Form 10-Q
period 2000-09-30
SIMPLE TECHNOLOGY INC
filed 2000-11-14
CIK 1102741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

                 / / TRANSITION REPORT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-31623


                             SIMPLE TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)


                     CALIFORNIA                                  33-0399154
  (State or other jurisdiction of incorporation or           (I.R.S. Employer
                    organization)                            Identification No.)

                 3001 Daimler Street
                    Santa Ana, CA                                92705-5812
      (Address of principal executive offices)                   (Zip Code)

                                 (949) 476-1180
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

The number of shares outstanding of the Registrant's common stock, par value $0.001, as of September 30, 2000 was 37,572,667.

                             SIMPLE TECHNOLOGY, INC.
                           INDEX TO FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                                                                                                    PAGE
                                       PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999
          (unaudited)..........................................................................       3

          Consolidated Statements of Operations for the Three and Nine Months Ended September
          30, 2000 and September 30, 1999 (unaudited)..........................................       4

          Consolidated Statement of Shareholders' Equity for the Nine Months Ended September
          30, 2000 (unaudited)................................................................        5

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
          and September 30, 1999 (unaudited)...................................................       6

          Notes to Consolidated Financial Statements (unaudited)...............................       8

Item 2.   Management's Discussion and Analysis of Financial Conditions and Results of
          Operations...........................................................................      11

Item 3.   Quantitative and Qualitative Disclosure about Market Risk............................      25

                                 PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings....................................................................      26

Item 2.   Changes in Securities and Use of Proceeds............................................      26

Item 3.   Defaults Upon Senior Securities......................................................      27

Item 4.   Submission of Matters to a Vote of Security Holders..................................      27

Item 5.   Other Information....................................................................      27

Item 6.   Exhibits and Reports on Form 8-K.....................................................      27

Signatures.....................................................................................      28


     Except as otherwise noted in this report, "Simple Technology," the "Company," "we," "us" and "our" collectively refers to Simple Technology, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             Simple Technology, Inc.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                               September 30,      December 31,
                                                                   2000              1999
                                                               --------------     ------------
                           ASSETS:
Current Assets:
     Cash and cash equivalents                                     $      56         $  3,779
     IPO proceeds receivable                                          65,104                -
     Accounts receivable, net of allowances
       of $888 at September 30, 2000 and $772
       at December 31, 1999                                           29,325           23,705
     Related party receivable                                              -               40
     Inventory                                                        41,514           18,276
     Deferred income taxes                                             2,532              181
     Other current assets                                                926              545
                                                               --------------     ------------
        Total current assets                                         139,457           46,526
Furniture, fixtures and equipment, net                                 7,359            7,968
Deferred income taxes                                                      -              637
                                                               --------------     ------------
        Total assets                                               $ 146,816         $ 55,131
                                                               ==============     ============


            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                              $  28,042         $ 20,033
     Dividend payable                                                 25,148                -
     Current maturities of long-term debt                                745              697
     Current maturities of capital lease obligations                     890              938
     Accrued and other liabilities                                     5,568            2,002
                                                               --------------     ------------
         Total current liabilities                                    60,393           23,670
     Line of credit                                                   20,083           12,479
     Long-term debt                                                    1,279            1,844
     Capital lease obligations                                           714            1,358
     Deferred income taxes                                               128                -
                                                               --------------     ------------
         Total liabilities                                            82,597           39,351
                                                               --------------     ------------

Shareholders' Equity:
     Preferred stock, par value $0.001, no shares authorized
       as of December 31, 1999;  20,000,000 shares authorized
       as of September 30, 2000, no shares outstanding                 ---               ---
     Common stock, no par value, 50,700,000 shares
       authorized, 30,601,027 shares issued and outstanding
       as of December 31, 1999;  $0.001 par value, 100,000,000
       shares authorized, 37,572,667 shares issued and
       outstanding as of September 30, 2000                               38               30
     Additional paid-in capital                                       64,172            3,283
     Unearned stock based compensation                                   (74)            (141)
     Retained earnings                                                    83           12,705
     Accumulated other comprehensive loss                                  -              (97)
                                                               --------------     ------------
         Total shareholders' equity                                   64,219           15,780
                                                               --------------     ------------
         Total liabilities and shareholders' equity                $ 146,816         $ 55,131
                                                               ==============     ============

See accompanying notes to unaudited consolidated financial statements.

                             Simple Technology, Inc.
                      Consolidated Statements of Operations
                (in thousands, except share and per share amounts)
                                   (unaudited)


                                                   Three Month Period                Nine Month Period
                                                  Ended September 30,               Ended September 30,
                                                  2000           1999               2000           1999
                                                  ----           ----               ----           ----
Net revenues                                      $ 84,709     $    53,007       $   217,356    $   136,285
Cost of revenues                                    66,409          39,905           169,646        108,255
                                              -------------  --------------     -------------  -------------
     Gross profit                                   18,300          13,102            47,710         28,030
                                              -------------  --------------     -------------  -------------
Sales and marketing                                  5,312           3,314            14,773         10,348
General and administrative                           2,394           2,105             8,659          6,401
Research and development                             1,069             373             2,582          1,347
Non-recurring expenses                               1,885               -             1,885              -
                                              -------------  --------------     -------------  -------------
     Total operating expenses                       10,660           5,792            27,899         18,096
                                              -------------  --------------     -------------  -------------
     Income from operations                          7,640           7,310            19,811          9,934
Interest and other expense, net                        665             455             1,470          1,427
                                              -------------  --------------     -------------  -------------
     Income before benefit for
       income taxes                                  6,975           6,855            18,341          8,507
Benefit for income taxes                            (1,251)           (316)           (1,076)          (387)
                                              -------------  --------------     -------------  -------------
     Net income                                   $  8,226     $     7,171       $    19,417    $     8,894
                                              =============  ==============     =============  =============

Unaudited pro forma data:
Income before provision
       for income taxes                           $  6,975     $     6,855       $    18,341    $     8,507
Provision for income taxes                           2,651           2,605             6,970          3,233
                                              -------------  --------------     -------------  -------------
Pro forma net income                              $  4,324     $     4,250       $    11,371    $     5,274
                                              =============  ==============     =============  =============

Pro forma net income per share:
     Basic                                        $   0.14     $      0.14       $      0.37    $      0.17
                                              =============  ==============     =============  =============
     Diluted                                      $   0.13     $      0.13       $      0.34    $      0.16
                                              =============  ==============     =============  =============

Weighted average shares outstanding:
     Basic                                      30,759,189      30,601,027        30,654,132     30,601,027
                                              =============  ==============     =============  =============
     Diluted                                    33,768,281      32,809,164        33,530,628     32,480,470
                                              =============  ==============     =============  =============



See accompanying notes to unaudited consolidated financial statements.

                             Simple Technology, Inc.
                 Consolidated Statement of Shareholders' Equity
                      (in thousands, except share amounts)
                                   (unaudited)

                                                  COMMON STOCK         PAID-IN        STOCK BASED        RETAINED
                                               SHARES     AMOUNT       CAPITAL        COMPENSATION       EARNINGS
                                               ------     ------       -------        ------------       --------
Balances, December 31, 1999                 30,601,027    $   30        $ 3,283        $   (141)         $12,705
Comprehensive income:
   Net income                                                                                             19,417
   Foreign currency translation
      adjustment
      Total comprehensive income
Compensation related to stock options
   vesting                                                                                   67
Change in par value of common stock                             1            (1)
Distributions to shareholders                                            (3,000)                        (32,039)
Issuance of common shares                    6,364,000          6        62,987
Exercise of stock options                      607,640          1           672
Tax benefits from exercise of stock options                                 231
                                            ----------- -----------    ----------     -----------    -----------
Balances, September 30, 2000                37,572,667   $     38      $ 64,172       $     (74)     $       83
                                            ==========  ===========    ===========    ===========    ===========


                                          ACCUMULATED
                                             OTHER              TOTAL
                                         COMPREHENSIVE      SHAREHOLDERS'
                                             LOSS               EQUITY
                                           --------             ------
Balances, December 31, 1999                $   (97)           $  15,780
Comprehensive income:
   Net income                                                    19,417
   Foreign currency translation
      adjustment                                97                   97
                                                             -----------
      Total comprehensive income                                 19,514
Compensation related to stock options
   vesting                                                           67
Change in par value of common stock
Distributions to shareholders                                   (35,039)
Issuance of common shares                                        62,993
Exercise of stock options                                           673
Tax benefits from exercise of stock options                         231
                                            -------        -----------
Balances, September 30, 2000               $    --          $    64,219
                                            =======         ===========

                             Simple Technology, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                       Nine Month Period
                                                                      Ended September 30,
                                                                      2000          1999
                                                                      ----          ----
Cash flow from operating activities:
   Net income                                                        $ 19,417      $  8,894
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      2,106         2,657
     Loss on sale of furniture, fixtures and equipment                      1             6
     Accounts receivable provisions                                       675           150
     Inventory excess and obsolescence  expense                           375           740
     Deferred income taxes                                             (1,354)           (8)
     Compensation related to stock options vesting                         67           123
     Foreign currency translation adjustment                               97            20
     Change in operating assets and liabilities:
       Accounts receivable                                             (6,295)      (14,528)
       Inventory                                                      (23,613)       (4,551)
       Other assets                                                      (383)          154
       Accounts payable                                                 8,009         4,856
       Accrued and other liabilities                                    3,071           248
                                                                  ------------  ------------
         Net cash provided by (used in) operating activities            2,173        (1,239)
                                                                  ------------  ------------

Cash flows from investing activities:
   Advances to shareholders                                                 -          (721)
   Repayment of advances to shareholders                                    -           179
   Purchase of furniture, fixtures and equipment                       (1,725)         (954)
   Proceeds from sale of furniture, fixtures and
     equipment                                                            228            35
                                                                  ------------  ------------
         Net cash used in investing activities                         (1,497)       (1,461)
                                                                  ------------  ------------

Cash flows from financing activities:
   Deferred offering costs                                             (1,615)            -
   Borrowings under line of credit, net                                 7,605         3,162
   Repayment of borrowings from banks                                    (517)         (275)
   Payment on capital lease obligations                                  (693)         (918)
   Repayment of loans to related parties, net                              40            83
   Distributions to shareholders                                       (9,891)         (226)
   Proceeds from exercise of stock options                                672             -
                                                                  ------------  ------------
         Net cash provided by (used in) financing activities           (4,399)        1,826
                                                                  ------------  ------------

         Net decrease in cash                                          (3,723)         (874)
Cash and cash equivalents at beginning of period                        3,779           817
                                                                  ------------  ------------
Cash and cash equivalents at end of period                           $     56      $    (57)
                                                                  ============  ============



See accompanying notes to unaudited consolidated financial statements.

                             Simple Technology, Inc.
                Consolidated Statements of Cash Flows, Continued
                                 (in thousands)
                                   (unaudited)


                                                                          Nine Month Period
                                                                         Ended September 30,
                                                                         2000           1999
                                                                         ----           ----
Supplemental Schedule of noncash activities:
   Purchase of furniture, fixtures and equipment with
      long-term debt                                                    $      -       $ 114
   Sale of equipment with a note receivable                             $      -       $ 672
   Issuance of common stock for IPO proceeds receivable                 $ 65,104       $   -
   Declaration of dividend payable                                      $ 25,148       $   -



See accompanying notes to unaudited consolidated financial statements.

                             SIMPLE TECHNOLOGY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the consolidated financial position of the company at September 30, 2000 and the consolidated results of operation and cash flows for the three and nine month periods ended September 30, 2000 and 1999 have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Registration Statement on Form S-1 (Reg. No. 333-32478) (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") in connection with its initial public offering. The December 31, 1999 balances reported herein are derived from the audited consolidated financial statements included in the Registration Statement. The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.

The consolidated financial statements of the Company include the accounts of the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., bad debt reserves and inventory reserves), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. For the quarters ending September 30, 2000 and 1999, and the nine month periods ending September 30, 2000 and 1999, potentially dilutive securities consisted solely of options and resulted in potential common shares of 3,009,091, 2,208,137, 2,876,496 and 1,879,443, respectively.

Pro forma net income is computed using an effective tax rate of 38% to reflect the estimated income tax expense of the Company as if it had been subject to C corporation federal and state income taxes for the period, instead of S corporation income taxes.

NOTE 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consists of the following:


-------------------------------------------------- ------------------ -----------------
(In thousands)                                       September 30,      December 31,
                                                         2000               1999
-------------------------------------------------- ------------------ -----------------
Raw materials                                             $ 27,993          $ 11,283
Work-in-progress                                             3,927             1,262
Finished goods                                              11,554             7,811
-------------------------------------------------- ------------------ -----------------
                                                            43,474            20,356
Reserve for excess and obsolescence                         (1,960)           (2,080)
-------------------------------------------------- ------------------ -----------------

Inventory, net                                            $ 41,514          $ 18,276
================================================== ================== =================

Furniture, fixtures and equipment consists of the following:



-------------------------------------------------- ------------------ -----------------
(In thousands)                                       September 30,      December 31,
                                                         2000               1999
-------------------------------------------------- ------------------ -----------------
Furniture and fixtures                             $             111  $            93
Equipment                                                     16,086           14,748
-------------------------------------------------- ------------------ -----------------
                                                              16,197           14,841
Accumulated depreciation                                      (8,838)          (6,873)
-------------------------------------------------- ------------------ -----------------
Furniture, fixtures and equipment, net             $           7,359  $         7,968
================================================== ================== =================


NOTE 5 - INTERACTIVE FLIGHT TECHNOLOGY LITIGATION

On October 11, 2000, the jury in the Interactive Flight Technology matter returned a verdict against defendants Avnet, Inc. and Simple Technology, Inc. in the total amount of $1,785,588, representing the total price paid by the plaintiff for 4,398 Integral Viper 340 MB PCMCIA hard disk drives. Based on the terms of a separate indemnification agreement with Avnet, the Company will bear the full burden of paying the amount ultimately found to be due to Interactive Flight Technologies.

Prior to entering judgment reflecting the jury verdict, the court will determine the amount, if any, to be awarded for attorneys fees and other expenses. In addition, one or more parties in the litigation may move for a new trial. Accordingly, it is the Company's expectation that no final judgment will be entered prior to December 2000.

While Simple Technology believes that grounds exist for appealing the jury verdict and a final adverse judgment, it intends to reserve any final decision on appeal until such time as the court renders its decision on pending and anticipated motions.

Outside counsel has estimated possible damages related to this matter in a range of $1.9 million to $3.5 million. The Company accrued $1.9 million in possible damages as of September 30, 2000. The related provision is reflected as nonrecurring charges in the Company's statements of operation for the three and nine month periods ended September 30, 2000.

NOTE 6 - SEGMENT INFORMATION

The Company designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications. The Company provides both standard and custom memory solutions for two reportable operating segments, Original Equipment Manufacturer ("OEM") and Aftermarket, based on dynamic random access memory, static random access memory and Flash memory technologies.

Beginning in 1999, after completion of management information system enhancements, the Company used net sales and gross profit as the basis for evaluating the performance of its operating segments. The Company does not allocate operating expenses, interest or income taxes to operating segments. Due to the similarity of products manufactured for customers within each operating segment, the Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company's reportable segments is shown in the following table:


                         THREE MONTH PERIOD ENDED                               THREE MONTH PERIOD ENDED
(IN THOUSANDS)               SEPTEMBER 30, 2000                                     SEPTEMBER 30, 1999
                    --------------------------------------             -------------------------------------------
                      OEM        AFTERMARKET     CONSOLIDATED             OEM         AFTERMARKET     CONSOLIDATED
                    -------      -----------     ------------          --------       -----------     ------------
Net revenues        $41,817       $42,892          $84,709              $12,620        $40,387          $53,007
Cost of revenues     31,492        34,917           66,409                8,299         31,606           39,905
                    -------       -------          --------             -------        -------          --------
Gross profit        $10,325       $ 7,975          $18,300              $ 4,321        $ 8,781          $13,102
                    ========      =======          ========             =======        =======          ========



                          NINE MONTH PERIOD ENDED                               NINE MONTH PERIOD ENDED
                            SEPTEMBER 30, 2000                                     SEPTEMBER 30, 1999
                    --------------------------------------             -------------------------------------------
                      OEM        AFTERMARKET     CONSOLIDATED             OEM         AFTERMARKET     CONSOLIDATED
                    -------      -----------     ------------          --------       -----------     ------------
Net revenues        $89,506      $127,850          $217,356             $35,029        $101,256          $136,285
Cost of revenues     65,646       104,000           169,646              24,575          83,680           108,255
                    -------      --------          --------             -------        --------          --------
Gross profit        $23,860      $ 23,850          $ 47,710             $10,454        $ 17,576          $ 28,030
                    =======      ========          ========             =======        ========          ========

For the quarters ending September 30, 2000 and 1999, and the nine month periods ending September 30, 2000 and 1999, international sales comprised 11.7%, 16.9%, 14.3% and 15.0%, respectively, of the Company's total revenues. During these periods, no single foreign country accounted for more than 10.0% of total revenues. All international sales during these periods were shipped domestically to the Company's foreign customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our prospectus filed with the SEC on September 29, 2000 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS - COMPARISON OF THE THIRD QUARTER OF 2000 TO THE THIRD QUARTER OF 1999

         NET REVENUES. Our revenues were $84.7 million in the third quarter of 2000, compared to $53.0 million in the same period in 1999. Sales of Flash and IC Tower stacking products accounted for 43.6% of our revenues in the third quarter of 2000, compared to 17.8% in the same period in 1999. Revenues increased 59.8% over this period due to an increase in our average sales price from $82 in the third quarter of 1999 to $146 in the third quarter of 2000, offset by a decrease in unit volume. This increase in our average sales price resulted from a shift in product mix to higher capacity DRAM, Flash and IC Tower stacking products. Overall unit volume decreased 10.6% due to unit volume decreases of 32.8% for standard memory products and 33.3% for non-DRAM, non-Flash products such as products manufactured on a consignment basis, SRAM, hard drive upgrade kits and connectivity products, partially offset by unit volume increases of 70.7% for Flash products and 571.3% for IC Tower stacking products. The decrease in unit volume for non-DRAM, non-Flash products resulted from a substantial decline in the unit volume of products manufactured on a consignment basis from the third quarter of 1999 to the third quarter of 2000. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

         Our OEM Division revenues grew 231.7% from $12.6 million in the third quarter of 1999 to $41.8 million in the third quarter of 2000. Although there was a decline in total OEM Division unit volume of 6.7% for this period, OEM Division revenues increased as a result of an increase in average sales price from $65 in the third quarter of 1999 to $231 in the third quarter of 2000. This increase in average sales price resulted from a shift in product mix to a greater concentration of higher capacity DRAM, Flash and IC Tower stacking products and a significantly reduced concentration of products manufactured on a consignment basis, which typically have relatively lower average sales prices. Our Aftermarket Division revenues grew 6.2% from $40.4 million in the third quarter of 1999 to $42.9 million in the third quarter of 2000. Aftermarket Division revenues increased due to an increase in average sales price from $89 in the third quarter of 1999 to $107 in the third quarter of 2000, offset by a decrease in unit volume of 12.3%. The increase in average sales price for our Aftermarket Divison revenues resulted from a shift in product mix to higher capacity DRAM, Flash and IC Tower stacking products.

         Our combined backlog was $48.8 million as of September 30, 2000, consisting of $46.7 million for the OEM Division and $2.1 million for the Aftermarket Division. Our combined backlog was $13.3 million as of December 31, 1999, consisting of $12.8 million for the OEM Division and $485,000 for the Aftermarket Division. The increase in OEM Division backlog from December 31, 1999 to September 30, 2000 was primarily due to increasing OEM orders and the lengthening of time between our receipt of an OEM order and the required ship date of the order. Aftermarket backlog is typically nominal since substantially all aftermarket orders are filled on a same-day or next-day basis. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

         COST OF REVENUES. Cost of revenues include component costs, personnel costs related to manufacturing, testing, quality control and material management employees, and depreciation costs on production, testing and quality control equipment. Cost of revenues were $66.4 million in the third quarter of 2000, compared to $39.9 million in the same period in 1999. Cost of revenues as a percentage of revenues were 78.4% in the third quarter of 2000, compared to 75.3% in the same period in 1999. An earthquake in Taiwan in September 1999 caused a short-term worldwide supply shortage and substantial price increase in the sales price of DRAM products, while our DRAM component costs remained relatively flat during this period. This resulted in substanially higher than normal gross margins for our DRAM memory products during the third quarter of 1999. Before the earthquake, cost of revenues in the third quarter of 1999 was trending at approximately 80.0%.

         GROSS PROFIT. Our gross profit was $18.3 million in the third quarter of 2000, compared to $13.1 million in the same period in 1999. Gross profit as a percentage of revenues was 21.6% in the third quarter of 2000, compared to 24.7% in the same period in 1999. Our gross profit for our OEM Division as a percentage of revenues was 24.7% in the third quarter of 2000 compared to 34.2% in the third quarter of 1999 and our gross profit for our Aftermarket Division as a percentage of revenues was 18.6% in the third quarter of 2000; compared to 21.7% in the third quarter of 1999. Gross profit in the third quarter of 1999 was abnormally higher due the effect of the earthquake in Taiwan in September 1999. Prior to the earthquake, gross profits in the third quarter 1999 were trending at approximately 20.0%.

         RESEARCH AND DEVELOPMENT. Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.1 million in the third quarter of 2000, compared to $373,000 in the same period in 1999. Research and development expenses as a percentage of revenues were 1.3% in the third quarter of 2000, compared to 0.7% in the same period in 1999. The increase in research and development expenses resulted from increased personnel costs related to the expansion of our engineering staff.

         SALES AND MARKETING. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers' representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.3 million in the third quarter of 2000, compared to $3.3 million in the same period in 1999. Sales and marketing expenses increased over this period primarily due to an increase in personnel costs related to the addition of internal salespersons and increased commissions related to higher revenues. Sales and marketing expenses as a percentage of revenues were 6.3% in the third quarter of 2000, compared to 6.3% in the same period in 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.4 million in the third quarter of 2000, compared to $2.1 million in the same period in 1999. General and administrative expenses as a percentage of revenues were 2.8% in the third quarter of 2000, compared to 4.0% in the third quarter of 1999. The percentage decrease in general and administrative expenses resulted from leveraging fixed costs against increased revenues.

         NON-RECURRING EXPENSES. Non-recurring expenses are comprised of $1.9 million in accrued legal expenses related to pending litigation with Interactive Flight Technologies, Inc. For more details concerning these accrued legal expenses, see note 5 of "Notes to the Consolidated Financial Statements (unaudited)."

         INTEREST AND OTHER EXPENSE, NET. Interest expense is comprised of interest related to our line of credit and equipment financing. Interest expense was $665,000 in the third quarter of 2000, compared to $462,000 in the same period in 1999. The increase in interest expense in the third quarter of 2000 resulted from increased borrowings.

         PRO FORMA PROVISION FOR INCOME TAXES. From the date of our formation in March 1990 to September 26, 2000, we had elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state tax laws and filed our federal and state income tax returns on that basis. An S corporation is generally not subject to corporate-level income tax. However, California levies an S corporation tax of approximately 1.5% on taxable income. In addition to the California S corporation tax that we paid, our shareholders of record as of September 20, 2000 were taxed directly on our earnings for federal and state income tax purposes, whether or not the earnings were distributed. We terminated our S corporation status on September 26, 2000 after which we are required to pay federal and state corporate-level income taxes as a C corporation. The provision for income taxes has been restated on a pro forma basis to reflect C corporation tax treatment throughout the third quarter of 2000 and 1999. Our effective tax rate is estimated at 38%, which differs from the combined federal and state statutory rates primarily due to the utilization of Enterprise Zone tax credits. We operate in a region designated as an Enterprise Zone, in which companies located in economically depressed regions are offered hiring tax credits for eligible employees as well as tax credits related to the purchase of qualified production equipment.

         PRO FORMA NET INCOME. Assuming the termination of our S corporation status occurred prior to the third quarter of 2000, our pro forma net income was $4.3 million.

RESULTS OF OPERATIONS - COMPARISON OF THE FIRST NINE MONTHS OF 2000 TO THE FIRST NINE MONTHS OF 1999

         NET REVENUES. Our revenues were $217.4 million in the first nine months of 2000, compared to $136.3 million in the same period in 1999. Sales of Flash and IC Tower stacking products accounted for 37.3% of our revenues in the first nine months of 2000, compared to 18.5% in the same period in 1999. Revenues increased 59.5% over this period primarily due to increases in average sales prices. Our average sales price increased from $75 in the first nine months of 1999 to $120 in the first nine months of 2000, resulting from a shift in product mix to higher capacity DRAM, Flash and IC Tower stacking products. Overall unit volume decreased 0.9% due to unit volume decreases of 4.0% for standard memory products and 47.4% for non-DRAM, non-Flash products such as products manufactured on a consignment basis, SRAM, hard drive upgrade kits and connectivity products, partially offset by unit volume increases of 77.3% for Flash products and 268.0% for IC Tower stacking products. The decrease in unit volume for non-DRAM, non-Flash products resulted from a substantial decline in the unit volume of products manufactured on a consignment basis from the first nine months of 1999 to the first nine months of 2000. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

         Our OEM Division revenues grew 155.5% from $35.0 million in the first nine months of 1999 to $89.5 million in the first nine months of 2000. Although there was a decline in total OEM Division unit volume of 25.8% for this period, OEM Division revenues increased as a result of an increase in average sales price from $56 in the first nine months of 1999 to $193 in the first nine months of 2000. This increase in average sales price resulted from a shift in product mix to a greater concentration of high capacity DRAM, Flash and IC Tower stacking products and a significantly reduced concentration of products manufactured on a consignment basis, which typically have relatively lower average sales prices. Our Aftermarket Division revenues grew 26.3% from $101.3 million in the first nine months of 1999 to $127.8 million in the first nine months of 2000. Aftermarket Division revenues growth resulted from a 12.1% increase in unit volume and an increase in the average sales price from $84 in the first nine months of 1999 to $95 in the first nine months of 2000.

         COST OF REVENUES. Cost of revenues include component costs, personnel costs related to manufacturing, testing, quality control and material management employees, and depreciation costs on production, testing and quality control equipment. Cost of revenues were $169.6 million in the first nine months of 2000, compared to $108.3 million in the same period in 1999. Cost of revenues as a percentage of revenues were 78.0% in the first nine months of 2000, compared to 79.4% in the same period in 1999. The decrease in cost of revenues as a percentage of revenues over this period resulted primarily from a shift in product mix to a greater concentration of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products.

         GROSS PROFIT. Our gross profit was $47.7 million in the first nine months of 2000, compared to $28.0 million in the same period in 1999. Gross profit as a percentage of revenues was 22.0% in the first nine months of 2000, compared to 20.6% in the same period in 1999. Gross profit for our OEM Division as a percentage of revenues was 26.7% in the first nine months of 2000, compared to 29.8% in the first nine months of 1999 and gross profit for our Aftermarket Division as a percentage of revenues was 18.7% in the first nine months of 2000, compared to 17.4% in the first nine months of 1999. In the first nine months of 2000, gross margins for the OEM Division decreased primarily due to a significant reduction in the concentration of products manufactured on a consignment basis, which typically have relatively higher gross margins. In the first nine months of 2000, gross margins for the Aftermarket Division increased due to a shift in product mix to a greater concentration of higher margin, higher capacity DRAM, Flash and IC Tower stacking products.

         RESEARCH AND DEVELOPMENT. Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.6 million in the first nine months of 2000, compared to $1.3 million in the same period in 1999. Research and development expenses as a percentage of revenues were 1.2% in the first nine months of 2000, compared to 1.0% in the same period in 1999. This increase resulted from an expansion of our engineering staff in order to develop new and enhanced products in an effort to respond to changing customer requirements for higher density DRAM and Flash memory and storage products with smaller size, lower power consumption and higher speeds.

         SALES AND MARKETING. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers' representatives, shipping costs and marketing programs. Sales and marketing expenses were $14.8 million in the first nine months of 2000, compared to $10.3 million in the same period in 1999. The increase in sales and marketing expenses over this period resulted from an increase in personnel costs related to the addition of internal salespersons and increased commissions related to higher revenues. Sales and marketing expenses as a percentage of revenues were 6.8% in the first nine months of 2000, compared to 7.6% in the same period in 1999. This decrease as a percentage of sales resulted from leveraging certain fixed sales and marketing expenses against increased revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $8.7 million in the first nine months of 2000, compared to $6.4 million in the same period in 1999. General and administrative expenses as a percentage of revenues were 4.0% in the first nine months of 2000, compared to 4.7% in the first nine months of 1999. General and administrative expenses increased over this period primarily due to additional legal costs of approximately $1.2 million and increases in personnel costs for new and existing employees. Our legal expenses were $2.0 million in the first nine months of 2000. Although we expect substantial legal expenses to continue in 2000 and the first quarter of 2001, we expect general and administrative expenses to increase at a slower rate than revenues in future quarters.

         NON-RECURRING EXPENSES. Non-recurring expenses are comprised of $1.9 million in accrued legal expenses related to pending litigation with Interactive Flight Technologies, Inc. For more details concerning these accrued legal expenses, see note 5 of "Notes to the Consolidated Financial Statements (unaudited)."

         INTEREST AND OTHER EXPENSE, NET. Interest expense is comprised of interest related to our line of credit and equipment financing. Interest expense was $1.5 million in the first nine months of 2000, compared to $1.4 in the same period in 1999. This increase in interest expense in the first nine months of 2000 resulted from increased borrowings.

         PRO FORMA PROVISION FOR INCOME TAXES. From the date of our formation in March 1990 to September 26, 2000, we had elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state tax laws and filed our federal and state income tax returns on that basis. An S corporation is generally not subject to corporate-level income tax. However, California levies an S corporation tax of approximately 1.5% on taxable income. In addition to the California S corporation tax that we paid, our shareholders of record as of September 20, 2000 were taxed directly on our earnings for federal and state income tax purposes, whether or not the earnings were distributed. We terminated our S corporation status on September 26, 2000 after which we are required to pay federal and state corporate-level income taxes as a C corporation. The provision for income taxes has been restated on a pro forma basis to reflect C corporation tax treatment thoughout the first nine months of 2000 and 1999. Our effective tax rate is estimated at 38%, which differs from the combined federal and state statutory rates primarily due to the utilization of Enterprise Zone tax credits. We operate in a region designated as an Enterprise Zone, in which companies located in economically depressed regions are offered hiring tax credits for eligible employees as well as tax credits related to the purchase of qualified production equipment.

         PRO FORMA NET INCOME. Assuming the termination of our S corporation status occurred prior to the first nine months of 2000, our pro forma net income was $11.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations from contributions of capital by our shareholders of record as of September 20, 2000, borrowings on various lines of credit and cash from ongoing operations. As of September 30, 2000, we had working capital of $79.1 million including $56,000 of cash and cash equivalents. We received $65.1 million in proceeds from our initial public offering on October 4, 2000, which was recorded as a receivable at September 30, 2000. As of December 31, 1999, we had working capital of $22.9 million including $3.8 million of cash and cash equivalents. We had unused availability of approximately $7.4 million at September 30, 2000 and approximately $7.5 million at December 31, 1999 under our line of credit with Comerica Bank. The outstanding principal balance under our line of credit was $20.1 million at September 30, 2000 and $12.5 million at December 31, 1999. In October 2000, we paid down our line of credit balance to zero. There is no unused line fee under our line of credit agreement with Comerica Bank. Due to the closing of our initial public offering on October 4, 2000, Comerica Bank has the option to reduce our available line of credit to a range of $15.0 million to $20.0 million as determined in their sole and absolute discretion. In order to reduce borrowings and interest expense prior to our initial public offering, we operated a control disbursement or zero-balance checking account. Under this account, we maintained a zero-balance and transferred funds from our line of credit to cover presented checks. As a result, we have maintained a negative book cash balance related to outstanding checks on certain dates in the past.

         Net cash provided by operating activities was $2.2 million in the first nine months of 2000. Net cash provided by operating activities in the first nine months of 2000 resulted primarily from net income of $19.4 million, depreciation and amortization of $2.1 million and increases in accounts payable and accrued and other liabilities of $11.1 million, offset by increases in inventory of $23.6 million and accounts receivable of $6.3 million. Inventory increased to support increased OEM orders and lengthened time between our receipt of OEM orders and the required ship date of the orders. Accounts receivable increased due to increased overall revenues.

         Net cash used in investing activities was $1.5 million in the first nine months of 2000, attributable primarily to purchases of furniture, fixtures and equipment. Although we had no material capital expense commitments as of September 30, 2000, we expect to spend up to approximately $3.0-4.0 million during the next 12 months, primarily for testing and engineering equipment.

         Net cash used by financing activities totaled $4.4 million in the first nine months of 2000. Net cash used by financing activities in the first nine months of 2000 resulted primarily from distributions of $9.9 million to S Corporation shareholders for income taxes and $1.6 million in deferred offering costs related to our initial public offering, offset by an increase in our line of credit of $7.6 million.

         We have entered into several capital leases and loans to finance manufacturing and testing equipment, including leases and loans with companies affiliated with our executive officers and directors as described under "Certain Transactions-MDC Land Corporation and MDC Land LLC" in the Registration Statement. Our obligations under capital leases were $1.6 million on September 30, 2000 and $2.3 million on December 31, 1999, with interest rates ranging from 8.1% to 9.6% per annum. Our equipment financing loan balances were $2.0 million on September 30, 2000 and $2.5 million on December 31, 1999, with interest rates ranging from 8.4% to 9.1% per annum. One of the equipment note payable agreements contains various nonfinancial covenants that, among other things, limit distributions and dividends to our shareholders without the prior written consent of the lender, and requires the equipment to remain unencumbered by other liens. As of September 30, 2000, we were in compliance with all covenants under the equipment note payable agreements.

         We have made cash distributions of a portion of our earnings to certain of our shareholders of record as of September 20, 2000 for reasons including payment of their overall personal income tax liabilities as described under "S Corporation Status and Conversion" and "Certain Transactions-S Corporation Distributions to Shareholders for Taxes and Other Items" in the Registration Statement. On September 26, 2000, we distributed to our shareholders of record as of September 20, 2000, in proportion to their ownership of our shares, notes in an aggregate principal amount of $25.1 million, equal to our undistributed earnings from the date of our formation through September 26, 2000. We used a portion of the net proceeds from our initial public offering to payoff the principal amount of these undistributed earnings notes on October 6, 2000 and November 3, 2000.

         We believe the net proceeds from our initial public offering, together with our existing assets, anticipated debt and expected cash flow from operations will be sufficient to fund our operations for the next 12 months. Thereafter, we may require additional sources of funds to continue to support our business. Such funds, if needed, may not be available or may not be available on terms acceptable to us.

                               RISK FACTORS

BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR PROSPECTUS FILED WITH THE SEC ON SEPTEMBER 29, 2000. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

DECLINES IN OUR AVERAGE SALES PRICES MAY RESULT IN DECLINES IN OUR REVENUES AND GROSS MARGINS.

         During 1998, production overcapacity in the memory product market caused the prices of our memory products to decline, which negatively impacted our revenues, gross margins and profitability. In addition, declines in semiconductor prices could affect the valuation of our inventory which could harm our business. We expect production overcapacity will reoccur in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset anticipated declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by original equipment manufacturers, or OEMs, which would favor our largest competitors and reduce the demand for our aftermarket memory products.

BECAUSE WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR IC DEVICES, ANY DISRUPTION IN OUR SUPPLY RELATIONSHIPS COULD HARM OUR ABILITY TO FULFILL ORDERS.

         We have no long-term supply contracts and are dependent on a small number of suppliers to supply integrated circuit, or IC, devices which represent approximately 95% of our component costs. Our dependence on a small number of suppliers and our lack of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Hitachi Semiconductor (America) Inc. supplies substantially all of the IC devices used in our Flash memory products. In addition, Hitachi Semiconductor (America) Inc., Hyundai Electronics America, Inc., NEC Electronics, Inc. and Samsung Semiconductor, Inc. currently supply a majority of the dynamic random access memory, or DRAM, IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices. In particular, if our supply relationship with Hitachi Semiconductor (America) Inc. is disrupted or terminated, our ability to manufacture and sell our Flash products would be limited and our Flash business would be adversely affected.

WE MAY BE UNABLE TO MAINTAIN A STEADY SUPPLY OF COMPONENTS.

         The electronics industry has experienced in the past, and may experience in the future, shortages in IC devices, including DRAM, static random access memory, or SRAM, and Flash memory. We have experienced and may continue to experience delays in component deliveries and quality problems which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of some of our products. In addition, industry capacity has, from time to time, become constrained such that some vendors which supply components for our products have placed their customers, ourselves included, on allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner.

SALES TO A SMALL NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF ANY KEY CUSTOMER WOULD MATERIALLY REDUCE OUR SALES.

         Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our sales. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest OEM Division customers accounted for an aggregate of 79.7% of our OEM Division revenues or 32.8% of our total revenues in the first nine months of 2000 and 75.4% of our OEM Division revenues or 19.4% of our total revenues in 1999. Our largest OEM Division customer, Cisco Systems, Inc., accounted for 24.3% of our OEM Division revenues or 10.0% of our total revenues in the first nine months of 2000. No OEM Division customer accounted for more than 10.0% of our total revenues in the first nine months of 1999. Our ten largest Aftermarket Division customers accounted for an aggregate of 51.4% of our Aftermarket Division revenues or 30.2% of our total revenues in the first nine months of 2000 and 47.6% of our Aftermarket Division revenues or 35.3% of our total revenues in 1999. Our largest Aftermarket Division customer, CDW Computer Centers, Inc., accounted for 31.4% of our Aftermarket Division revenues or 18.5% of our total revenues in the first nine months of 2000 and 26.1% of our Aftermarket Division revenues or 19.4% of our total revenues in 1999. Consolidation in some of our customers' industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers' products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' products.

THREE OF OUR BENEFICIAL SHAREHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR OPERATIONS AND CAN SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL.

         Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of Simple Technology, are brothers and beneficially own approximately 81.4% of our common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

WE ARE INVOLVED FROM TIME TO TIME IN CLAIMS AND LITIGATION OVER INTELLECTUAL PROPERTY RIGHTS, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.

         We are currently a party to two lawsuits regarding intellectual property as further described on pages 60-61 in our Registration Statement under the subheading "Business - Legal Proceedings" and below under "Part II
- Other Information - Item 1 - Legal Proceedings." The outcome of litigation is inherently uncertain and we cannot predict the outcome of these lawsuits with certainty. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming. In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. In addition, if we are found to infringe valid patents of others, we may be excluded from using the infringed technology without a license, which may not be available on commercially reasonable terms, if at all.

A FINAL JUDGMENT IN OUR LAWSUIT WITH INTERACTIVE FLIGHT TECHNOLOGIES AND AVNET RELATING TO OUR SALE OF ALLEGEDLY DEFECTIVE PRODUCTS WOULD HARM OUR BUSINESS.

         On October 11, 2000, the jury returned a verdict against us and Avnet, Inc. in the total amount of $1,785,588, representing the total price paid by Interactive Flight for 4,398 hard disk drives. Based on the terms of a separate indemnification agreement between Avnet and us, we will bear the full burden of paying the amount ultimately found to be due to Interactive Flight. Prior to entering judgment reflecting the jury verdict, the court will determine the amount, if any, to be awarded for attorneys fees and other expenses. In addition, one or more parties in the litigation may move for a new trial. Accordingly, it is our expectation that no final judgment will be entered prior to December 2000. While we believe that ground exist for appealing the jury verdict and a final adverse judgment, we intend to reserve any final decision on appeal until such time as the court renders its decision on pending and anticipated motions. Our outside counsel has estimated possible total damages related to this matter in a range of $1.9 million to $3.5 million.

         A decision to appeal the jury verdict and a final adverse judgment will require us to incur substantial legal fees and expenses, and divert the attention of our key management and technical personnel. If we choose not to appeal the jury verdict and a final adverse judgment or we are unsuccessful in our appeal, we would be required to pay significant monetary damages to Interactive Flight and Avnet.

IF INDUSTRY SALES OF PRODUCTS USING FLASH MEMORY DO NOT GROW, OUR REVENUES, GROSS MARGINS AND PROFITABILITY WOULD BE HARMED.

         The market for consumer electronics incorporating Flash memory is relatively new and emerging. The success of our Flash business will depend largely on the level of consumer interest in consumer electronics utilizing Flash memory, such as digital cameras, MP3 digital audio players and personal digital assistants, or PDAs, many of which have only recently been introduced to the market. If sales of products using Flash memory do not increase, we will be unable to grow our Flash business. In addition, if we are unable to anticipate and fulfill customer demand for our products, we may lose sales to our competitors.

DEMAND FOR OUR PRODUCTS WOULD DECLINE IF THE MARKET FOR FLASH MEMORY DOES NOT DEVELOP, OR IF A COMPETING TECHNOLOGY DISPLACES FLASH MEMORY.

         There is currently an absence of a single Flash memory standard. It is possible that Flash memory standards other than those to which our products conform will emerge as the industry standard. If we are unable to anticipate and adequately allocate our resources in a timely and efficient manner toward the production and development of industry-standard Flash memory products, we may experience significant delays in releasing new and commercially viable products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular Flash memory standard or competing technology than we are. In particular, a primary source of competition may come from companies that offer alternative technologies such as ferroelectric random access memory products. If a competing technology replaces or takes significant market share from the Flash memory market, we would not be able to sell our Flash products.

THE EXECUTION OF OUR GROWTH STRATEGY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL, INCLUDING OUR EXECUTIVE OFFICERS, AND TO ATTRACT QUALIFIED PERSONNEL.

         Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mike Moshayedi, our President, and Mark Moshayedi, our Chief Operating Officer, Chief Technical Officer and Secretary. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY MAY NOT BE ADEQUATELY PROTECTED, WHICH COULD HARM OUR COMPETITIVE POSITION.

         Our proprietary technology and other intellectual property are critical to our success. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

         - prevent the challenge, invalidation or circumvention of our existing patents;
         - result in patents that lead to commercially viable products or provide competitive advantages for our products;
         - prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;
         - prevent third-party patents from having an adverse effect on our ability to do business;
         - result in patents with claims that are sufficiently broad to preclude competition;
         -     provide adequate protection for our intellectual property rights;
         - prevent disputes with third parties regarding ownership of our intellectual property rights;
         - prevent disclosure of our trade secrets and know-how to third parties or into the public domain; and
         -     result in patents from any of our pending applications.


         As part of our confidentiality procedures, we enter into non-disclosure and invention assignment agreements with all of our employees and attempt to control access to and distribution of our technology, documentation and other proprietary information. However, if such agreements are found to be unenforceable, we may be unable to adequately protect our intellectual property rights. In addition, despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies.

         We have not applied and do not expect to apply for patent protection in foreign countries. In addition, the laws of foreign countries may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in some foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks.

OUR INDEMNIFICATION OBLIGATIONS FOR THE INFRINGEMENT BY OUR PRODUCTS OF THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD REQUIRE US TO PAY SUBSTANTIAL DAMAGES.

         We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages. Our insurance does not cover intellectual property infringement.

OUR INDEMNIFICATION OBLIGATIONS TO OUR CUSTOMERS AND SUPPLIERS FOR PRODUCT DEFECTS COULD REQUIRE US TO PAY SUBSTANTIAL DAMAGES.

         A number of our product sales and product purchase agreements provide that we will defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from product warranty claims or claims for injury or damage resulting from defects in our products. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not be adequate to cover all or any part of the claims asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage could substantially harm our business, financial condition and results of operations. See "Part II - Other Information - Item 1 - Legal Proceedings" in our Form
S-1.

OUR LIMITED EXPERIENCE IN ACQUIRING OTHER BUSINESSES, PRODUCT LINES AND TECHNOLOGIES MAY MAKE IT DIFFICULT FOR US TO OVERCOME PROBLEMS ENCOUNTERED IN CONNECTION WITH ANY ACQUISITIONS WE MAY UNDERTAKE.

         While we have no agreements or negotiations currently underway, we intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

         - Problems assimilating the purchased operations, technologies or products;
         -     Costs associated with the acquisition;
         - Adverse effects on existing business relationships with suppliers and customers;
         - Risks associated with entering markets in which we have no or limited prior experience;
         -     Potential loss of key employees of purchased organizations; and
         - Potential litigation arising from the acquired company's operations before the acquisition.

         Our inability to overcome problems encountered in connection with such acquisitions could divert the attention of management, utilize scarce corporate resources and harm our business. In addition, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND CHANGES FROM THE CURRENT POINT IN THE CYCLE COULD ADVERSELY AFFECT OUR BUSINESS.

         The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs. Such shortages could have a material adverse effect on our business and operating results.

PRODUCT RETURNS, PRICE PROTECTIONS AND ORDER CANCELLATIONS COULD REDUCE OUR REVENUES.

         To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through aftermarket channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $715,000 in the first nine months of 2000, $1.2 million in 1999, $364,000 in 1998 and $474,000 in 1997. In addition, we offer some of our aftermarket customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $413,000 in the first nine months of 2000, $367,000 in 1999, $721,000 in 1998 and $429,000 in 1997.

         We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2000, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $2.1 million in the first mine months of 2000, $2.0 million in 1999, $1.7 million in 1998 and $3.6 million in 1997.

         We have no long-term volume commitments from our customers. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future which could result in fluctuations in our revenues.

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF THE INTENSE COMPETITION IN THE MEMORY INDUSTRY.

         We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

         We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets that have similar or alternative products which may be less costly or provide additional features. In addition, some of our significant suppliers are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

         We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to or future generations of competitive products that may render our technology or products obsolete or uncompetitive.

WE MAY LOSE OUR COMPETITIVE POSITION IF WE FAIL TO DEVELOP NEW AND ENHANCED PRODUCTS AND INTRODUCE THEM IN A TIMELY MANNER.

         The high performance computing, networking and communications, consumer electronics and industrial markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

         We have experienced, and may in the future experience, delays in the development and introduction of new products. Our product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments, could result in delays in market acceptance of these products. Delays in developing, manufacturing or marketing new or enhanced products could give our competitors an advantage, hurt our reputation and harm our business, financial condition and results of operations. Such products, even if introduced, may not gain market acceptance. In addition, we may not be able to respond effectively to new technological changes or new product announcements by others.

OBTAINING ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

         If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

WE FACE RISKS ASSOCIATED WITH DOING BUSINESS IN FOREIGN COUNTRIES, INCLUDING FOREIGN CURRENCY FLUCTUATIONS AND TRADE BARRIERS, THAT COULD LEAD TO A DECREASE IN DEMAND FOR OUR PRODUCTS OR AN INCREASE IN THE COST OF COMPONENTS USED IN OUR PRODUCTS.

         The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 14.3% of our revenues in the first nine months of 2000, 15.0% of our revenues in 1999, 19.0% of our revenues in 1998 and 22.5% of our revenues in 1997. No single foreign country accounted for more than 10.0% of our revenues in the first nine months of 2000, or in the years 1999, 1998 or 1997. For the first nine months of 2000 and the year ended 1999, over 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations which could harm our business. We do not hedge against foreign currency exchange rate risks.

         In addition, we purchase substantially all of the IC devices used in our products from local distributors of foreign suppliers. Although our purchases of IC devices are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC devices.

         Our international sales also are subject to certain other risks, including regulatory risks, tariffs and other trade barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country.

DISRUPTION OF OUR OPERATIONS IN OUR SANTA ANA, CALIFORNIA MANUFACTURING FACILITY WOULD SUBSTANTIALLY HARM OUR BUSINESS.

         All of our manufacturing operations are located in our facility in Santa Ana, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS COULD HARM OUR OPERATING RESULTS.

         We are subject to a variety of environmental laws and regulations governing, among other things, air emissions, waste water discharge, waste storage, treatment and disposal, and remediation of releases of hazardous materials. Our failure to comply with present and future requirements could harm our ability to continue manufacturing our products. Such requirements could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The imposition of additional or more stringent environmental requirements, the results of future testing at our facilities, or a determination that we are potentially responsible for remediation at other sites where problems are not presently known to us, could result in expenses in excess of amounts currently estimated to be required for such matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have market risk relating to borrowings under our line of credit because the interest rate under the line of credit is variable. Our line of credit had a balance of $20.1 million at September 30, 2000. In October 2000, we paid down our line of credit balance to zero. Over 95.0% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our IC devices from local distributors of Japanese, Korean and Taiwanese suppliers. Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials. To date, we have not entered any derivative instruments to manage risks related to interest rates or foreign currency exchange rates.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to pages 60-61 of the Company's Registration Statement on Form S-1 declared effective September 28, 2000 (Reg. No. 333-32478) under the subheading "Business - Legal Proceedings" for a discussion of litigation involving the Company relating to (i) patent litigation with Dense-Pac Microsystems, Inc., (ii) litigation concerning alleged technology misappropriation involving Dense-Pac Microsystems, Inc. and (iii) litigation with Interactive Flight Technologies, Inc. and Avnet, Inc.

PATENT LITIGATION WITH DENSE-PAC MICROSYSTEMS, INC.

         On October 17, 2000, we received a reissue patent of the '907 patent. The reissue patent is U.S. Patent No. Re. 36,916. We plan to seek leave of the district court to substitute '916 for '907 in this lawsuit. Trial of this matter is set for March 27, 2001.

LITIGATION CONCERNING ALLEGED TECHNOLOGY MISAPPROPRIATION INVOLVING DENSE-PAC MICROSYSTEMS, INC

         No new material developments.

LITIGATION WITH INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND AVNET, INC.

         Trial commenced on September 26, 2000. On October 11, 2000, the jury returned a verdict against Avnet and us in the amount of $1,785,588, corresponding to the total purchase price paid by Interactive Flight for the hard disk drives. Based on the indemnification agreement between Avnet and us, we will be responsible for paying the amount ultimately determined to be due to Interactive Flight. Prior to entering judgment reflecting the jury verdict, the court will determine the amount, if any, to be awarded for attorneys' fees and other expenses, including pre-judgment interest. In addition, one or more parties in the litigation may move for a new trial. We expect that final judgment will not be entered prior to December 2000.

         While we believe that grounds exist for requesting a new trial and appealing the jury verdict and a final adverse judgment, we intend to reserve our final decision on appealing until such time as the court renders its decision on pending and anticipated motions.

         We are currently not a party to any other material legal proceedings. However, we are involved in several other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) Sales of Unregistered Securities. During the three months ended September 30, 2000, following the exercise of options to purchase shares of common stock that had been granted under our 1996 Stock Option Plan by three employees, we issued an aggregate of 607,640 shares of common stock for an aggregate purchase price of $671,751. All sales of common stock made by us pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

        (d) Use of Proceeds from Sales of Registered Securities. On October 4, 2000, we completed an initial public offering of our common stock, $0.001 par value. The managing underwriters in the offering were Lehman Brothers Inc., Banc of America Securities LLC and Fidelity Capital Markets, a division of National Financial Services LLC (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-32478) that was declared effective by the SEC on September 28, 2000. The offering commenced on September 29, 2000 after all 6,364,000 shares of common stock registered under the Registration Statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered was $70,004,000. In connection with the offering, we paid an aggregate of $4,900,280 in underwriting discounts and commissions to the Underwriters.

In addition, the following table sets forth the estimated expenses in connection with the offering, other than underwriting discounts and commissions.


         SEC registration fee                                 $23,185
         NASD filing fee                                        9,282
         Printing and engraving expenses                      350,000
         Blue Sky fees and expenses                             5,000
         Legal fees and expenses                              600,000
         Accounting fees and expenses                         800,000
         Directors and Officers Insurance                     300,000
         Nasdaq National Market listing fee                    95,000
         Transfer agent and registrar fees and expenses        10,000
         Miscellaneous                                         57,533
         -------------------------------------------------------------
         Total                                             $2,250,000

         After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $62,853,720 on October 4, 2000. In October 2000, we used approximately $20.1 million of the net proceeds to pay off our line of credit with Comerica Bank. We used $25.1 million of the net proceeds to pay off the undistributed earnings notes we issued to our shareholders of record as of September 20, 2000 pursuant to a Distribution and Tax Indemnity Agreement with such shareholders. These notes represented our undistributed earnings from the date of our formation through September 26, 2000. We paid $18.0 million of the notes in October 2000 and the remaining $7.1 million in November 2000. The remaining proceeds will be used for working capital and general corporate purposes, including expansion of sales and marketing activities, enhancement of our technology, possible acquisitions and possible international expansion.

         Other than the $25.1 million used to pay off the undistributed earnings notes to Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and the beneficial shareholder of record of Simple Technology as of September 20, 2000, none of the net proceeds of the offering were paid directly or indirectly to any director, officer, or general partner of Simple Technology or any of their associates, persons owning 10 percent or more of any class of equity securities of Simple Technology, or any affiliate of Simple Technology.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 26, 2000, our shareholders approved a resolution by written consent approving (i) the increase in the size of our board of directors from three to seven; (ii) electing Manouch Moshayedi, Mike Moshayedi, Mark Moshayedi and Dan Moses as our directors; (iii) electing Mark Hollinger, F. Michael Ball and Thomas A. Beaver as our independent directors effective upon and subject to the closing of our initial public offering; (iv) an amendment to our 2000 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan from 6,130,721 shares to 7,033,005 shares; and (v) an amendment to our Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan from 160,000 shares to 360,000 shares.

         On July 31, 2000, our shareholders approved a resolution by written consent approving (i) a 5.07 for 1 stock split of our common stock and (ii) an amendment to our Amended and Restated Articles of Incorporation to effect the 5.07 for 1 stock split of our common stock.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SIMPLE TECHNOLOGY, INC.,
                                         a California corporation



Date: NOVEMBER 13, 2000                /s/ MANOUCH MOSHAYEDI
      ----------------------------     ---------------------------------------
                                       Manouch Moshayedi
                                       Chief Executive Officer and Chairman of
                                       the Board of Directors


Date: NOVEMBER 13, 2000                /s/ DAN MOSES
      ----------------------------     ------------------
                                       Dan Moses
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer) and
                                       Director

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

27.1                           Financial Data Schedule