Form 10-K
period 2000-12-31
SIMPLE TECHNOLOGY INC
filed 2001-04-02
CIK 1102741

Use these links to rapidly review the document
SIMPLE TECHNOLOGY, INC. FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-31623

SIMPLE TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0399154 (I.R.S. Employer Identification No.)

3001 Daimler Street
Santa Ana, California 92705-5812
(Address of principal executive offices, including zip code)

Registrant's Telephone Number, Including Area Code: (949) 476-1180

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq National Market

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 20, 2001, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $22,926,298.00 (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 20, 2001, there were approximately 37,653,000 shares of Common Stock outstanding.

SIMPLE TECHNOLOGY, INC.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

ABOUT THIS ANNUAL REPORT

    In this Report, "Simple Technology," "we," "us" and "our" refer to Simple Technology, Inc., a California corporation, and our subsidiaries. We own or have rights to product names and trademarks that we use in conjunction with the sale of our products, including Simple®, Simple Technology®, SiliconTech™, IC Tower™ and CompactFlash™. The CompactFlash Association makes the CompactFlash name and logo available royalty-free to its member companies. References in this Report to CompactFlash are references only to our products unless otherwise indicated. This report also contains other product names, trade names and trademarks that belong to other organizations.

i

This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 15 of this Report, and in our Registration Statement on Form S-1 (No. 333-32478) declared effective by the Securities and Exchange Commission ("SEC") on September 28, 2000. All forward-looking statements attributable to Simple Technology are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1. BUSINESS

Overview

    Simple Technology is a technology solutions provider offering products based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. We design, manufacture and market a comprehensive line of custom and standard memory and storage products, as well as connectivity products that connect memory cards and hard drive upgrade kits to PCs. These products are used in high performance computing, networking and communications, consumer electronics and industrial applications. Examples of these applications include desktop and notebook computers, servers, routers, switches, digital cameras, digital video recorders, MP3 digital audio players, personal digital assistants, or PDAs, embedded controls and medical instruments. Our patented IC Tower stacking technology allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint. This technology allows our customers to design memory intensive systems on a more competitive basis. Our CompactFlash cards provide portable digital devices, such as digital cameras and MP3 digital audio players, with increased storage capabilities in a smaller size product. We believe our design, manufacturing, test and logistics expertise, along with our proprietary technologies, enable us to respond to our customers' rapidly changing product and service requirements. We provide our customers timely access to higher speed and higher density memory products, increasing their ability to bring products to market quickly, and decreasing their production and inventory costs.

    We offer custom and standard memory solutions to original equipment manufacturers, or OEMs, and aftermarket customers including value added resellers, or VARs, mail order customers, commercial and industrial distributors, and retailers. We believe our comprehensive line of products allows our customers to efficiently manage their inventory purchases by consolidating their sources for memory, storage and connectivity products. Our OEM Division, known as SiliconTech, primarily sells custom memory products for newly manufactured systems, with most sales based on a coordinated design effort between us and our OEM customers. In 2000, our principal OEM customers, including sales through their fulfillment partners, were Cisco Systems, Lucent Technologies, Motorola, Silicon Graphics and Unisys. Our Aftermarket Division primarily sells custom and standard memory and storage products which are mainly used as upgrades to existing systems. In 2000, our principal aftermarket customers included CDW Computer Centers, Costco Wholesale, Ingram Micro, Insight Direct and PC Connection. Other than Cisco Systems and CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in 2000.

Industry Background

    The development of high performance PCs and servers and the evolution of the Internet infrastructure have increased the demand for greater capabilities in the storage, manipulation, transfer and management of digital data. Digital computing and processing have extended beyond traditional computer systems, such as PCs and servers, to include a wide array of networking and communications, consumer electronics and industrial applications, including routers, switches, digital cameras, digital video recorders, MP3 digital audio players, PDAs, embedded controls and medical instruments. The increased functionality and decreased size of many of these products have led to a greater demand for higher density memory products with smaller size, lower power consumption and higher speeds at a lower cost.

    The memory market can be divided into several types of integrated circuit, or IC, devices that are designed to perform specific functions within computer and other electronic systems. Three significant types of memory IC devices are DRAM, SRAM and Flash. DRAM and SRAM are considered volatile memory since they require a constant power supply to retain data. Since Flash is able to retain data without a power source, it is considered non-volatile memory. Within each of these categories, manufacturers are offering an increasing variety of memory products that are designed for different applications and performance requirements. This increasing variety has placed greater demands on manufacturers of computer and other electronic systems to maintain engineering expertise.

    DRAM is a high density, low cost per bit, random access memory component which stores digital information in the form of bits and provides high speed storage and retrieval of data. SRAM performs memory functions similar to DRAM, but is much faster and does not require the memory modules to be electronically refreshed. Flash memory is a solid-state, non-volatile technology that can be used as an alternative to rotating disk drives. Flash is noiseless, considerably lighter, more rugged and consumes substantially less power than a rotating disk drive.

The Simple Technology Solution

    Simple Technology designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications.

    Our products offer the following features:

  •
  High density. Our patented IC Tower stacking technology allows us to design and manufacture CompactFlash cards and DRAM memory modules in which multiple memory chips are stacked together to increase the capabilities of memory modules without increasing the product footprint. This technology allows our customers to design memory intensive systems on a more competitive basis. As the component chips increase in capacity, our ability to increase density in the same footprint also increases.
  •
  Small footprint. We are able to manufacture high density DRAM and Flash memory products with the smallest footprints on the market.
  •
  High performance and reliability. Our memory products utilize sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our memory products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations typically associated with mobile computing and industrial applications.
  •
  Low power consumption. During read and write operations, our Flash memory products use less power than most rotating disk drives. At all other times during system operation, our Flash memory products require no power. This low power consumption translates into longer battery life for many mobile computing and consumer electronic devices.

    We offer our OEM customers a comprehensive technology solution from concept to design to the creation of prototypes through high volume production and testing. We believe our quick-turn design capabilities and automated manufacturing and test processes allow our OEM customers to quickly and cost-effectively bring products to market. This outsourcing also allows our OEM customers to focus their resources on activities and technologies in which they add the greatest value, such as system design, sales, marketing and distribution. We believe our technical capabilities and volume manufacturing strengths allow our OEM customers to cost-effectively design and implement customized, advanced memory chip technology in high volume product applications.

    Our aftermarket customers include VARs, mail order customers, commercial and industrial distributors, and retailers. We believe our comprehensive line of products allows our aftermarket customers to efficiently manage their inventory purchases by consolidating their sources for memory, storage and connectivity products. We are able to strengthen our relationships with these aftermarket customers and develop the Simple Technology brand name through various marketing programs. We also provide ongoing customer support, including on-line pricing and navigation tools, toll-free technical support and account manager training programs. For further details regarding our various marketing programs, see "Business—Sales and Marketing."

Design, Manufacturing and Test Engineering

    Design and production.  The typical production cycle consists of a design stage followed by a prototype stage and ends with full production of the final product. The length of the design stage has been reduced due to rapid improvements in technology. In recent years customers have demanded shorter design and production cycles. In response, we have developed quick-turn design and manufacturing services. By working with our OEM customers early in the design and prototype stages, we are able to resolve critical design issues effectively and efficiently, thus shortening the time from prototype design to volume manufacturing. In addition, working closely with our OEM customers throughout the design and production stages allows us to gain important insights into their future product requirements. We believe our quick-turn design and manufacturing services also allow us to introduce upgrade products to the aftermarket on a timely basis to coincide with new product releases by these customers.

    Manufacturing.  Our manufacturing processes are highly automated and involve the use of specialized equipment for the production of memory products. Our manufacturing systems have been optimized to support the placement of a large number of IC devices on each memory board. We believe we are able to achieve a high manufacturing yield and minimize direct labor costs as a result of our design efficiencies, high level of automation and general manufacturing expertise. Because our manufacturing systems can be easily configured for different memory products, we have the ability to offer our customers short manufacturing and test cycles on small and large projects. We also have developed an automated method of manufacturing our IC Tower stacking products which we believe results in further manufacturing efficiencies. Our OEM Division manufacturing is ISO 9001 certified.

    Test engineering.  An important aspect of our manufacturing operations is our focus on test engineering. We test 100% of our memory products upon completion of manufacturing, which results in lower returns due to product defects. We believe our test engineering expertise will continue to grow in importance as the speed and complexity of memory products increase. Our test engineering group develops proprietary processes which, together with our continued investment in advanced testing equipment, enable us to consistently produce high quality products.

Research and Development

    Our research and development efforts are focused on developing reliable, high performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff works closely with our OEM customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our engineering operations is to understand the challenges presented by our OEM customers' custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers' challenges, we are often required to develop new technologies and processes which are later added to our design library for use by our other customers. Our design library consists of over 1,000 designs that are available for a wide variety of custom and standard product configurations. We focus primarily on new high speed memory modules, improvements in manufacturing processes and technologies, and improvements in test routines and related software. We plan to continue to direct our research and development efforts toward the design of new memory products which address the requirements of our OEM and aftermarket customers.

    In the Flash market, our research and development is directed toward the design and introduction of new Flash products that provide improved storage capacities, higher speed read and write capabilities, smaller sizes and new interfaces. These products are intended for networking and communications, consumer electronics and industrial applications.

    Our IC Tower stacking technology enables us to produce high density DRAM and Flash products by manufacturing products in a three-dimensional form. These products offer higher density capabilities in the same footprint than the traditional two-dimensional designs. We stack unmodified memory devices to produce higher density and smaller form factor DRAM modules and Flash cards. This capability enables us to shorten our customers' design cycles for high density products to lead times normally associated with non-stacked memory solutions.

Products

    We design, manufacture and market a comprehensive line of over 2,500 memory, storage and connectivity products using our proprietary design and manufacturing technologies. Substantially all of our DRAM, SRAM and Flash memory products comply with industry standards and are based on a variety of industry architectures. Sales of memory products accounted for 91.0% of our revenues in 2000.

  DRAM Products

    We offer DRAM products including a wide range of single in-line memory modules, or SIMMs, dual in-line memory modules, or DIMMs, and small outline dual in-line memory modules, or SO DIMMs. Our standard DRAM products are available in various configurations of up to 184 pins and densities of up to 512 megabytes. We also offer many of these products in 3.3 volt or 5.0 volt configurations utilizing different DRAM architectures such as DDR, SDRAM, RDRAM, EDO and FPM.

    The following table describes certain of our non-stacking DRAM products as of March 1, 2001:

DRAM Product Family	Density	Architecture	Speed (MHz)	Applications
184-pin DIMM	64-512MB	DDR	200-266	Servers and workstations
Rambus DIMM	64-512MB	RDRAM	600-800	Desktop PCs, embedded controls and workstations
168-pin and 184-pin Registered DIMM	64-512MB	DDR, SDRAM	66-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations
168-pin and 184-pin DIMM	16-512MB	DDR, SDRAM, EDO, FPM	10-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations
144-pin SO DIMM	16-256MB	SDRAM, EDO, FPM	10-133	Embedded controls, networking and communications equipment, notebook PCs, printers and routers
100-pin DIMM	16-64MB	SDRAM, EDO, FPM	33-133	Networking and communications equipment, printers and terminals
72-pin SO DIMM	16-64MB	EDO, FPM	10-33	Networking and communications equipment, and notebook PCs
72-pin SIMM	16-128MB	EDO, FPM	10-33	Desktop PCs, embedded controls, networking and communications equipment, printers, routers and servers

  Flash Products

    We manufacture three types of Flash products: Flash modules, Linear Flash PC Cards and data storage Flash products. Flash modules and Linear Flash PC Cards are commonly used in program and code storage applications such as networking and communications and embedded applications. Data storage Flash products are commonly used where data storage is the primary function, such as in digital cameras, MP3 digital audio players, certain networking and communications and embedded applications, and ruggedized computers built to withstand shock and vibration.

    Flash modules.  We offer standard, custom and application-specific Flash modules, including 168-pin Asynchronous DIMMs, 144-pin SO DIMM, 80-pin Asynchronous SIMMs and 72-pin DRAM/Flash combination SIMMs. Our Flash modules are available in densities of up to 64 megabytes. We offer additional options such as on-board active reset control and system reset. Many of these products are available in 3.3 volt or 5.0 volt configurations.

    The following table describes certain of our Flash modules as of March 1, 2001:

Flash Module Product Family	Density	Architecture	Applications
168-pin DIMM	4-16MB	3.3 volt or 5.0 volt	Networking and communications equipment, printers and switches
144-pin SO DIMM	32-128MB	3.3 volt	Networking
80-pin SIMM	2-64MB	12.0 volt/5.0 volt programming, 5.0 volt only, 3.3 volt only, reset options	Networking and communications equipment, printers and switches
72-pin DRAM/Flash SIMM	8MB Flash 56MB DRAM	Plugs into the DRAM socket; reads and writes like DRAM	Networking and communications equipment

    Linear Flash PC Cards.  We offer standard, custom and application-specific Linear Flash PC Cards, with densities ranging from 512 kilobytes to 64 megabytes.

    The following table describes certain of our Linear Flash PC Cards as of March 1, 2001:

Linear Flash PC Card Product Family	Density	Features	Applications
68-pin PC Card	512KB-64MB	Plug and play, compatible to Intel based series 1, 2, 2+ and Value Series 100 and 200 PC Cards	Medical equipment, networking and communications equipment, notebook PCs, PDAs and test equipment
68-pin PC Card	1MB-64MB	Plug and play, compatible to series C and D AMD cards	Medical equipment, networking and communications equipment, PDAs and test equipment

    Data storage Flash products.  We offer a broad line of data storage Flash products in various capacities, sizes and operating voltages and temperatures. Our current product families include CompactFlash, ATA Flash PC Cards, solid-state Flash drives and Flash Disk Modules. Our data storage Flash products are compatible with a majority of today's industry-standard computing and communications systems.

      CompactFlash.  Our CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash's small size, durability, low power consumption and ability to operate at either 3.3 volts or 5.0 volts make it well-suited for a range of current and next-generation, small size consumer applications such as audio recorders, digital cameras, MP3 digital audio players and PDAs. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low cost passive adapter.

      ATA Flash PC Cards.  Our ATA Flash PC Cards are used in storage, data backup and data logging applications. Our products are available in PC Card Type I, II and III form factors.

      Solid-state Flash drives.  Our solid-state Flash drives are available in 2.5 inch and 3.5 inch hard disk form factors and are targeted at applications that require embedded data storage devices. Our solid-state Flash drives offer rugged, portable, low power data storage and are compatible replacements for rotating hard drives, making them ideal for notebook computers, communication devices, and networking and communications applications requiring embedded storage.

      Flash Disk Modules.  Our Flash Disk Module products offer a transparent design, replacing or augmenting conventional IDE hard disk drives by leveraging from a miniature module footprint that allows these products to be used as components in embedded systems. Specifically, the product line is available in a 40-pin configuration which addresses similar functionality to a 2.5 inch hard disk drive, a 44-pin configuration which addresses similar functionality to 3.5 inch hard disk drive, and a standard 144-pin SO DIMM configuration.

    The following table describes certain of our data storage Flash products as of March 1, 2001:

Data Storage Flash Product Family	Density	Form Factor
CompactFlash	8-320MB	Type I (36.4mm x 42.8mm x 3.3mm)
ATA Flash PC Card	8MB-2GB	Type I (54.0mm x 85.6mm x 3.3mm)
Type II (54.0mm x 85.6mm x 5.0mm)
Type III (54.0mm x 85.6mm x 10.0mm)
Solid-state Flash drives	8MB-2GB	2.5 inch and 3.5 inch
Flash Disk Modules - 40-pin	32-160MB	40-pin vertical & horizontal
Flash Disk Modules - 44-pin	32-160MB	44-pin vertical & horizontal
Flash Disk Modules - 144-pin	32-512MB	144-pin SO DIMM

  Stacking DRAM and Flash Card Products

    DRAM modules and Flash card products.  We offer custom and application-specific stacking DRAM modules including a wide range of DIMMs and SO DIMMs. Our stacking DRAM modules are available in various configurations of up to 200-pins and densities of up to 1 gigabyte. We also offer many of these modules in both 3.3 volt and 5.0 volt configurations utilizing different DRAM architectures such as DDR, SDRAM, EDO and FPM. Our IC Tower stacking technology has enabled us to offer a 512 megabyte Type II CompactFlash card, which is one of the highest capacity CompactFlash cards currently available.

    The following table describes certain of our stacking DRAM and Flash card products as of March 1, 2001:

Stacking DRAM Product Family	Density	Architecture	Speed (MHz)	Applications
200-pin Registered DIMM	256-512MB	SDRAM	66-133	Servers
168-pin and 184-pin Registered DIMM	256MB-1GB	DDR, SDRAM	66-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations
168-pin DIMM	256MB-1GB	SDRAM, EDO, FPM	10-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations
144-pin SO DIMM	128MB-1GB	SDRAM	66-133	Embedded controls, networking and communications equipment, notebook PCs and routers

Stacking Flash Card Product Family	Density	Form Factor
CompactFlash	512MB	Type II (36.4mm × 42.8mm × 5.0mm)

    IC Tower stacking components.  Our patented IC Tower stacking technology is a high density memory design architecture that uses standard DRAM IC devices to create high capacity components. We offer a wide selection of stacked components to be used on memory modules and on our customers' specific applications. This technology is used in complex, high capacity module designs and systems and offers chip densities that are less expensive than non-stacked components on a per megabit basis.

    The following table describes certain of our IC Tower stacking components as of March 1, 2001:

IC Tower Stacking Product Family	Density	Architecture	Speed (MHz)	Applications
DDR	128-512MB	2 High (64-256MB)	200-266	Standard and application-specific memory modules and systems
SDRAM	128-512MB	2 High (64-256MB)	66-133	Standard and application-specific memory modules and systems
EDO/FPM	128MB	2 High (64MB)	10-33	Standard and application-specific memory modules and systems

  SRAM Products

    We offer a comprehensive line of standard, custom and application-specific SRAM modules and PC Cards, including synchronous, asynchronous and battery backup low power SRAM devices. Our SRAM products are available in densities of up to 8 megabytes. Many of these products are available in 3.3 volt or 5.0 volt configurations.

    The following table describes certain of our SRAM products as of March 1, 2001:

SRAM Product Family	Density	Speed (MHz)	Applications
Custom ZBT	4-8MB	133-200	Networking and communications equipment
PC Card	512KB-6MB	6.6-10	Embedded systems, industrial control test equipment and networking and communications equipment
72-pin SIMM	2-8MB	66-100	Networking and communications equipment
64-pin SIMM	1MB	66-83	Networking and communications equipment

  Other Products

    Hard drive upgrade kits.  We offer hard drive upgrade kits for many major brands of notebook PCs. Our products range from 6 to 30 gigabytes. The primary use of these products is to enhance the storage capacity of notebook PCs. We also offer USB data transfer/backup kits for desktop and notebook PCs.

    Connectivity products.  We offer connectivity products that connect PC Cards, CompactFlash cards and hard drive upgrade kits to a PC's parallel port or USB port. These products allow the user to move information from their PC Card, CompactFlash card or hard drive to their desktop or notebook PC.

Customers

  OEM Division

    In 2000, our OEM Division sold to over 150 customers directly and through industrial distributors and contract manufacturers who incorporate our products into systems they assemble for OEMs. We define our OEM customers as OEMs who have purchased our products directly or ordered our products from industrial distributors and contract manufacturers. OEMs make the purchasing decisions on substantially all of the products we sell through industrial distributors and contract manufacturers. Our largest OEM customer, Cisco Systems, accounted for 31.8% of our OEM revenues or 14.6% of our total revenues in 2000. No other OEM customer accounted for more than 10.0% of our total revenues in 2000. The following table lists our top five OEM customers based on revenues in 2000, including sales to their industrial distributors and contract manufacturers. We have no long-term contracts with these customers.

Customer	Market Segment/Distribution Channel
Cisco Systems	Networking equipment
Lucent Technologies	Communications equipment
Motorola	Single board computers
Silicon Graphics	Desktop PCs, enterprise servers and workstations
Unisys	Mainframes and servers

  Aftermarket Division

    In 2000, our Aftermarket Division sold to over 1,500 customers through a variety of distribution channels including VAR, mail order, commercial and industrial distribution, and retail. Our largest aftermarket customer, CDW Computer Centers, accounted for 31.2% of our aftermarket revenues or 16.8% of our total revenues in 2000. No other aftermarket customer accounted for more than 10.0% of our total revenues in 2000. The following table lists our top five aftermarket customers based on revenues in 2000. We have no long-term contracts with these customers.

Customer	Distribution Channel
CDW Computer Centers	Mail order
Costco Wholesale	Retail
Ingram Micro	Commercial distribution
Insight Direct	Mail order
PC Connection	Mail order

    In addition, through our commercial distribution arrangements, we supply certain of our products to e-commerce companies, including Buy.com and Egghead.com, for their sale of these products on the internet.

    We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues for the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' business. We have also experienced changes in the composition of our major customer base from quarter to quarter as the market demand for our customers' products changes and we expect this variability will continue in the future.

Sales and Marketing

  OEM Division

    Our OEM Division uses an internal direct sales force complemented by an external sales force of manufacturers' representatives and industrial distributors for sales to OEM customers in the United States and internationally. We pursue our customer base on both a geographic and account specific basis. We believe these combined sales forces have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a larger number of OEMs. In addition, as part of our sales and marketing efforts, our experienced applications engineers work closely with our OEM customers in designing our products into their systems.

  Aftermarket Division

    We ship Simple Technology brand-name products directly to VARs, mail order customers, commercial and industrial distributors, and retailers. As of December 31, 2000, our products were available in more than 800 retail stores. In addition to in-house sales representatives, our sales efforts in the aftermarket channel are supported by manufacturers' representatives. For the mail order and retail channels, we advertise in magazines and newspapers as a way of bringing end-users to our customers' locations. Some of our aftermarket customers also feature our products in their advertisements in exchange for a fee. We offer certain VARs volume rebates and work with their customers to qualify our products for their information system departments. Volume rebates are used to incentivize resellers, rewarding them with a rebate for our products sold. For commercial distributors, we purchase corporate image advertising, offer volume rebates and joint marketing programs, and generate leads at tradeshows and refer those potential customers to our distributors. Through joint marketing programs, we work with resellers to incorporate the Simple Technology brand in the resellers' existing marketing plans, such as catalogs and web banner ads. Lead generation comes from end users who visit our website, fill out our product registration cards, visit our booths at trade shows, and call us in response to advertisements and direct mail. In addition, we have developed direct advertising programs with certain of our commercial distributors' e-commerce customers in which we market our products on their websites. We also offer account manager incentives which include sales contests and reward programs designed to sustain reseller loyalty while also creating excitement for increased sales activity.

Customer Service and Support

    We provide our customers with comprehensive product service and support. We work closely with our OEM customers to monitor the performance of their product designs and to provide application design and support. This also provides us with insight into defining their subsequent generations of products. Our standard OEM support package is generally offered with all product sales and includes full technical documentation and application design assistance. During our OEM customers' production phase, we provide extensive support which includes training, system-level design, implementation and integration support. We believe that tailoring our technical support to our OEM customers' needs is essential for the success of our product introductions and customer satisfaction. Our aftermarket customers receive technical support on an unlimited, toll-free basis and are assigned a dedicated technician familiar with their account. We also train account managers of aftermarket customers to keep them informed about changes in our product lines. In addition, we offer aftermarket customers on-line pricing and navigation tools, and a personalized web page available through our extranet which features personalized information such as promotions, new products and contact information.

Competition

    We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and long-standing relationships with customers and suppliers.

    Our primary competitors in 2000 included:

Component Manufacturers	Module/PC Card Assemblers	Stacking Memory Manufacturers
• Advanced Micro Devices • Hitachi Semiconductor • Intel • Micron Semiconductor Electronics • NEC Electronics • Samsung Electronics • Toshiba	• Celestica • Kingston Technology • SanDisk • Silicon Storage Technology • Solectron • Viking Components	• Dense-Pac Microsystems • StakTek

    We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Hitachi Semiconductor, NEC Electronics and Toshiba, are also our competitors. These suppliers have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    We compete in our target markets based primarily on quality and price, design and manufacturing technology, and responsiveness to our customers' needs. We expect our competitors will continue to improve the performance of their current products, reduce their current product sales prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products.

    To remain competitive, we must, among other things:

  •
  Provide best-of-class design, manufacturing and test engineering services;

  •
  Maintain quality levels;

  •
  Provide technologically advanced products;

  •
  Compete favorably on the basis of price;

  •
  Offer flexible delivery schedules;

  •
  Deliver finished products on a timely basis in sufficient volume to satisfy our customers' requirements;

  •
  Successfully protect our intellectual property rights; and

  •
  Accurately anticipate and prepare for new technological trends and standards in the industry.

    The Flash memory market is in the early stage of development. There is currently an absence of a single Flash memory standard. It is possible that Flash memory standards other than those to which our products conform will emerge as the industry standard. If we are unable to anticipate and adequately allocate our resources in a timely and efficient manner toward the production and development of industry-standard Flash memory products, we may experience significant delays in releasing new and commercially viable products. In addition, if a competing technology replaces or takes significant market share from the Flash memory market, we may not be able to sell our Flash products.

Suppliers

    IC devices represent approximately 95.0% of our component costs. We purchase these IC devices from a small number of suppliers. In 2000, our significant suppliers of IC devices included:

DRAM IC Suppliers	Flash IC Device Suppliers
• Hitachi Semiconductor	• Hitachi Semiconductor
• Hyundai Electronics
• NEC Electronics
• Samsung Semiconductor
• Toshiba

    Hitachi Semiconductor supplies substantially all of the IC devices used in our Flash memory products. In addition, Hitachi Electronics, Hyundai Electronics, NEC Electronics, Samsung Semiconductor and Toshiba currently supply a majority of the DRAM IC devices used in our DRAM memory products. We have no long-term supply contracts. A disruption in or termination of our supply relationship with any of these significant suppliers would, among other things, cause delays, disruptions or reductions in product shipments or increase costs and/or prices and would harm our business. In particular, if our supply relationship with Hitachi Semiconductor is disrupted or terminated, our ability to manufacture and sell our data storage Flash products would be limited.

    We are continuing to identify and establish additional sources of supply where we have supplier concentrations, although there can be no assurance that these efforts will be successful. In the future, if the demand for our products exceeds our suppliers' ability to deliver needed components, we may be placed on supplier allocation and we may be unable to meet customer demand.

Backlog

    Sales of our memory products are commonly made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $22.4 million as of December 31, 2000. Our OEM backlog was $21.4 million as of December 31, 2000, and our aftermarket backlog was $1.0 million as of December 31, 2000. Aftermarket backlog is typically nominal since substantially all aftermarket orders are filled on a same-day or next-day basis. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

    We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on a combination of patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

    As of March 1, 2001, we owned eight U.S. patents, including U.S. Patent No. Re. 36,916 related to our IC Tower stacking products, and 12 additional patent applications were pending. We have one agreement to license our technology to a third party. Although the term of this license is perpetual, we believe that the licensee is currently not using this technology. In August 2000, we entered into a license agreement with Micron Electronics for the use, sale and importation into the United States of certain memory modules incorporating Micron's proprietary technology. The license agreement was entered into in connection with our August 22, 2000 settlement of a lawsuit originally filed by Micron on April 6, 2000 against 18 computer memory manufacturers, including us, for our alleged infringement of certain of Micron's patents. A Notice of Entry of Order was approved on August 28, 2000 by the court which dismissed the Micron lawsuit with prejudice. The impact of the license for all periods presented in the financial statements would have been immaterial.

    The following table describes our patents and their expiration dates:

U.S. Patent No.	Expiration Date	Description
Re. 36,916	May 6, 2013	Apparatus for stacking semiconductor chips
5,555,209	September 9, 2013	Circuit for latching data signals from DRAM memory
5,562,504	October 7, 2013	Communications card with integral transmission media line adaptor
5,596,757	January 20, 2014	System and method for selectively providing termination power to a SCSI bus terminator from a host device
5,660,568	August 25, 2014	Communications card with integral transmission media line adaptor
5,673,419	September 29, 2014	Parity bit emulator with write parity bit checking
5,826,174	January 22, 2016	Method and apparatus for improving data transmission over a wireless system by optical spectrum positioning
D405,764	April 21, 2018	Adaptor for a media line connector

    Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents which may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. For details regarding our pending intellectual property lawsuits, see "Legal Proceedings" and see "Business—Risk Factors—We are involved from time to time in litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products."

    In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain. For a discussion of our legal expenses for 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In the event we desire to incorporate third-party technology into our products or our products are found to infringe on others' patents or intellectual property rights, we may be required to license such patents or intellectual property rights. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. In addition, any development or license negotiations could require substantial expenditures of time and other resources by us.

    As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our suppliers and customers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys' fees. We may from time to time be engaged in litigation as a result of such indemnification obligations. In addition, our insurance does not cover intellectual property infringement.

    In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, all of our employees are required to sign employee non-disclosure and invention assignment agreements. This agreement requires our employees to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us. Our employees further agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "Risk Factors—Our proprietary technology and intellectual property may not be adequately protected, which could harm our competitive position."

Employees

    As of December 31, 2000, we had 378 full-time employees, consisting of 185 in manufacturing (including test engineering, quality assurance and material management), 111 in sales and marketing, 47 in finance and administration and 35 in design and product development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are good.

RISK FACTORS

    You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

    This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Declines in our average sales prices may result in declines in our revenues and gross margins.

    In the fourth quarter of 2000, overcapacity in the memory product market negatively impacted our average selling prices. We expect this overcapacity to negatively impact our revenues and profitability for at least the first half of 2001. Declines in semiconductor prices could affect the valuation of our inventory, which could harm our business. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by OEMs, which would favor our largest competitors and reduce the demand for our aftermarket memory products.

Because we depend on a small number of suppliers for IC devices, any disruption in our supply relationships could harm our ability to fulfill orders.

    We have no long-term supply contracts and are dependent on a small number of suppliers to supply integrated circuit, or IC, devices which represent approximately 95.0% of our component costs. Our dependence on a small number of suppliers and our lack of long-term supply contracts exposes us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Hitachi Semiconductor supplies substantially all of the IC devices used in our data storage Flash memory products. In addition, Hitachi Semiconductor, Hyundai Electronics, NEC Electronics, Samsung Semiconductor and Toshiba currently supply a majority of the DRAM IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices. In particular, if our supply relationship with Hitachi Semiconductor is disrupted or terminated, our ability to manufacture and sell our data storage Flash products would be limited and our Flash business would be adversely affected.

We are subject to the cyclical nature of the semiconductor industry and changes from the current point in the cycle could adversely affect our business.

    The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. In the fourth quarter of 2000, a semiconductor downturn negatively impacted our average selling prices. We expect this downturn to continue for at least the first half of 2001, which we expect will negatively impact our revenues and profitability. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs. Such shortages could have a material adverse effect on our business and operating results.

We may be unable to maintain a steady supply of components.

    The electronics industry has experienced in the past, and may experience in the future, shortages in IC devices, including DRAM, SRAM and Flash memory. We have experienced and may continue to experience delays in component deliveries and quality problems which have caused and could in the future cause delays in product shipments. In addition, we have required and could in the future require the redesign of some of our products. In addition, industry capacity has, from time to time, become constrained such that some vendors which supply components for our products have placed their customers, ourselves included, on allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner.

Sales to a small number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our sales.

    Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our sales. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest OEM customers accounted for an aggregate of 81.3% of our OEM revenues or 37.4% of our total revenues in 2000. Our largest OEM customer, Cisco Systems, accounted for 31.8% of our OEM revenues or 14.6% of our total revenues in 2000. Our ten largest aftermarket customers accounted for an aggregate of 50.5% of our aftermarket revenues or 27.3% of our total revenues in 2000. Our largest aftermarket customer, CDW Computer Centers, accounted for 31.2% of our aftermarket revenues or 16.8% of our total revenues in 2000. Consolidation in some of our customers' industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers' products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' products.

Three of our beneficial shareholders have substantial influence over our operations and can significantly influence matters requiring shareholder approval.

    Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of Simple Technology, are brothers and beneficially own approximately 81.3% of our common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

    We are currently a party to two lawsuits regarding intellectual property as further described under "Legal Proceedings." The outcome of litigation is inherently uncertain and we cannot predict the outcome of these lawsuits with certainty. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming. In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. In addition, if we are found to infringe valid patents of others, we may be excluded from using the infringed technology without a license, which may not be available on commercially reasonable terms, if at all.

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

  •
  prevent the challenge, invalidation or circumvention of our existing patents;

  •
  result in patents that lead to commercially viable products or provide competitive advantages for our products;

  •
  prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

  •
  prevent third-party patents from having an adverse effect on our ability to do business;

  •
  provide adequate protection for our intellectual property rights;

  •
  prevent disputes with third parties regarding ownership of our intellectual property rights;

  •
  prevent disclosure of our trade secrets and know-how to third parties or into the public domain; and

  •
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

    While we have no agreements or negotiations currently underway, we intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders' percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

  •
  Problems assimilating the purchased operations, technologies or products;

  •
  Costs associated with the acquisition;

  •
  Adverse effects on existing business relationships with suppliers and customers;

  •
  Risks associated with entering markets in which we have no or limited prior experience;

  •
  Potential loss of key employees of purchased organizations; and

  •
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

Product returns, price protection and order cancellations could reduce our revenues.

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

In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $2.9 million in 2000. In addition, we offer some of our aftermarket customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $557,000 in 2000.

    We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of December 31, 2000, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $2.7 million in 2000.

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

    We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products which may be less costly or provide additional features. In addition, some of our significant suppliers are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

    We have experienced, and may in the future experience, delays in the development and introduction of new products. Our product development is inherently risky because it is difficult to foresee developments in technology, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. Delays in developing, manufacturing or marketing new or enhanced products could give our competitors an advantage, hurt our reputation and harm our business, financial condition and results of operations. Such products, even if introduced, may not gain market acceptance. In addition, we may not be able to respond effectively to new technological changes or new product announcements by others.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

    All of our manufacturing operations are located in our facility in Santa Ana, California. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event power reserves for the State of California fall to a critically low level, California has on some occasions implemented, and may in the future continue to implement, rolling power blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations. Any such interruption in our ability to continue operations would delay the manufacture and development of our products, disrupt communications with our customers and suppliers and delay product shipment. Power interruptions could also damage our reputation and could result in lost revenue. Any loss of power could have a material adverse effect on our business, operating results and financial condition. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. As a result, we are evaluating ways to effectively address the energy crisis, including adopting energy conservation measures and seeking alternative sources of power. However, there can be no assurance that we will be able to undertake any of these or other measures, or that if undertaken, they will be successful. If electricity prices continue to increase and we are unable to conserve our electricity usage, our operating expenses will likely increase, which will have a negative effect on our operating results.

Obtaining additional capital to fund our operations and finance our growth could impair the value of your investment.

    If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available if needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

    The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 13.4% of our revenues in 2000. No single foreign country accounted for more than 10.0% -of our revenues in 2000. For 2000, over 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Compliance with environmental laws and regulations could harm operating results.

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

ITEM 2. PROPERTIES

    We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which our executive offices, manufacturing, engineering, research and development and test engineering operations are located. We lease the 24,500 square foot facility from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of Simple Technology. This lease expires in March 2005 and the base rent is approximately $17,000 per month. We also lease the 48,600 square foot facility from MDC Land LLC. This lease expires in May 2005, and the base rent is approximately $33,000 per month. In addition, we lease various small facilities. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional spaces will be available in the future on commercially reasonable terms. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

Dense-Pac Microsystems, Inc.—Patent Infringement

    On September 23, 1998, we filed a lawsuit against Dense-Pac Microsystems, Inc. in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. We are seeking damages, including prejudgment interest, an injunction against further infringement of our patent by Dense-Pac, treble damages and attorneys' fees. On February 7, 2001, the court issued a ruling limiting the lawsuit to Dense-Pac's direct infringement of our patented technology which, subject to appeal of the ruling by us, would limit the products at issue in the lawsuit, and thereby substantially limit the amount of damages at issue in the lawsuit. We are also seeking a declaratory judgment declaring Dense-Pac's stacking patent, U.S. Patent No. 4,956,694, invalid and not infringed by us. On October 15, 1998, Dense-Pac filed an answer to our complaint denying our claim of infringement, asserted a defense of patent invalidity against our IC Tower stacking patent and asserted a counterclaim against us alleging infringement of its stacking patent. On November 12, 1998, we filed an answer to Dense-Pac's counterclaim denying Dense-Pac's claim of infringement against us and asserting a defense of patent invalidity. Dense-Pac is seeking injunctive relief and damages equal to 2% of the sales of our IC Tower stacking products found to infringe its patent, plus interest. As of December 31, 2000, Dense-Pac sought damages, including interest, totaling approximately $700,000. For the year ended December 31, 2000, approximately 5.0% of our total revenues related to products which Dense-Pac alleges infringe on its '694 patent. Dense-Pac has also requested an award of attorneys' fees and treble damages and has reserved the right to seek unspecified lost profits as a result of the alleged infringement.

    On February 7, 2001, the court issued rulings addressing four long-pending summary judgment motions. In the rulings, the court narrowed our infringement claim against Dense-Pac and rejected Dense-Pac's claim of infringement by our products. A further hearing on the summary judgment motion relating to infringement by Dense-Pac under the Doctrine of Equivalents was held on March 23, 2001. The court made no ruling at the conclusion of the hearing. Trial of this matter, most recently set for March 27, 2001, was postponed indefinitely on March 21, 2001.

    On October 17, 2000, we received a reissue patent of the '907 patent from the U.S. Patent and Trademark Office. The reissue patent is U.S. Patent No. Re. 36,916.

    On February 21, 2001, we filed a new lawsuit against Dense-Pac in the United States District Court for the Central District of California for infringement of our IC Tower stacking reissue patent, U.S. Patent No. Re. 36,916. We are seeking damages and an injunction against infringement of our patent by Dense-Pac. On March 13, 2001, Dense-Pac filed an answer to our complaint denying our claim of infringement, and asserted a defense of patent invalidity against our IC Tower stacking reissue patent. In addition, Dense-Pac counterclaimed alleging misappropriation of unspecified technology and the sale of products by us incorporating such technology alleged to have been misappropriated.

Dense-Pac Microsystems, Inc.—Technology Misappropriation

    On April 10, 2000, Dense-Pac Microsystems, Inc. filed a lawsuit against us and Mark Moshayedi, our Chief Operating Officer, Chief Technical Officer and Secretary, in the Superior Court of Orange County, California, seeking unspecified damages, including punitive damages, injunctive relief, attorneys' fees and costs arising from our alleged misappropriation of Dense-Pac's technology based on its U.S. Patent No. 4,956,694 and the sale of our products incorporating such technology alleged to have been misappropriated. Dense-Pac's complaint sets forth various causes of action against us and Mark Moshayedi, including common law misappropriation, intentional and negligent interference with prospective business advantage, unfair competition, unjust enrichment and trade secret misappropriation. On May 26, 2000, we filed an answer to Dense-Pac's complaint denying Dense-Pac's allegations against us and Mark Moshayedi and asserting a number of defenses, including failure to state a claim, waiver and estoppel. We were defending and indemnifying Mark Moshayedi in this lawsuit as part of our obligation under our indemnification agreement.

    On February 14, 2001, Dense-Pac dismissed their lawsuit brought against us and Mark Moshayedi.

Interactive Flight Technologies, Inc.

    On June 8, 1998, Interactive Flight Technologies, Inc. filed a lawsuit against Avnet, Inc. in the Superior Court of Maricopa County, Arizona seeking an award for direct and consequential damages arising from our sale of allegedly defective hard disk drives to Avnet for inclusion in an in-flight entertainment system manufactured by Interactive Flight. We purchased the hard disk drives from Integral Peripherals, Inc., the manufacturer, through its distributor, Bell Microsystems, Inc. Integral has since declared bankruptcy and was not a party to this lawsuit. On July 16, 1998, Avnet filed a third-party complaint against us for indemnification under the terms of a distribution agreement between Avnet and us. On September 18, 1998, we filed an answer denying the third-party complaint and filed a third-party complaint against, among others, Bell Microsystems seeking indemnification and contribution. On May 24, 1999, Interactive Flight filed a first amended complaint to add us as an additional defendant based on the terms of our written one-year warranty which they contend was assigned to them by Avnet. On June 8, 1999, Avnet filed a cross claim against us seeking indemnification. On June 18, 1999, we answered the first amended complaint and Avnet's cross claim. Interactive Flight was seeking out-of-pocket damages of approximately $4.1 million from both Avnet and us and consequential damages from Avnet only arising from the alleged loss of contracts with several airline carriers totaling an additional $10.0 million.

    On August 18, 2000, the court entered a ruling granting Avnet's motion for summary judgment requiring us to indemnify Avnet for damages and attorneys' fees incurred in its defense of Interactive Flight's lawsuit. On September 13, 2000, the court granted a motion for summary judgment in favor of Bell Microsystems and against us, which effectively eliminated our claim against Bell Microsystems for indemnification.

    Trial commenced on September 26, 2000. On October 11, 2000, the jury returned a verdict against Avnet and us in the amount of $1,785,588, corresponding to the total purchase price paid by Interactive Flight for the hard disk drives.

    On December 22, 2000, all parties entered into a settlement agreement that settled all claims between them, with the exception of Avnet's counterclaim. Under the terms of the settlement and Avnet's judgment in its favor on the counterclaim, we made a total lump-sum payment of $1,810,000 to Interactive Flight and the other parties from the $1,900,000 we had reserved for this litigation in the third quarter 2000. On January 12, 2001, Avnet executed and we recorded a Satisfaction of Judgment between Avnet and us. On January 22, 2001, all parties stipulated to dismiss all claims with prejudice. On January 23, 2001, the court entered its Order of Dismissal dismissing all remaining claims between the parties.

    We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings threatened or pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

    Our common stock has traded on The Nasdaq National Market under the symbol "STEC" since September 29, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

	Price range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2000:
Third Quarter (September 29, 2000 through September 30, 2000)	$11.5312	$9.000
Fourth Quarter	$10.5000	$2.875

Recent Share Prices

    The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 29, 2000 and (ii) March 20, 2001. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 29, 2000	$3.8750
March 20, 2001	$3.5312

Holders

    As of March 20, 2001, there were 24 holders of record of our common stock.

Dividend Policy

    Prior to our conversion from an S corporation to a C corporation in September 2000, we paid distributions to our S corporation shareholders in amounts generally consistent with their tax liabilities arising from their allocable share of S corporation earnings. We also made distributions of notes to our shareholders of record as of September 20, 2000 in an aggregate amount of $25.1 million, which is equal to our total undistributed earnings from the date of our formation through September 26, 2000.

    Since becoming a C corporation, we have not declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend principally upon our results of operations, financial conditions, capital requirements, contractual and legal restrictions and other factors the board deems relevant.

    Under the terms of our line of credit with Comerica Bank, we have agreed to not declare or pay any cash dividends or make any other cash distributions with respect to shares of our capital stock without the prior written consent of Comerica Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note 6 of the Notes to our Consolidated Financial Statements."

Recent Sales of Unregistered Securities

    None.

Use of Proceeds from Sales of Registered Securities

    On October 4, 2000, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-32478) that was declared effective by the Securities and Exchange Commission on September 28, 2000. The managing underwriters in this offering were Lehman Brothers Inc., Banc of America Securities LLC and Fidelity Capital Markets, a division of National Financial Services, LLC. We sold 6,364,000 shares of our common stock at a price of $11.00 per share in the offering. The aggregate price of the offering amount was $70,004,000 less underwriting discounts and commissions of $4,900,280 and expenses of approximately $2,250,000. In October 2000, we used $3.0 million of the net proceeds from the offering to pay off additional paid-in capital notes held by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom was an executive officer, director and beneficial shareholder of record as of September 20, 2000. The additional paid-in capital notes were issued on September 26, 2000 to our shareholders of record as of September 20, 2000 and represents additional paid-in capital previously invested by them.

    Other than as described above, there has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2000.

ITEM 6. SELECTED FINANCIAL DATA

    You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1998 through 2000 and the consolidated balance sheet data at December 31, 1999 and 2000 were derived from our audited consolidated financial statements that are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the consolidated balance sheet data at December 31, 1996 through 1998 were derived from our audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Net revenues	$163,716	$159,088	$122,288	$192,593	$308,316
Cost of revenues	137,442	131,094	97,930	152,743	239,964

Gross profit	26,274	27,994	24,358	39,850	68,352

Operating expenses
Research and development	1,911	2,154	2,180	1,832	3,745
Sales and marketing	12,557	15,971	13,340	14,150	21,588
General and administrative	8,452	8,780	9,381	9,755	11,853
Non-recurring legal settlement	—	—	—	—	1,810

Total operating expenses	22,920	26,905	24,901	25,737	38,996

Income (loss) from operations	3,354	1,089	(543)	14,113	29,356
Interest and other expense, net	1,473	1,713	1,597	2,128	1,158

Income (loss) before provision (benefit) for income taxes	1,881	(624)	(2,140)	11,985	28,198
Provision (benefit) for income taxes	(201)	2	23	(518)	2,838

Net income (loss)	$2,082	$(626)	$(2,163)	$12,503	$25,360

Pro Forma Data(1):
Income (loss) before provision (benefit) for income taxes	$1,881	$(624)	$(2,140)	$11,985	$28,198
Pro forma provision (benefit) for income taxes	715	(237)	(813)	4,554	10,883

Pro forma net income (loss)	$1,166	$(387)	$(1,327)	$7,431	$17,315

Pro forma net income (loss) per share(2)
Basic	$0.04	$(0.01)	$(0.04)	$0.24	$0.53
Diluted	$0.04	$(0.01)	$(0.04)	$0.23	$0.50
Weighted average shares outstanding(2)
Basic	30,601,027	30,601,027	30,601,027	30,601,027	32,393,218
Diluted	30,601,027	30,601,027	30,601,027	32,657,993	34,593,678
	December 31,
	1996	1997	1998	1999	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,265	$2,572	$817	$3,779	$33,747
Working capital	2,494	14,247	11,283	22,855	64,490
Total assets	45,466	41,873	40,087	55,131	103,286
Long-term portion of debt and capital lease obligations	2,476	18,401	18,132	15,681	1,643
Total shareholders' equity	7,886	6,862	4,760	15,780	69,912

(1)
From formation in March 1990 to September 26, 2000, we had elected for U.S. federal income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, our shareholders, rather than Simple Technology, were subject to federal income taxes on their respective share of our taxable income. We had also elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at our level of 1.5%. Pro forma net income (loss) has been computed as if we had been fully subject to federal and state income taxes as a C corporation for all periods presented. On September 26, 2000, we terminated our Subchapter S election. Subsequent to the termination, we are required to pay federal and state corporate-level income taxes.

(2)
Amounts reflect a 5.07 for 1 stock split of our common stock. All share and per share amounts have been adjusted to give retroactive effect to the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Business—Risk Factors" and elsewhere in this Report.

Overview

    Incorporated in 1990, Simple Technology designs, manufactures and markets a comprehensive line of memory and storage products, as well as connectivity products that connect memory cards and hard drive upgrade kits to PCs. Our memory and storage products are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. In addition, we offer a line of high density memory products using our three-dimensional IC Tower stacking technology that allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint. Our products are used in high performance computing, networking and communications, consumer electronics and industrial applications.

    As a result of increased demand for consumer electronics and high density memory products used in Internet infrastructure and embedded applications, the percentage of our revenues derived from the sale of Flash memory and IC Tower stacking products increased from 13.0% in 1998 to 20.8% in 1999 and 40.2% in 2000. In 2000, our highest profit margin products were our IC Tower stacking products.

    We sell our products to our original equipment manufacturer, or OEM, and aftermarket customers. Our OEM Division was created in mid-1998 to enhance the marketing of our products to OEMs. Our Aftermarket Division sells our products through the following five channels: value added reseller, or VAR, mail order, commercial and industrial distribution, and retail. For further details on our major customers, see "Business—Customers." In 1999 and 2000, our higher profit margin division was our OEM Division. Although we began tracking revenues and gross margins on a divisional basis in 1999, we have not tracked, and do not intend to track, operating expenses on a divisional basis.

    From 1999 to 2000, combined OEM and aftermarket revenues grew 60.1% due primarily to increased Flash memory and IC Tower stacking product sales. OEM customer revenues grew 190.7% from 1999 to 2000 due to strong growth in sales of Flash drives and IC Tower stacking products to OEMs in the networking and communication industries. Retail channel revenues increased 70.5% due to significant sales growth of Flash cards used in consumer applications. Combined OEM and aftermarket revenues grew 57.5% from 1998 to 1999. During 1999, we aggressively expanded our presence in the VAR channel, experienced rapid growth in sales through the mail order channel and to our OEM customers, and penetrated the retail channel with customers such as Best Buy and Costco Wholesale. From 1998 to 1999, sales through the VAR channel increased 55.1%, sales through the mail order channel increased 73.3%, and sales through the retail channel increased 675.2%. During that same period, our OEM sales increased 60.9%. These increases were primarily attributable to our expanded product offerings, and our increase in sales personnel and marketing efforts. For further details on how we market our products, see "Business—Sales and Marketing."

    Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 55.8% of our revenues in 2000, 44.3% of our revenues in 1999 and 38.8% of our revenues in 1998. Our ten largest OEM customers accounted for an aggregate of 81.3% of our OEM revenues or 37.4% of our total revenues in 2000 and 75.4% of our OEM revenues or 19.4% of our total revenues in 1999. Our largest OEM customer in 2000, Cisco Systems, accounted for 31.8% of our OEM revenues or 14.6% of our total revenues in 2000. Our largest OEM customer in 1999, Unisys, accounted for 24.0% of our OEM revenues or 6.2% of our total revenues in 1999. In early 2001, we experienced numerous order pushouts and cancelations by our OEM customers in the networking and communications industries due to softening macro-economic conditions, declining semiconductor prices and a build up of customer inventory. Our ten largest aftermarket customers accounted for an aggregate of 50.5% of our aftermarket revenues or 27.3% of our total revenues in 2000 and 47.6% of our Aftermarket Division revenues or 35.3% of our total revenues in 1999. Our largest aftermarket customer, CDW Computer Centers, accounted for 31.2% of our aftermarket revenues or 16.8% of our total revenues in 2000 and 26.1% of our aftermarket revenues or 19.4% of our total revenues in 1999. Other than Cisco Systems in 2000 and CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in 2000, 1999 or 1998. The composition of our major customer base changes from quarter to quarter as market conditions fluctuate and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' business.

    International sales of our products constituted 13.4% of our revenues in 2000, 15.0% of our revenues in 1999 and 19.0% of our revenues in 1998. No single foreign country accounted for more than 10.0% of our revenues in 2000, 1999 or 1998. In 2000, 1999 and 1998, over 95.0% of our international sales were denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction of sales in a particular country. In addition, we purchase substantially all of the IC devices used in our products from local distributors of Japanese, Korean and Taiwanese suppliers. Although our purchases of IC devices are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC devices. Our international sales also could be adversely affected by risks including regulatory risks, tariffs and other trade barriers.

    In the past we have been impacted by seasonal purchasing patterns resulting in higher sales in the third and fourth quarters of each calendar year. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, if revenues are lower than expected in any given period, our results of operations could be harmed.

    Substantially all of our revenues are recognized at the time of shipment. A majority of our sales through aftermarket channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $2.9 million in 2000, $1.2 million in 1999 and $364,000 in 1998. The majority of our inventory write-downs in 2000 occurred in the fourth quarter due to rapidly declining IC device component prices. Increased inventory write-downs in 1999 were attributable to obsolescence charges related to the termination of our modem product line. In addition, we offer some of our aftermarket customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $557,000 in 2000, $367,000 in 1999 and $721,000 in 1998. Price protection charges increased in 2000 primarily due to increased component price volatility.

    Our expansion of manufacturing, sales and support functions to Scotland and Canada contributed to our net operating loss in 1998. Our subsidiaries in Scotland and Canada incurred a combined net operating loss of approximately $2.8 million in 1998. In 1998, we incurred $397,000 in restructuring costs to reduce our operations in Scotland to a regional sales office. Due to lower than expected sales in Canada and our ability to reduce expenses by consolidating these operations in the U.S., we discontinued the operations of our Canadian facility in 1998 at a nominal cost. Currently, all of our manufacturing and support functions are consolidated in Santa Ana, California.

    From formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, our shareholders, rather than Simple Technology, were subject to federal income taxes on their respective share of our taxable income. We also had elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at our level of 1.5%. On September 26, 2000, we terminated our Subchapter S election. Subsequent to the termination, we are required to pay federal and state corporate-level income taxes.

Results of Operations

    The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Year Ended December 31,
	1998	1999	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	80.1	79.3	77.8

Gross profit	19.9	20.7	22.2
Operating expenses
Sales and marketing	10.9	7.3	7.0
General and administrative	7.7	5.1	3.9
Research and development	1.8	1.0	1.2
Non-recurring legal settlement	0.0	0.0	0.6

Total operating expenses	20.4	13.4	12.7

Income (loss) from operations	(0.5)	7.3	9.5
Interest and other expense, net	1.3	1.1	0.4

Income (loss) before provision (benefit) for income taxes	(1.8)	6.2	9.1
Pro forma provision (benefit) for income taxes	(0.7)	2.3	3.5

Pro forma net income (loss)	(1.1)%	3.9%	5.6%

Comparison of the years ended December 31, 2000, 1999 and 1998

    Net Revenues.  Our revenues were $308.3 million in 2000, $192.6 million in 1999 and $122.3 million in 1998. Sales of memory products accounted for 91.0% of our revenues in 2000, 89.8% of our revenues in 1999 and 81.9% of our revenues in 1998. Revenues increased 60.0% from 1999 to

2000 due to a 54.3% increase in our average sales prices from $81 in 1999 to $125 in 2000 and a 4.2% increase in unit volume from 2.4 million units in 1999 to 2.5 million units in 2000. The increase in our average sales prices resulted from a shift in product mix to higher capacity DRAM, Flash memory and IC Tower stacking products. The increase in unit volume resulted from unit volume increases of 386.4% for IC Tower stacking products and 63.8% for Flash products, partially offset by unit volume decreases of 2.7% for standard memory products and 45.5% for non-DRAM, non-Flash products such as products manufactured on a consignment basis, SRAM, hard drive upgrade kits and connectivity products. The decrease in unit volume for non-DRAM, non-Flash products resulted from a substantial decline in the unit volume of products manufactured on a consignment basis from 1999 to 2000. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

    Although unit volume was relatively flat from 1998 to 1999, revenues increased 57.5% primarily due to an increase in our average sales prices from $47 in 1998 to $81 in 1999, resulting from a shift in our product mix toward higher margin, higher capacity DRAM and Flash products and products manufactured on a turnkey basis rather than consignment basis. Our shift in product mix was primarily due to our desire to reduce our dependency on standard DRAM products and the growth in applications for Flash products.

    Other factors that contributed to the increase in our revenues from 1998 to 1999 included the rapid growth of our Flash memory and IC Tower stacking products, increased sales through our VAR channel, the release of a 256 megabit Flash IC device by Hitachi in November 1999 which allowed us to ship related backlog, and increased demand for DRAM memory related to Year 2000 conversions and upgrades. In addition, an earthquake in Taiwan in September 1999 caused a worldwide short-term supply shortage and substantial temporary price increase in the cost of DRAM raw materials resulting in higher overall average sales prices and gross margins for our DRAM memory products in our inventory before the earthquake. We estimate our revenues increased approximately $9.0 million in 1999 as a result of the increased average sales prices for DRAM memory products related to the Taiwan earthquake, and approximately $4.0 million in 1999 as a result of Year 2000 conversions and upgrades. Sales of our Flash memory products were $13.2 million in 1998 and $24.9 million in 1999, representing an increase of 88.6%. Sales of our IC Tower stacking products were $2.7 million in 1998 and $15.1 million in 1999, representing an increase of 459.3%.

    Our OEM revenues were $144.2 million in 2000 and $49.6 million in 1999, compared to our aftermarket revenues of $164.1 million in 2000 and $143.0 million in 1999. We expect revenues from our OEM Division will slow significantly in the first half of 2001 due to softening macro-economic conditions, declining semiconductor prices and a build-up of inventory by our communications and networking customers. Our combined backlog was $22.4 million as of December 31, 2000, $13.2 million as of December 31, 1999 and $2.0 million as of December 31, 1998. Our OEM backlog was $21.4 million as of December 31, 2000, $12.7 million as of December 31, 1999 and $1.5 million as of December 31, 1998, compared to our aftermarket backlog of $1.0 million as of December 31, 2000, $485,000 as of December 31, 1999 and $480,000 as of December 31, 1998. The increase in OEM backlog was primarily due to increasing OEM orders and the lengthening of the time between our receipt of an OEM order and the required ship date of the order. Aftermarket backlog is typically nominal since substantially all aftermarket orders are filled on a same-day or next-day basis.

    Gross Profit.  Our gross profit was $68.4 million in 2000, $39.9 million in 1999 and $24.4 million in 1998. Gross profit as a percentage of revenues was 22.2% in 2000, 20.7% in 1999 and 19.9% in 1998. This expansion of gross profit as a percentage of revenues from 1999 to 2000 and from 1998 to 1999 primarily resulted from a shift in product mix to a greater concentration of higher margin, higher capacity Flash memory and IC Tower stacking products. In addition, we estimate that our gross profit increased approximately $4.0 million in 1999 as a result of the Taiwan earthquake. Gross profit as a percentage of revenues for our OEM Division was 26.7% in 2000 and 29.4% in 1999, compared to our

Aftermarket Division gross profit as a percentage of revenues of 18.2% in 2000 and 17.7% in 1999. In 2000 and 1999, gross margins for our OEM Division were greater than for our Aftermarket Division primarily due to the fact that our OEM Division sold a higher percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products. We expect revenues from our OEM Division will slow significantly in the first half of 2001 due to softening macro-economic conditions, declining semiconductor prices and a build-up of inventory by our communications and networking customers.

    Research and Development.  Research and development expenses were $3.7 million in 2000, $1.8 million in 1999 and $2.2 million in 1998. Research and development expenses as a percentage of revenues were 1.2% in 2000, 1.0% in 1999 and 1.8% in 1998. In 2000, we significantly expanded our research and development staff to serve our growing OEM customer base and to develop new product lines. In 1999, research and development expenses decreased as a result of the internal transfer of several of our engineers to sales and marketing.

    Sales and Marketing.  Sales and marketing expenses were $21.6 million in 2000, $14.1 million in 1999 and $13.3 million in 1998. Sales and marketing expenses as a percentage of revenues were 7.0% in 2000, 7.3% in 1999 and 10.9% in 1998. Sales and marketing expenses increased from 1999 to 2000 and from 1998 to 1999 primarily due to increases in personnel costs related to the addition of internal salespersons and increased commissions related to higher revenues. As a percentage of revenues, sales and marketing expenses were relatively flat in 1999 and 2000 and decreased from 1998 to 1999 as a result of modifying the commission structure in late 1998 for certain internal salespersons. We plan to implement a brand-name print advertising campaign in mid-2001. This marketing program may not necessarily result in increased sales. We estimate this expanded marketing program will cost approximately $700,000 in 2001.

    General and Administrative.  General and administrative expenses were $11.9 million in 2000, $9.8 million in 1999 and $9.4 million in 1998. General and administrative expenses as a percentage of revenues were 3.9% in 2000, 5.1% in 1999 and 7.7% in 1998. From 1999 to 2000, general and administrative expenses increased primarily due to $1.4 million in additional legal costs and increased administrative staffing. Our legal expenses were $1.2 million in 1999 and $2.6 million in 2000. From 1998 to 1999, general and administrative expenses increased primarily due to additional legal costs offset by income related to the restructuring of our subsidiary in Scotland. In 1998, we accrued $397,000 related to costs associated with the restructuring of our subsidiary in Scotland. In 1999, we incurred additional restructuring costs of $241,000 offset by $603,000 of income related to the assignment of our office facility lease in Scotland.

    Non-Recurring Legal Settlement.  The non-recurring legal settlement of $1.8 million in 2000 was comprised of accrued legal expenses related to an unpaid litigation settlement with Interactive Flight Technologies. The settlement payment was made in January 2001.

    Interest and Other Expense, Net.  Interest and other expense, net was $1.2 million in 2000, $2.1 million in 1999 and $1.6 million in 1998. Interest expense was $1.6 million in 2000, $1.8 million in 1999 and $1.6 million in 1998. In October 2000, we paid down our line of credit balance to zero. Interest income was $407,000 in 2000, $24,000 in 1999 and $21,000 in 1998. Increased interest income in 2000 resulted from a higher average cash balance due to the receipt of net proceeds from our initial public offering in October 2000. In 1999, we contributed land with a cost basis of $325,000 to charity resulting in other expense.

    Pro Forma Net Income (Loss).  Assuming the termination of our S corporation status, pro forma net income would have been $17.3 million in 2000, $7.4 million in 1999 and pro forma net loss would have been $1.3 million in 1998.

Liquidity and Capital Resources

    As of December 31, 2000, we had working capital of $64.5 million, including $33.7 million of cash and cash equivalents, compared to working capital of $22.9 million, including $3.8 million of cash and cash equivalents, as of December 31, 1999. We had unused availability of approximately $27.5 million at December 31, 2000 and $7.5 million at December 31, 1999 under our line of credit with Comerica Bank. The outstanding principal balance under our line of credit was $0 at December 31, 2000 and $12.5 million at December 31, 1999. In October 2000, we paid down our line of credit balance to zero. There is no unused line fee under our line of credit agreement with Comerica Bank. Due to the closing of our initial public offering on October 4, 2000, Comerica Bank has the option to reduce our available line of credit to a range of $15.0 million to $20.0 million as determined by their sole and absolute discretion. Current assets were 3.0 times current liabilities at the end of 2000 and 2.0 times at the end of 1999.

    Net cash provided by operating activities was $17.6 million in 2000. Net cash provided by operating activities in 2000 resulted primarily from net income of $25.4 million, increases in accounts payable and accrued and other liabilities of $7.9 million, and depreciation and amortization of $3.4 million, partially offset by increases in net inventory of $12.8 million, net accounts receivable of $4.4 million and deferred income taxes of $1.6 million. Inventory increased to support increased OEM orders and lengthened time between our receipt of OEM orders and the required ship date of the orders. Accounts receivable increased due to increased overall revenues. Net cash provided by operating activities was $7.8 million in 1999 and $2.3 million in 1998. Net cash provided by operating activities in 1999 resulted primarily from an increase in operating income, offset partially by an increase in accounts receivable related to increased revenues. Net cash provided by operating activities in 1998 was attributable primarily to a decline in accounts receivable related to decreased revenues.

    Net cash used in investing activities was $2.4 million in 2000, attributable primarily to purchases of furniture, fixtures and equipment. Although we had no material capital expense commitments as of December 31, 2000, we expect to spend up to approximately $8.0 million to $10.0 million during the next 24 months, primarily for manufacturing, test and engineering equipment. Net cash used in investing activities was $724,000 in 1999 and $2.6 million in 1998, attributable primarily to purchases of furniture, fixtures and equipment.

    Net cash provided by financing activities totaled $14.8 million in 2000. Net cash provided by financing activities in 2000 resulted primarily from the receipt of $65.1 million in connection with our initial public offering in September 2000, partially offset by distributions of $35.0 million to S Corporation shareholders and line of credit repayments of $12.5 million. Net cash used in financing activities totaled $4.1 million in 1999 and $1.4 million in 1998. In 1999, net cash used in financing activities resulted primarily from reduced borrowings under our line of credit and a decrease in capital lease and loan obligations for equipment resulting from the restructuring of our subsidiary in Scotland. Net cash used in financing activities in 1998 was attributable primarily to payments on capital lease obligations.

    We have entered into several capital leases and loans to finance manufacturing and testing equipment, including leases and loans with companies affiliated with our executive officers and directors as described under "Certain Relationships and Related Transactions—MDC Land Corporation and MDC Land LLC" in this Report. Our obligations under capital leases were $1.4 million on December 31, 2000, $2.3 million on December 31, 1999 and $5.1 million at December 31, 1998, with interest rates ranging from 8.1% to 9.6% per annum. Our equipment financing loan balances were $1.8 million on December 31, 2000, $2.5 million on December 31, 1999 and $1.4 million on December 31, 1998, with interest rates ranging from 7.5% to 9.1% per annum. One of the equipment note payable agreements contains various nonfinancial covenants that, among other things, limit distributions and dividends to our shareholders without the prior written consent of the lender, and requires the equipment to remain unencumbered by other liens. As of December 31, 2000, we were in compliance with all covenants under the equipment note payable agreements.

    We have made cash distributions of a portion of our S Corporation earnings to our shareholders of record as of September 20, 2000 for reasons including payment of their overall personal income taxes. On September 26, 2000, we distributed to our shareholders of record as of September 20, 2000, in proportion to their ownership of our shares, notes in an aggregate principal amount of $25.1 million, equal to our undistributed earnings from the date of our formation through September 26, 2000. We used a portion of the net proceeds from our initial public offering to pay off the principal amount of these undistributed earnings notes on October 6, 2000 and November 3, 2000.

    We believe the net proceeds from our initial public offering, together with our existing assets, availability under our line of credit and expected cash flow from operations will be sufficient to fund our operations for the next 12 months. Thereafter, we may require additional sources of funds to continue to support our business. Such funds, if needed, may not be available or may not be available on terms acceptable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are currently exposed to interest rate risk on our existing equipment term loans. Our variable rate debt consists of term loan borrowing of $1.8 million. To date we have not utilized our floating rate debt under the revolving credit facility.

    If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $18,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

    More than 95.0% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our IC devices from local distributors of Japanese, Korean and Taiwanese suppliers. Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials. To date, we have not entered any derivative instruments to manage risks related to interest rates or foreign currency exchange rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Simple Technology's consolidated financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Key Employees

    The following table sets forth certain information regarding our executive officers, directors and other key employees as of March 20, 2001.

Name	Age	Position
Manouch Moshayedi	42	Chief Executive Officer and Chairman of the Board of Directors
Mike Moshayedi	45	President and Director
Mark Moshayedi	39	Chief Operating Officer, Chief Technical Officer, Secretary and Director
Dan Moses	33	Chief Financial Officer and Director
Michael Hajeck	41	Senior Vice President of Sales
Carl Swartz	60	Vice President of Strategic Planning and General Counsel
F. Michael Ball (1)	45	Director
Thomas A. Beaver (1)	58	Director
Mark R. Hollinger (1)	43	Director

(1)
Member of the Audit and Compensation Committees

    Manouch Moshayedi, a co-founder of Simple Technology, has served as our President or Chief Executive Officer and Chairman of the Board of Directors since our inception in March 1990. From our inception in March 1990 to September 1994, Mr. Moshayedi also served as our Chief Financial Officer. Mr. Moshayedi graduated with a B.S. in engineering from California State University, Fullerton and an M.B.A. from Long Island University in New York. Mr. Moshayedi is the brother of Mike Moshayedi and Mark Moshayedi, both of whom are our executive officers and directors.

    Mike Moshayedi, a co-founder of Simple Technology, has served as our Director since our inception in March 1990 and our President since January 1995. From our inception in March 1990 to December 1994, Mr. Moshayedi served as our Senior Vice President or President of Sales and Marketing and Secretary. Mr. Moshayedi graduated with a B.S. in engineering from California State University, Long Beach. Mr. Moshayedi is the brother of Manouch Moshayedi and Mark Moshayedi, both of whom are our executive officers and directors.

    Mark Moshayedi has served as our Director since April 1992 and our Chief Operating Officer, Chief Technical Officer and Secretary since January 1995. From June 1994 to December 1994, Mr. Moshayedi served as our President of Research and Development. From April 1992 to June 1994, Mr. Moshayedi served as our Senior Vice President. Mr. Moshayedi graduated with a B.S. in engineering from the University of California, Irvine and an M.B.A. from Pepperdine University. Mr. Moshayedi is the brother of Manouch Moshayedi and Mike Moshayedi, both of whom are our executive officers and directors.

    Dan Moses has served as our Chief Financial Officer since September 1994 and our Director since March 2000. From October 1992 to August 1994, Mr. Moses served as our Controller. Before joining Simple Technology, Mr. Moses was a Senior Auditor with PricewaterhouseCoopers LLP from May 1990 to October 1992. Mr. Moses graduated with a B.S. in business administration from the University of California, Riverside and a Master's of Accounting from the University of Southern California. Mr. Moses is a Certified Public Accountant.

    Michael Hajeck has served as our Senior Vice President of Sales since January 2001. From January 1998 to January 2001, Mr. Hajeck served as our Vice President of OEM Sales. From

October 1997 to January 1998, Mr. Hajeck was an independent consultant. From October 1996 to October 1997, Mr. Hajeck was Vice President of Sales, Americas at SanDisk Corporation, a manufacturer of Flash memory storage products. From January 1993 to October 1996, Mr. Hajeck was Director of Sales at SanDisk Corporation. Mr. Hajeck graduated with a B.S. and Master's in Engineering from Rensselaer Polytechnic Institute.

    Carl Swartz joined Simple Technology as our Vice President of Strategic Planning and General Counsel in January 2000. From October 1999 to January 2000, Mr. Swartz was Chief Operating Officer with American BioScience, Inc., a biotechnology research and technology company. From January 1995 to October 1999, Mr. Swartz was our Vice President of Strategic Planning and General Counsel. Mr. Swartz graduated with a B.S. in engineering from the United States Naval Academy, an M.S. in engineering from the University of California, Los Angeles and a J.D. from Georgetown University.

    F. Michael Ball joined Simple Technology as our Director and member of our audit and compensation committees in October 2000. Since April 1996, Mr. Ball has been Corporate Vice President and President, North America Region of Allergan, Inc., a pharmaceutical company. From April 1995 to April 1996, Mr. Ball was Senior Vice President of Allergan, Inc. Mr. Ball graduated with a B.S. in science and an M.B.A. from Queen's University, Canada.

    Thomas A. Beaver joined Simple Technology as our Director and member of our audit and compensation committees in October 2000. Since January 2001, Mr. Beaver has been the Chief Executive Officer of 3DSP Corporation, a provider of digital signal processing intellectual property solutions. From October 1999 to December 2000, Mr. Beaver was the Chief Executive Officer of Wyle Electronics, Inc., a distributor of semiconductor products. From September 1998 to October 1999, Mr. Beaver was Executive Vice President of Worldwide Sales and Marketing of Astec Power, Inc., a supplier of power conversion products. Prior to Astec, Mr. Beaver spent more than 30 years with Motorola Corp., a provider of communications and semiconductor products, where he held a succession of increasingly responsible sales, marketing and senior management positions of which the most recent was Corporate Vice President and Director of Marketing and Sales of the Company's Networking and Computing Systems Group. Mr. Beaver graduated with a B.S. in electrical engineering from Marquette University and an M.B.A. from the University of Minnesota.

    Mark R. Hollinger joined Simple Technology as our Director and member of our audit and compensation committees in October 2000. Since September 1999, Mr. Hollinger has been President and Chief Executive Officer of Merix Corporation, a manufacturer of printed circuit boards. Mr. Hollinger has been a director of Merix Corporation since May 1999. From May 1999 to September 1999, Mr. Hollinger was President and Chief Operating Officer of Merix Corporation. From August 1998 to May 1999, Mr. Hollinger was Senior Vice President of Operations and Chief Operating Officer of Merix Corporation. From September 1997 to August 1998, Mr. Hollinger was Senior Vice President of Merix Corporation. From October 1994 to September 1997, Mr. Hollinger was Vice President Operations of Continental Circuits Corp., a manufacturer of printed circuit boards. Mr. Hollinger graduated with a B.A. in marketing from Capital University and an M.B.A. from Ohio State University.

Relationships Among Executive Officers and Directors

    Our executive officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. Except as otherwise disclosed in their respective biography, there are no family relationships among any of the directors or executive officers of Simple Technology.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission. Such executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, we believe that, for the reporting period from September 28, 2000 (the date of our initial public offering) to December 31, 2000, our executive officers and directors complied with all their reporting requirements under Section 16(a) for such fiscal year, except that Messrs. Ball, Beaver and Hollinger did not timely file their Forms 3 in October 2000, and Mr. Ball did not include shares he purchased in September 2000 on his Form 3 filed with the SEC in October 2000. Mr. Ball has subsequently reported his September 2000 transaction on a Form 5 filed with the SEC in February 2001.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain summary information concerning the compensation earned by our chief executive officer and each of our other five most highly compensated executive officers (determined on the basis of their salary and bonus for the 2000 fiscal year) for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2000 and 1999, respectively.

Summary Compensation Table

Long Term Compensation Awards
Annual Compensation
					Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($) (1)
Name and Principal Position	Year	Salary ($)		Bonus ($)
Manouch Moshayedi (2) Chief Executive Officer and Chairman of the Board of Directors	2000 1999	430,100 440,000		— —	11,300 104,100	(5) (7)	— —	24,700 18,600	(6) (8)
Mike Moshayedi (3) President and Director	2000 1999	430,100 440,000		— —	11,400 79,900	(9) (11)	— —	25,700 18,600	(10) (12)
Mark Moshayedi (4) Chief Operating Officer, Chief Technical Officer, Secretary and Director	2000 1999	430,100 428,000		— —	12,700 68,800	(13) (15)	— —	25,700 18,600	(14) (16)
Dan Moses Chief Financial Officer and Director	2000 1999	160,300 138,200	(17) (18)	3,333 —	— —		100,000 —	3,800 5,000
Michael Hajeck Senior Vice President of Sales	2000 1999	255,000 236,500		404,200 150,100	— —		— 339,989	5,300 5,000
Carl Swartz Vice President of Strategic Planning and General Counsel	2000 1999	184,000 192,300	(19) (20)	— —	— —		50,000 —	5,300 5,000

(1)
Unless otherwise noted, amount represents contributions to our 401(k) plan which we made on behalf of the named officer to match a portion of his elective deferred contributions to such plan.

(2)
While we were an S corporation, Manouch Moshayedi, as our beneficial shareholder, received S corporation distributions for personal income taxes and other purposes of approximately $10.7 million in 2000, including distributions totaling $1.5 million paid to the M. and S. Moshayedi Investment Trust, dated 11/16/95 for the benefit of Manouch Moshayedi's children, and $556,000 in 1999. In addition, Manouch Moshayedi received a $1.0 million return of paid-in capital in 2000.

(3)
While we were an S corporation, Mike Moshayedi, as our beneficial shareholder, received S corporation distributions for personal income taxes and other purposes of approximately $10.6 million in 2000, including distributions totaling $1.5 million paid to the M. and P. Moshayedi Investment Trust, dated 12/30/96 for the benefit of Mike Moshayedi's children, and $578,000 in 1999. In addition, Mike Moshayedi received a $1.0 million return of paid-in capital in 2000.

(4)
While we were an S corporation, Mark Moshayedi, as our beneficial shareholder, received S corporation distributions for personal income taxes and other purposes of approximately $10.7 million in 2000, including distributions totaling $1.3 million paid to the D. and N. Moshayedi Investment Trust, dated 9/25/98 for the benefit of Mark Moshayedi's children, and $503,000 in 1999. In addition, Mark Moshayedi received a $1.0 million return of paid-in capital in 2000.

(5)
Includes $11,300 for personal use of our company automobiles.

(6)
Includes (a) $20,400 for life insurance premiums paid on Manouch Moshayedi's behalf and (b) $4,300 in 401(k) matching contributions paid by us.

(7)
Includes (a) $55,700 for personal travel and entertainment expenses, (b) $11,700 for personal use of our company automobiles, (c) $1,700 for personal use of company services and equipment, (d) $8,000 for professional services paid by us, (e) $500 for auto insurance premiums paid on Manouch Moshayedi's behalf and (f) interest income of $26,500 in connection with below-market interest rate loans by us to affiliates owned by Manouch Moshayedi.

(8)
Includes (a) $13,600 for life insurance premiums paid on Manouch Moshayedi's behalf and (b) $5,000 in 401(k) matching contributions paid by us.

(9)
Includes $11,400 for personal use of our company automobiles.

(10)
Includes (a) $20,400 for life insurance premiums paid on Mike Moshayedi's behalf and (b) $5,300 in 401(k) matching contributions paid by us.

(11)
Includes (a) $28,500 for personal travel and entertainment expenses, (b) $13,600 for personal use of our company automobiles, (c) $1,700 for personal use of company services and equipment, (d) $8,000 for professional services paid by us, (e) $1,600 for auto insurance premiums paid on Mike Moshayedi's behalf and (f) interest income of $26,500 in connection with below-market interest rate loans by us to affiliates owned by Mike Moshayedi.

(12)
Includes (a) $13,600 for life insurance premiums paid on Mike Moshayedi's behalf and (b) $5,000 in 401(k) matching contributions paid by us.

(13)
Includes $12,700 for personal use of our company automobiles.

(14)
Includes (a) $20,400 for life insurance premiums paid on Mark Moshayedi's behalf and (b) $5,300 in 401(k) matching contributions paid by us.

(15)
Includes (a) $16,700 for personal travel and entertainment expenses, (b) $12,700 for personal use of our company automobiles, (c) $1,700 for personal use of company services and equipment, (d) $8,000 for professional services paid by us, (e) $1,200 for auto insurance premiums on Mark Moshayedi's behalf and (f) interest income of $26,500 in connection with below-market interest rate loans by us to affiliates owned by Mark Moshayedi.

(16)
Includes (a) $13,600 for life insurance premiums paid on Mark Moshayedi's behalf and (b) $5,000 in 401(k) matching contributions paid by us.

(17)
Includes an automobile allowance of $7,800.

(18)
Includes an automobile allowance of $6,300.

(19)
Represents salary earned for the period from January 17, 2000 through December 31, 2000.

(20)
Represents salary earned for the period from January 1, 1999 through October 5, 1999.

Stock Option Grants in Last Fiscal Year

    The following table sets forth information regarding options granted to each executive officer listed in the Summary Compensation Table during the year ended December 31, 2000. We did not grant any stock appreciation rights during the year ended December 31, 2000.

Individual Grants
Number of Shares of Common Stock Underlying Options Granted (#)
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
% of Total Options Granted to Employees in 2000
Exercise Price Per Share ($/share)
Expiration Date
Name					5% ($)	10% ($)
Manouch Moshayedi	—	—	—	—	—	—
Mike Moshayedi	—	—	—	—	—	—
Mark Moshayedi	—	—	—	—	—	—
Dan Moses	100,000	2.8	11.00	9/27/10	691,784	1,753,117
Michael Hajeck	—	—	—	—	—	—
Carl Swartz	50,000	1.4	11.00	9/27/10	345,892	876,558

    Each option vests in equal annual installments over the five-year period commencing on the grant date and has a maximum term of 10 years, subject to earlier termination upon the optionee's cesssation of service with Simple Technology.

    Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregated Option Exercises and Year-End Values

    The following table sets forth information with respect to each of our executive officers named in the Summary Compensation Table concerning their exercise of stock options during the fiscal year ended December 31, 2000 and the number of shares subject to unexercised stock options held by them as of the close of such fiscal year. No stock appreciation rights were exercised during the fiscal year ended December 31, 2000, and no stock appreciation rights were outstanding at the close of such year.

    In the following table, "Value Realized" is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares and the "Value of Unexercised In-The-Money Options" is based on the closing selling price per share at the close of the 2000 fiscal year less the exercise price payable per share. Options are "In-the-Money" if the fair market value of the underlying options exceeds the exercise price of the option.

			Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2000
					Value of Unexercised In-the-Money Options at December 31, 2000
	Shares Acquired on Exercise (#)
		Value Realized ($)			Exercisable ($)	Unexercisable ($)
Name			Exercisable	Unexercisable
Manouch Moshayedi	—	—	—	—	—	—
Mike Moshayedi	—	—	—	—	—	—
Mark Moshayedi	—	—	—	—	—	—
Dan Moses	0	0	339,989	100,000	957,351	—
Michael Hajeck	226,655	2,224,981	21,253	92,081	57,204	247,842
Carl Swartz	214,816	2,135,449	125,173	50,000	352,466	—

Director Compensation

    We do not provide cash compensation to employee directors for serving on our board of directors or for attendance of meetings of committees of the board of directors. Each non-employee member of our board of directors receives $3,000 for attendance at each meeting of the board of directors, however, they do not receive compensation for attendance at meetings of committees of the board of directors. In addition, non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors.

    The current non-employee members of our board of directors, Messrs. Ball, Beaver and Hollinger, each received an automatic option grant on October 4, 2000 for 30,000 shares of common stock. The exercise price per share in effect under each such option is $8.125, the fair market value per share of common stock on the grant date.

Employment Agreements and Change in Control Arrangements

    We entered into an employment agreement with Manouch Moshayedi, our Chief Executive Officer and Chairman of the Board of Directors, in March 2000. Under this agreement, Mr. Moshayedi is entitled to an annual base salary of $440,000 and is required to devote all of his working time and attention to our business. In addition, this agreement contains non-competition restrictions and covenants, including provisions prohibiting Mr. Moshayedi from competing with us during his employment and for a one-year period after his employment with us. Mr. Moshayedi's employment is at-will and may be terminated by either party at any time, with or without notice, and with or without cause. In addition, Mr. Moshayedi has entered into a non-disclosure agreement relating to our intellectual property and proprietary information under which he has agreed to assign all intellectual property rights developed during the course of his employment to us.

    We entered into an employment agreement with Mike Moshayedi, our President, in March 2000. Under this agreement, Mr. Moshayedi is entitled to an annual base salary of $440,000 and is required to devote all of his working time and attention to our business. In addition, this agreement contains non-competition restrictions and covenants, including provisions prohibiting Mr. Moshayedi from competing with us during his employment and for a one-year period after his employment with us. Mr. Moshayedi's employment is at-will and may be terminated by either party at any time, with or without notice, and with or without cause. In addition, Mr. Moshayedi has entered into a non-disclosure agreement relating to our intellectual property and proprietary information under which he has agreed to assign all intellectual property rights developed during the course of his employment to us.

    We entered into an employment agreement with Mark Moshayedi, our Chief Operating Officer, Chief Technical Officer and Secretary, in March 2000. Under this agreement, Mr. Moshayedi is entitled to an annual base salary of $440,000 and is required to devote all of his working time and attention to our business. In addition, this agreement contains non-competition restrictions and covenants, including provisions prohibiting Mr. Moshayedi from competing with us during his employment and for a one-year period after his employment with us. Mr. Moshayedi's employment is at-will and may be terminated by either party at any time, with or without notice, and with or without cause. In addition, Mr. Moshayedi has entered into a non-disclosure agreement relating to our intellectual property and proprietary information under which he has agreed to assign all intellectual property rights developed during the course of his employment to us.

    We entered into an employment agreement with Dan Moses, our Chief Financial Officer, in March 2000. Under this agreement, Mr. Moses is entitled to an annual base salary of $150,000 and is required to devote all of his working time and attention to our business. In addition, this agreement contains non-competition restrictions and covenants, including provisions prohibiting Mr. Moses from competing with us during his employment and for a one-year period after his employment with us. Mr. Moses' employment is at-will and may be terminated by either party at any time, with or without notice, and with or without cause. In addition, Mr. Moses has entered into a non-disclosure agreement relating to our intellectual property and proprietary information under which he has agreed to assign all intellectual property rights developed during the course of his employment to us. In September 2000, we increased Mr. Moses' annual base salary to $160,000 with a quarterly bonus not to exceed $40,000 annually based on certain performance objectives.

    We entered into an employment agreement with Michael Hajeck, our Senior Vice President of Sales, in March 2000. Under this agreement and his employment offer letter, Mr. Hajeck is entitled to an annual base salary of $250,000 and a monthly commission based on the dollar value of net sales of products sold by the OEM Division for that particular month. Under his employment agreement, Mr. Hajeck is required to devote all of his working time and attention to our business. In addition, his employment agreement contains non-competition restrictions and covenants, including provisions prohibiting Mr. Hajeck from competing with us during his employment and for a one-year period after his employment with us. Mr. Hajeck's employment is at-will and may be terminated by either party at any time, with or without notice, and with or without cause. In addition, Mr. Hajeck has entered into a non-disclosure agreement relating to our intellectual property and proprietary information under which he has agreed to assign all intellectual property rights developed during the course of his employment to us. In January 2001, we promoted Mr. Hajeck from Vice President of OEM Sales to Senior Vice President of Sales.

    We entered into an employment agreement with Carl Swartz, our Vice President of Strategic Planning and General Counsel, in March 2000. Under this agreement, Mr. Swartz is entitled to an annual base salary of $200,000 and is required to devote all of his working time and attention to our business. In addition, this agreement contains non-competition restrictions and covenants, including provisions prohibiting Mr. Swartz from competing with us during his employment and for a one-year period after his employment with us. Mr. Swartz's employment is at-will and may be terminated by either party at any time, with or without notice, and with or without cause. In addition, Mr. Swartz has entered into a non-disclosure agreement relating to our intellectual property and proprietary information under which he has agreed to assign all intellectual property rights developed during the course of his employment to us. In March 2001, our compensation committee agreed to increase Mr. Swartz' annual base salary to $225,000, retroactive to January 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of the shares of our common stock as of March 20, 2001, except as noted in the footnotes below, by:

  •
  Each person who we know to be the beneficial owner of 5% or more of our outstanding common stock;

  •
  Each executive officer listed in the Summary Compensation Table above;

  •
  Each of our directors; and

  •
  All of our executive officers and directors as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 20, 2001, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 20, 2001, 37,653,000 shares of our common stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder's name, subject to community property laws where applicable. The address of each individual listed below is c/o 3001 Daimler Street, Santa Ana, California 92705-5812.

	Beneficial Ownership of Shares
Name of Beneficial Owner	Number	Percentage
Executive officers and directors:
Manouch Moshayedi (1)	10,094,496	26.8%
Mike Moshayedi (2)	9,021,996	24.0
Mark Moshayedi (3)	11,486,535	30.5
Dan Moses (4)	339,989	*
Michael Hajeck (5)	269,157	*
Carl Swartz (6)	339,989	*
F. Michael Ball	5,000	*
Thomas A. Beaver	—	—
Mark. R. Hollinger	—	—
All directors and executive officers as a group (9 persons) (7)	31,557,162	82.7%

*
Less than one percent

(1)
Consists of 1,098,496 shares held by Manouch Moshayedi, as a Co-Trustee for the D. and N. Moshayedi Investment Trust, dated 9/25/98 for the benefit of Mark Moshayedi's children, 5,996,000 shares held by Manouch and Sophie Moshayedi, as Trustees for the M. and S. Moshayedi Revocable Trust, dated 11/16/95 for the benefit of Manouch Moshayedi's family, 1,500,000 shares held by Manouch Moshayedi, as Trustee for the Manouch Moshayedi Grantor Retained Annuity Trust for the benefit of Manouch Moshayedi and his family and 1,500,000 shares held by Manouch Moshayedi, as Trustee for the Sophie Moshayedi Grantor Retained Annuity Trust for the benefit of Manouch Moshayedi and his family. Manouch Moshayedi has shared voting and dispositive power with respect to the shares held by the D. and N. Moshayedi Investment Trust and the M. and S. Moshayedi Revocable Trust. Manouch Moshayedi expressly disclaims beneficial ownership of shares held by the D. and N. Moshayedi Investment Trust.

(2)
Includes of 7,019,996 shares held by Mike & Parto Moshayedi, as Trustees for the M. and P. Moshayedi Revocable Trust, dated 12/30/96 for the benefit of Mike Moshayedi's family, 1,000,000 shares held by Mike Moshayedi, as Trustee for the Masoud Moshayedi Grantor Retained Annuity Trust for the benefit of Mike Moshayedi and his family and 1,000,000 shares held by Mike Moshayedi, as Trustee for the Parto Moshayedi Grantor Retained Annuity Trust for the benefit of Mike Moshayedi and his family. Does not include 9,000 shares held by Mike Moshayedi's spouse. Mike Moshayedi has shared voting and dispositive power with respect to the shares held by the M. and P. Moshayedi Revocable Trust.

(3)
Consists of 1,204,343 shares held by Mark Moshayedi, as Trustee for the M. and S. Moshayedi Investment Trust, dated 11/16/95 for the benefit of Manouch Moshayedi's children, 1,180,346 shares held by Mark Moshayedi, as a Co-Trustee for the M. and P. Moshayedi Investment Trust, dated 12/30/96 for the benefit of Mike Moshayedi's children, 7,101,846 shares held by Mark and Semira Moshayedi, as Trustees for the M. and S. Moshayedi Revocable Trust, dated 9/25/98 for the benefit of Mark Moshayedi's family, 1,000,000 shares held by Mark Moshayedi, as trustee for the Mehrdad Moshayedi Grantor Retained Annuity Trust for the benefit of Mark Moshayedi and his family and 1,000,000 shares held by Mark Moshayedi, as Trustee for the Semira Moshayedi Grantor Retained Annuity Trust for the benefit of Mark Moshayedi and his family. Mark Moshayedi has shared voting and dispositive power with respect to the shares held by the M. and P. Moshayedi Investment Trust and the M. and S. Moshayedi Revocable Trust. Mark Moshayedi

  expressly disclaims beneficial ownership of shares held by the M. and S. Moshayedi Investment Trust and the M. and P. Moshayedi Investment Trust.

(4)
Consists of 339,989 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 20, 2001.

(5)
Includes 42,502 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 20, 2001.

(6)
Includes 125,173 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 20, 2001.

(7)
Includes 507,664 shares subject to options, all of which are presently exercisable or will become exercisable within 60 days from March 20, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification Agreements

    In addition to the indemnification provisions contained in our Articles of Incorporation and Bylaws, we have entered into separate indemnification agreements with each of our officers and directors. These agreements contain provisions that may require us, among other things, to indemnify these officers and directors against liabilities that may arise because of their status or service as officers or directors, except for liabilities arising from willful misconduct of a culpable nature, advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and obtain officers' and directors' liability insurance if it is maintained for other officers and directors. These agreements do not require us to indemnify our directors and officers in situations where:

  •
  The remuneration rendered against our officer or director is determined by final judgment or other final adjudication that such remuneration was in violation of law;

  •
  A judgment is rendered against the director or officer for an accounting of profits made from the purchase or sale of our securities under the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any federal, state or local statutory laws;

  •
  The officer's or director's conduct is adjudged to have been knowingly fraudulent or deliberately dishonest, or constitutes willful misconduct; or

  •
  A court determines that indemnification under the circumstances is not lawful.

S Corporation Distributions to Shareholders for Taxes and Other Items

    From formation in March 1990 to September 26, 2000, we had elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code and had filed federal and state income tax returns on that basis. Under this election, our shareholders, rather than Simple Technology, were subject to federal income taxes on their respective share of our taxable income. We have made cash distributions of a portion of our earnings to certain of our shareholders for reasons including payment of our shareholders' overall personal income tax liabilities in connection with our election to be treated as an S corporation. On September 26, 2000, we entered into a Distribution and Tax Indemnity Agreement with our shareholders of record as of September 20, 2000. Under this agreement, we distributed to our shareholders of record as of September 20, 2000, including Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and the beneficial shareholder of record of Simple Technology as of September 20, 2000, in proportion to their ownership of our shares, notes in an aggregate principal amount of $25.1 million, which is equal to our undistributed earnings from the date of our formation through September 26, 2000. We paid off $18.0 million of the notes in October 2000 and the remaining $7.1 million in November 2000 with the net proceeds from our initial public offering.

    The Distribution and Tax Indemnity Agreement requires our shareholders of record as of September 20, 2000 to reimburse us for income tax liabilities that we incur for periods before September 26, 2000, including penalties and interest, if the IRS or any state taxing authority determines that our S corporation status lapsed during all or a portion of such periods. In addition, our shareholders of record as of September 20, 2000 will be required to make a payment to us with respect to periods after September 26, 2000 if our taxable income is increased for any taxable period on or after September 26, 2000 and there is a related, corresponding decrease in the taxable income of such shareholders for a year in which we were an S corporation. In general, the obligation of such shareholders to make payments to us under the indemnity described in the preceding sentence will be limited to the lesser of the amount we distributed to such shareholders with respect to the year in which their taxable income is decreased, or our increased tax liability.

    Finally, the Distribution and Tax Indemnity Agreement provides that payment will be made by us to our shareholders of record as of September 20, 2000 in the event their taxable income during years in which we were an S corporation is increased because and to the extent that there is a related, corresponding reduction in our taxable income with respect to any year in which we are taxable as a C corporation.

Additional Paid-In Capital Notes

    We issued, on September 26, 2000, additional paid-in capital notes to Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and the beneficial shareholder of record of Simple Technology as of September 20, 2000, in the aggregate amount of $3.0 million, which amount represents additional paid-in capital previously invested by them. These additional paid-in capital notes were paid off by us in October 2000 with the net proceeds from our initial public offering.

MDC Land Corporation and MDC Land LLC

    We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which our executive offices, manufacturing, engineering, research and development, and test engineering operations are located. At various times, we have leased these facilities from MDC Land Corporation and MDC Land LLC, which are wholly owned by Manouch Moshayedi, Mark Moshayedi, and Mike Moshayedi, each of whom is an executive officer and director of Simple Technology, and have no operations other than their transactions with us. We also lease some of the equipment used in our manufacturing and test engineering operations from MDC Land Corporation. Our relationships with MDC Land Corporation and MDC Land LLC involve various obligations that have been offset and are reflected in our consolidated financial statements as described below.

    24,500 square foot facility.  The 24,500 square foot facility was originally owned by MDC Land Corporation. MDC Land Corporation purchased this building in February 1994 financed with a $1,053,000 mortgage loan from First Security Bank. The loan was guaranteed by us, Manouch Moshayedi, Mike Moshayedi, Mark Moshayedi and the U.S. Small Business Administration.

    MDC Land Corporation sold the facility in February 1999 and transferred the mortgage note in April 1999 to MDC Land LLC. However, MDC Land Corporation remained obligated on a leasehold improvement non-interest bearing advance of $500,000 made by us to it in February 1994. As of March 31, 2000, the entire balance of this advance had been repaid to us, including approximately $55,000 of payments in 2000. Our guarantee was released, as of April 1, 2000, concurrent with the refinancing of the mortgage loan by MDC Land LLC. As a tenant, our guarantee and non-interest bearing advance were made on terms less favorable to us than would be generally available. Our lease for this facility expires in March 2005 and the base rent is approximately $17,000 per month. Our lease of the 24,500 square foot facility with MDC Land LLC is on terms no less favorable to us than could be obtained from an unaffiliated third party.

    Historically, we have made the mortgage, property tax, leasehold improvement and other miscellaneous payments on behalf of MDC Land Corporation and MDC Land LLC related to the mortgage loan during their respective periods as lessors.

    48,600 square feet facility.  We lease the 48,600 square foot facility from MDC Land LLC for a base rent of approximately $33,000 per month. This lease expires in May 2005. Our lease of the 48,600 square foot facility with MDC Land LLC is on terms no less favorable to us than could be obtained from an unaffiliated third party.

    Lease of Equipment.  We lease some of the equipment used in our manufacturing and test engineering operations from MDC Land Corporation. We have entered into six equipment leases, each for a period of 60 months, at interest rates ranging from 8.4% to 9.6%. The expiration dates of the leases range from May 2001 to March 2002. Our aggregate annual lease payments to MDC Land Corporation was approximately $574,000 in 2000. In order to secure financing for the equipment, MDC Land Corporation entered into a loan and security agreement with United Capital, formerly known as Lyon Credit Corporation, in March 1996. We guaranteed MDC Land Corporation's obligations and indebtedness under this agreement. As a lessee, our guarantee was made on terms less favorable to us than would be generally available. MDC Land Corporation repaid the balance owed to United Capital on October 6, 2000 which resulted in the release of our guarantee.

    Historically, we have paid the monthly debt service, sales tax, loan payments and down payments on behalf of MDC Land Corporation related to the equipment we have leased from MDC Land Corporation. These payments totaled approximately $77,000 in 2000. Our remaining capital lease obligation due to MDC Land Corporation was approximately $385,000 on December 31, 2000.

    MDC Land Corporation Receivable Account and MDC Land LLC Payable Account.  We have created a receivable account, with rights of offset, to reflect the payments by Simple Technology on behalf of MDC Land Corporation. This account includes mortgage, property tax, leasehold improvement and other miscellaneous payments related to the 24,500 square foot facility, and the monthly debt service, sales tax, loan payments and down payments related to the equipment we have leased from MDC Land Corporation. Rather than making lease payments to MDC Land Corporation, we reduced the receivable account by the amount of the rental payments. In March 2000, MDC Land Corporation paid the entire receivable balance of approximately $55,000 to us. We now remit all equipment rental payments directly to MDC Land Corporation, and MDC Land Corporation now remits all debt service payments directly to United Capital under the equipment loan agreement.

    Historically, we created a payable account, with rights of offset, to reflect the rental payments owed by Simple Technology to MDC Land LLC related to the 24,500 square foot facility. Rather than making these payments, equal to approximately $96,000 in 2000, we reduced the payable account by the mortgage, property tax, leasehold improvement and other miscellaneous payments we made on behalf of MDC Land LLC. In March 2000, we paid the entire payable balance of $61,000 to MDC Land LLC. We now remit all rental payments directly to MDC Land LLC, and MDC Land LLC now remits all mortgage, property tax and other miscellaneous payments.

Simple Technology Subsidiary Ownership

    In February 1995, we formed Simple Technology Canada Ltd., a Canadian corporation with headquarters in Mississauga, Canada, with Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of Simple Technology. We initially owned 79% of the membership interests in Simple Technology Canada and the Moshayedis initially owned the remaining 21%. Simple Technology Canada was formed for the purpose of manufacturing, selling and marketing our products in Canada. Under U.S. law at the time of formation of Simple Technology Canada, we could not wholly own a subsidiary since we were an S corporation. Accordingly, we formed Simple Technology Canada with the Moshayedis to meet this ownership requirement. Simple Technology Canada has been inactive since April 1998 when we discontinued our Canadian operations, and we are presently in the process of dissolving the company. In June 2000, Simple Technology Canada distributed all of its assets totaling approximately $92,000 to its shareholders through the establishment of an escrow account. Subsequently, we made filings with the Canadian tax authorities to dissolve Simple Technology Canada and we are currently awaiting their approval. In June 2000, the Moshayedis sold their 21% interest to us for approximately $2.00, the then-current fair market value. Upon dissolution, the amount held in escrow will be distributed to the Moshayedis and us in proportion to our previous ownership interests.

    In May 1996, we formed S.T.I., LLC, a California limited liability company, with Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of Simple Technology. We own 97% of the membership interests in S.T.I., LLC and the Moshayedis own the remaining 3%. S.T.I., LLC was formed to limit our potential liability from our European manufacturing, sales and marketing operations. Under California law at the time of formation of S.T.I., LLC, limited liability companies were required to have more than one member. Accordingly, we formed S.T.I., LLC with the Moshayedis to meet this ownership requirement. To date, S.T.I. LLC has made no withdrawals or distributions of any kind in favor of any owner. We intend to acquire the Moshayedis' interest in S.T.I., LLC for approximately $100, eliminating the Moshayedi's interest in S.T.I., LLC and making it our wholly owned subsidiary.

    In June 1996, S.T.I., LLC and MDC Land Corporation formed Simple Technology Europe, a privately-held unlimited company registered in Scotland. Simple Technology Europe was set up to serve as the sales and marketing entity for our European operations and currently employs our sales and marketing team located in Scotland and England. S.T.I., LLC owns 99% and MDC Land Corporation owns 1% of the outstanding shares of capital stock of Simple Technology Europe. Other than the 1% ownership interest in Simple Technology Europe held by MDC Land Corporation, MDC Land Corporation does not have any other relationship, either business, financial or otherwise, with Simple Technology Europe. To date, there has been no withdrawal from, or distribution of any kind by, Simple Technology Europe in favor of any owner. In 2001, we intend to acquire MDC Land Corporation's interest in Simple Technology Europe for approximately $100 and we intend to dissolve Simple Technology Europe or as soon as possible thereafter. Upon the dissolution of Simple Technology Europe, our sales and marketing activities in Europe will be transitioned to us.

    In January 1996, we formed Simple Technology Limited, a privately-held limited company registered in Scotland, to serve as the manufacturing entity for our European headquarters to take advantage of local U.K. tax laws. Simple Technology Limited is a wholly owned subsidiary of Simple Technology Europe. Simple Technology Limited concluded its manufacturing operations in April 1999 and is currently inactive. To date, Simple Technology Limited has made no withdrawals or distributions of any kind in favor of any owner. We intend to dissolve Simple Technology Limited in 2002 or as soon as possible thereafter.

Transactions with Wyle Electronics, Inc.

    Thomas A. Beaver, a director and member of our audit and compensation committees, was the Chief Executive Officer of Wyle Electronics, Inc., a distributor of semiconductor products, from October 1999 to December 2000. Wyle Electronics is a customer of our memory and storage products as well as a supplier of raw material components for our products. Sales of our memory and storage products to Wyle Electronics were approximately $1.7 million in 2000. Purchases of raw material components from Wyle Electronics were approximately $2.3 million in 2000. We believe our purchases from and sales to Wyle Electronics were on terms that were no less favorable than comparable purchases from and sales to unrelated third parties.

    Many of the transactions set forth above were made while we were a privately held corporation and certain transactions as indicated above have been on terms more favorable to our officers, directors and principal shareholders and their affiliates than they could obtain in a transaction with an unaffiliated third party. All future transactions, including loans, if any, between us and our officers, directors and principal shareholders and their affiliates, and any transactions between us and any entity with which our officers, directors or principal shareholders or their affiliates are affiliated, will be approved by a majority of our board of directors, including a majority of the independent and disinterested outside directors of our board of directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

        1.  Financial Statements.  The following financial statements of Simple Technology, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

         2.  Financial Statement Schedule.  The following financial statement schedule of Simple Technology, Inc. is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

Page
Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves	S-2

        3.  Exhibits.  The Exhibits filed as part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K:

    None.

  (c) Exhibits.

    The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Number	Description
3.1*	Amended and Restated Articles of Incorporation
3.2*	Amended and Restated Bylaws
3.3*	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000
4.1*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws for Simple Technology, Inc. defining the rights of holders of common stock of Simple Technology, Inc.
4.2*	Specimen Stock Certificate

10.1*	Amended and Restated Lease, dated April 1, 2000, by and between MDC Land LLC and Simple Technology, Inc.
10.2*	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and Simple Technology, Inc.
10.3*	Credit Agreement, dated August 3, 1999, between Simple Technology, Inc. and Comerica Bank
10.4*	Security Agreement, dated August 3, 1999, by Simple Technology, Inc. and Comerica Bank
10.5*	First Amendment to Credit Agreement, dated as of December 29, 1999, by and between Comerica Bank and Simple Technology, Inc.
10.6*	Second Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.7*	Third Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.8*	Fourth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.9*	Fifth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.10**	2000 Stock Incentive Plan (as amended and restated)
10.11**	2000 Employee Stock Purchase Plan (as amended and restated)
10.12*	Form of Indemnification Agreement between Simple Technology, Inc. and each of its directors and officers
10.13*	Form of Employment Agreement for Executive Officers of Simple Technology, Inc. (including a schedule of substantially identical agreements)
10.14*	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between Simple Technology, Inc. and each of the shareholders of Simple Technology, Inc.
10.15*	Equipment Lease, dated June 1, 1996, by and between MDC Land Corporation and Simple Technology, Inc.
10.16*	Equipment Lease, dated September 1, 1996, by and between MDC Land Corporation and Simple Technology, Inc.
10.17*	Equipment Lease, dated October 1, 1996, by and between MDC Land Corporation and Simple Technology, Inc.
10.18*	Equipment Lease, dated January 1, 1997, by and between MDC Land Corporation and Simple Technology, Inc.
10.19*	Equipment Lease, dated February 1, 1997, by and between MDC Land Corporation and Simple Technology, Inc.
10.20*	Equipment Lease, dated April 1, 1997, by and between MDC Land Corporation and Simple Technology, Inc.
10.21*	License Agreement, dated August 22, 2000, by and between Micron Electronics and Simple Technology, Inc.
21.1	List of Subsidiaries of Simple Technology, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-8 with the Securities and Exchange Commission on February 9, 2001, and is incorporated by reference herein.

  (d) Financial Statement Schedule:

    The financial statement schedule for Simple Technology, Inc. is included elsewhere in this Part IV of this Report.

SIMPLE TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

The Shareholders and Board of Directors
Simple Technology, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Simple Technology, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Orange County, California
February 2, 2001

Simple Technology, Inc.

Consolidated Balance Sheets

	December 31,
	2000	1999
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$33,747,346	$3,778,612
Accounts receivable, net of allowances of $972,062 and $771,806 at December 31, 2000 and 1999, respectively	28,102,904	23,704,448
Related party receivable	—	40,396
Inventory, net	31,052,075	18,276,441
Deferred income taxes	2,060,318	180,552
Other current assets	1,068,391	544,608

Total current assets	96,031,034	46,525,057
Furniture, fixtures and equipment, net	6,926,171	7,968,259
Deferred income taxes	328,524	637,417

Total assets	$103,285,729	$55,130,733

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$25,949,782	$20,033,184
Current maturities of long-term debt	761,006	697,079
Current maturities of capital lease obligations	801,228	938,278
Accrued and other liabilities	4,219,172	2,001,799

Total current liabilities	31,731,188	23,670,340
Line of credit	—	12,478,675
Long-term debt	1,083,025	1,844,033
Capital lease obligations	559,586	1,357,878

Total liabilities	33,373,799	39,350,926

Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001, 20,000,000 shares authorized as of December 31, 2000, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,572,667 shares issued and outstanding as of December 31, 2000; 30,601,027 shares issued and outstanding as of December 31, 1999	37,573	30,000
Additional paid-in capital	63,910,762	3,283,262
Unearned stock based compensation	(62,464)	(141,475)
Retained earnings	6,026,059	12,704,572
Accumulated other comprehensive loss	—	(96,552)

Total shareholders' equity	69,911,930	15,779,807

Total liabilities and shareholders' equity	$103,285,729	$55,130,733

The accompanying notes are an integral part of these consolidated financial statements.

Simple Technology, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2000	1999	1998
Net revenues	$308,315,807	$192,593,273	$122,287,737
Cost of revenues	239,964,220	152,743,479	97,929,551

Gross profit	68,351,587	39,849,794	24,358,186

Sales and marketing	21,587,910	14,149,974	13,340,207
General and administrative	11,852,440	9,755,476	9,380,713
Research and development	3,745,373	1,831,539	2,180,440
Non-recurring legal settlement (Note 9)	1,810,000	—	—

Total operating expenses	38,995,723	25,736,989	24,901,360

Income (loss) from operations	29,355,864	14,112,805	(543,174)
Interest income	(406,679)	(23,904)	(20,939)
Interest expense	1,564,067	1,826,873	1,618,178
Other expense	—	325,000	—

Income (loss) before provision (benefit) for income taxes	28,198,476	11,984,836	(2,140,413)
Provision (benefit) for income taxes	2,838,349	(517,968)	22,482

Net income (loss)	$25,360,127	$12,502,804	$(2,162,895)

Unaudited pro forma data:
Income (loss) before provision (benefit) for income taxes	$28,198,476	$11,984,836	$(2,140,413)
Provision (benefit) for income taxes	10,883,605	4,554,238	(813,357)

Pro forma net income (loss)—(Note 2)	$17,314,871	$7,430,598	$(1,327,056)

Pro forma net income (loss) per share:
Basic	$0.53	$0.24	$(0.04)

Diluted	$0.50	$0.23	$(0.04)

Weighted average shares outstanding:
Basic	32,393,218	30,601,027	30,601,027

Diluted	34,593,678	32,657,993	30,601,027

The accompanying notes are an integral part of these consolidated financial statements.

Simple Technology, Inc.

Consolidated Statement of Shareholders' Equity

	Common Stock
			Additional Paid-In Capital	Unearned Stock Based Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 1997	30,601,027	$30,000	$3,000,000	$—	$3,896,387	$(64,763)	$6,861,624
Comprehensive loss:
Net loss					(2,162,895)		(2,162,895)
Foreign currency translation adjustment						(51,674)	(51,674)

Total comprehensive loss							(2,214,569)
Unearned compensation related to stock options granted for services to be rendered			33,663	(33,663)			—
Compensation related to stock options vesting				8,416			8,416
Contributions from shareholders					104,835		104,835

Balances, December 31, 1998	30,601,027	30,000	3,033,663	(25,247)	1,838,327	(116,437)	4,760,306
Comprehensive income:
Net income					12,502,804		12,502,804
Foreign currency translation adjustment						19,885	19,885

Total comprehensive income							12,522,689
Reduction in unearned compensation due to termination of services			(12,319)	12,319			—
Unearned compensation related to stock options granted to employees			261,918	(261,918)			—
Compensation related to stock options vesting				133,371			133,371
Distributions to shareholders					(1,636,559)		(1,636,559)

Balances, December 31, 1999	30,601,027	30,000	3,283,262	(141,475)	12,704,572	(96,552)	15,779,807
Comprehensive income:
Net income					25,360,127		25,360,127
Foreign currency translation adjustment						96,552	96,552

Total comprehensive income							25,456,679
Compensation related to stock options vesting				79,011			79,011
Change in par value of common stock		601	(601)				—
Distributions to shareholders			(3,000,000)		(32,038,640)		(35,038,640)
Initial public offering of common stock	6,364,000	6,364	62,725,957				62,732,321
Exercise of stock options	607,640	608	671,144				671,752
Tax benefits from exercise of stock options			231,000				231,000

Balances, December 31, 2000	37,572,667	$37,573	$63,910,762	$(62,464)	$6,026,059	$—	$69,911,930

The accompanying notes are an integral part of these consolidated financial statements.

Simple Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$25,360,127	$12,502,804	$(2,162,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,405,873	3,580,963	3,418,578
Loss on sale of furniture, fixtures and equipment	42,040	6,511	17,844
Charitable contribution of land held for investment	—	325,000	—
Accounts receivable provisions	1,253,039	485,561	565,432
Inventory excess and obsolescence expense	2,939,702	1,213,904	364,296
Deferred income taxes	(1,570,873)	(518,751)	—
Compensation related to stock options vesting	79,011	133,371	8,416
Foreign currency translation adjustment	96,552	19,885	(51,674)
Change in operating assets and liabilities:
Accounts receivable	(5,651,495)	(11,768,700)	2,181,283
Inventory	(15,715,336)	(5,612,720)	(2,963,506)
Other assets	(523,783)	360,706	755,335
Accounts payable	5,916,598	6,955,379	(190,524)
Accrued and other liabilities	2,448,368	110,824	360,267

Net cash provided by operating activities	18,079,823	7,794,737	2,302,852

Cash flows from investing activities:
Advances to shareholders	—	(918,075)	(511,152)
Repayment of advances to shareholders	—	1,400,227	29,000
Purchase of furniture, fixtures and equipment	(2,635,300)	(1,240,663)	(2,160,392)
Proceeds from sale of furniture, fixtures and equipment	229,476	34,758	31,659

Net cash used in investing activities	(2,405,824)	(723,753)	(2,610,885)

Cash flows from financing activities:
Repayments of line of credit, net	(12,478,675)	(697,420)	(337,925)
Repayments of borrowings from banks	(697,079)	(467,263)	(330,019)
Payment on capital lease obligations	(935,340)	(1,379,541)	(1,110,804)
Repayment of loans to related parties, net	40,396	71,886	226,598
Distributions to shareholders	(35,038,640)	(1,636,559)	—
Contributions from shareholders	—	—	104,835
Proceeds from issuance of common stock	65,103,720	—	—
Cost of equity issuance	(2,371,399)	—	—
Proceeds from exercise of stock options	671,752	—	—

Net cash provided by (used in) financing activities	14,294,735	(4,108,897)	(1,447,315)

Net increase (decrease) in cash	29,968,734	2,962,087	(1,755,348)
Cash and cash equivalents at beginning of year	3,778,612	816,525	2,571,873

Cash and cash equivalents at end of year	$33,747,346	$3,778,612	$816,525

Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$3,926,790	$6,100	$6,862
Interest	$1,567,281	$1,605,487	$1,650,593
Purchase of furniture, fixtures and equipment with:
Long-term debt	$—	$113,815	$—
Capital lease obligations	$—	$—	$1,923,723
Refinance of furniture, fixtures and equipment under capital lease obligations with long-term debt	$—	$1,448,846	$—
Sale of equipment with a note receivable	$—	$672,000	$—
Default on note receivable and return of equipment	$—	$419,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Simple Technology, Inc.
Notes to Consolidated Financial Statements

1. Company Organization:

    Incorporated in 1990, Simple Technology designs, manufactures and markets a comprehensive line of memory and storage products, as well as connectivity products that connect memory cards and hard drive upgrade kits to PCs. The Company's memory and storage products are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. In addition, the Company offers a line of high density memory products using three-dimensional IC Tower stacking technology that allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint. These products are used in high performance computing, networking and communications, consumer electronics and industrial applications.

2. Summary of Significant Accounting Policies:

Basis of Consolidation:

    The accompanying consolidated financial statements include the accounts of Simple Technology, Inc. and its subsidiaries in California, Canada and Scotland (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

    Cash and cash equivalents consist primarily of cash in banks and money market funds. All highly liquid investments with a maturity date of three months or less when acquired are considered to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

Inventory:

    Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out ("FIFO") method of accounting.

Furniture, Fixtures and Equipment:

    Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method. The Company's estimated useful lives of the assets, other than leasehold improvements, range from four to five years for equipment to seven years for furniture and fixtures. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

    Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

    The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its furniture, fixtures and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Land Held for Investment:

    Land held for investment is recorded at the shareholders' contributed historical cost, which is less than or approximates fair market value. Such land, with a cost of $325,000, was contributed to charity in 1999 and is reflected in other expense.

Long-Term Debt:

    The fair values of the Company's long-term debt have been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

Revenue Recognition:

    Product sales and related cost of sales are recognized upon the shipment of product to customers provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. The terms of substantially all product sales are FOB shipping point. A substantial portion of the Company's sales through aftermarket channels includes limited rights to return unsold inventory. In addition, some customers have limited price protection rights for inventories of the Company's products held by them. If the Company reduces the list price of their products, these customers may be entitled to receive credits from the Company. The Company provides for estimated future returns of inventory, limited price protection arrangements and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management's expectations.

Shipping and Handling Costs:

    Shipping and handling costs incurred in a sale transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2000, 1999 and 1998, shipping and handling costs were approximately $2,100,000, $1,700,000 and $1,800,000, respectively.

Advertising Costs:

    Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, advertising costs were approximately $3,599,000, $2,858,000 and $2,412,000 respectively.

Foreign Currency Translation:

    The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded as a separate component of shareholders' equity. Income and expense items are translated at average monthly rates of exchange. Included in operations are foreign currency transaction gains of $18,000 and $93,000 for the years ended December 31, 2000 and 1999, respectively, and foreign currency transaction losses of approximately $58,000 for the year ended December 31, 1998.

Income Taxes:

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities.

Stock-Based Compensation:

    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company's underlying stock at the date of grant over the exercise price of the option, amortized over the vesting period. The Company has adopted the disclosure-only provisions of SFAS No. 123.

Per Share Information:

    In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which established standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities.

    No potential common shares were included in the diluted per share amounts for the year ended December 31, 1998 as the effect would have been anti-dilutive. For the years ended December 31, 2000 and 1999, potentially dilutive securities consisted solely of options and resulted in potential common shares of 2,200,460 and 2,056,966, respectively.

    In September 2000, the Company effected a 5.07 for 1.0 stock split of all outstanding common stock and common stock options. All share and per share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Pro Forma Net Income (unaudited):

    Pro forma net income is computed using an effective tax rate of 38% to reflect the estimated income tax expense of the Company as if it had been subject to C corporation federal and state income taxes for the period, instead of S corporation income taxes.

Comprehensive Income:

    In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income. The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income includes such items as foreign currency translation adjustments. These amounts are presented as a component of shareholders' equity, consistent with the Company's previous practice. SFAS No. 130 does not affect current principles of measurement of revenues and expenses and, accordingly, the adoption of SFAS No. 130 had no effect on the Company's results of operations or financial position.

    The balance of accumulated other comprehensive loss at December 31, 1999 consists of accumulated foreign currency translation adjustments. None of the components of accumulated other comprehensive loss have been recorded net of any tax benefit as the Company does not expect to realize any significant tax benefit from these items.

Segment Reporting:

    In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supercedes substantially all the reporting requirements previously required under SFAS No. 14, "Financial Reporting for Business Segments of an Enterprise," and establishes standards for the way the Company reports information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. The adoption of this statement did not have an impact upon the Company's operating results or financial position as this statement's provisions affect only the disclosure of certain segment information in the notes to the consolidated financial statements.

Risks and Uncertainties:

    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2000 and 1999, approximately 40% and 35%, respectively, of accounts receivable were concentrated with three customers. For the years ended December 31, 2000, 1999 and 1998, sales to CDW Computer Centers comprised 17%, 19% and 16%, respectively, of the Company's revenues. For the year ended December 31, 2000, sales to Cisco Systems accounted for 15% of the Company's revenues. No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2000 and 1999, or for each of the three years in the period ended December 31, 2000. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well-established companies. Historically, bad debt allowances have been consistent with management's expectations.

    At December 31, 2000 and 1999, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

    The manufacturing operations of the Company are concentrated in a facility located in Santa Ana, California. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company's financial position and results of operations.

    Certain of the Company's products utilize components that are purchased from a small number of sources with whom the Company has no long-term contracts. An inability to obtain such components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs, which could have a material adverse effect on the Company's financial position and results of operations.

Management Estimates:

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:

    Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

3. Related Party Transactions:

    The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which its executive offices, manufacturing, engineering, research and development and testing operations are located. The Company leases both facilities from MDC Land LLC ("MDC"), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of Simple Technology. MDC has no operations other than leasing transactions with the Company. A new operating lease with MDC for the 24,500 square foot facility was signed effective April 1, 2000. The lease term was decreased from 26 years to 5 years, expiring in March 2005, and the monthly base rent was changed from approximately $19,000 to approximately $17,000. The 48,600 square foot facility lease expires in May 2005, and the base rent is approximately $33,000 per month. Building rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $215,405, $228,000 and $228,000, respectively.

    During 1996 and 1997, the Company leased equipment from MDC Land Corporation, a corporation owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of Simple Technology. Each lease has a term of five years and is accounted for as a capital lease. Equipment rental payments amounted to $574,000 in each of the years ended December 31, 2000, 1999 and 1998.

    During 1998 and 1999, the Company made non-interest bearing advances to a development stage company in Houston, Texas owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of the Company, totaling $511,152 and $20,176, respectively, to finance the development and fund the working capital needs of this development stage company. At December 31, 1998, this receivable balance amounted to $482,152. During 1998 and 1999, $29,000 and $314,200, respectively, were repaid by this development stage company. The remaining amount of these advances, $188,128, was repaid in conjunction with shareholder distributions in December 1999.

    During 1999, the Company made non-interest bearing advances totaling $897,899 to a development stage company in Irvine, California owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of the Company, to finance the development and fund the working capital needs of this development stage company. In December 1999, these advances were repaid in full in conjunction with shareholder distributions.

4. Inventory:

    Inventory consists of the following:

	December 31,
	2000	1999
Raw materials	$24,767,929	$11,283,408
Work-in-progress	758,819	1,261,703
Finished goods	9,652,170	7,811,551

	35,178,864	20,356,662
Valuation allowance	(4,126,843)	(2,080,221)

	$31,052,075	$18,276,441

5. Furniture, Fixtures and Equipment:

    Furniture, fixtures and equipment consist of the following:

	December 31,
	2000	1999
Furniture and fixtures	$293,541	$92,866
Equipment	16,769,490	14,748,300

	17,063,031	14,841,166
Accumulated depreciation and amortization	(10,136,860)	(6,872,907)

	$6,926,171	$7,968,259

    For the years ended December 31, 2000, 1999 and 1998, the Company recorded depreciation and amortization expense of approximately $3,406,000, $3,581,000 and $3,389,000 respectively.

    At December 31, 2000 and 1999, furniture, fixtures and equipment included approximately $6,946,000 and $7,499,000, respectively, of assets under capital leases with associated accumulated amortization of approximately $5,466,000 and $5,318,000, respectively. As discussed in Note 3, such 2000 and 1999 amounts include approximately $2,304,000 of assets under capital leases with a related party with associated accumulated amortization of approximately $1,981,000 and $1,520,000 at December 31, 2000 and 1999, respectively.

6. Line of Credit:

    Effective August 3, 1999, the Company entered into a new line of credit agreement, as amended. Amounts borrowed thereunder are collateralized by substantially all of the Company's assets. Terms of the agreement include a maximum borrowing amount of $27,500,000, subject to eligible accounts receivable and inventory balances, bearing interest at the prime rate and expiring in August 2002, unless renewed. There were no borrowings on this line of credit at December 31, 2000. There was $12,478,675 outstanding on this line of credit, bearing interest at prime plus 0.5% (9.0%) at December 31, 1999.

    The provisions of the line of credit agreement contain various nonfinancial and financial covenants that, among other things, require the Company to maintain a minimum tangible net worth amount and a maximum debt to tangible net worth ratio. The covenants also limit capital expenditures, distributions and dividends that can be made by the Company. As of December 31, 2000, the Company was in compliance with all such covenants.

    In the event this line of credit agreement is terminated prior to August 2001, a termination fee of $200,000 will be assessed against the Company, unless the termination is due to the origination of a new credit facility with the bank. If the Company leaves the line unused until it expires, termination fees will not be incurred.

7. Long-Term Debt:

    Long-term debt consists of the following:

	December 31,
	2000	1999
Equipment notes payable, principal and interest payable in monthly installments of $70,671, maturing at various dates through December 2004, collateralized by equipment, interest ranging between 8.4% and 9.1%	$1,738,408	$2,403,812
Automobile notes payable to bank, principal and interest payable in monthly installments totaling $3,418, maturing at various dates through
May 2004, collateralized by automobiles, interest ranging between 7.5% and 8.2%	105,623	137,300

	1,844,031	2,541,112
Less current portion	(761,006)	(697,079)

	$1,083,025	$1,844,033

    The equipment notes payable agreements contain various nonfinancial covenants that, among other things, limit distributions and dividends to shareholders and require the equipment to remain unencumbered by other liens.

    Scheduled principal payments during each of the years ending December 31 are as follows:

2001	$761,006
2002	775,403
2003	154,773
2004	152,849

$1,844,031

8. Income Taxes:

    From formation in March 1990 to September 26, 2000, the Company had elected for U.S. federal income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, the Company's shareholders, rather than the Company, were subject to federal income taxes on their respective share of the Company's taxable income. The Company had also elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at the Company-level of 1.5%. On September 26, 2000, the Company terminated its Subchapter S election. Subsequent to the termination, the Company is required to pay federal and state corporate-level income taxes. Pro forma net income (loss) has been computed as if the Company had been fully subject to federal and state income taxes as a C corporation for all periods presented.

    The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2000	1999	1998
Current
Federal	$3,543,632
State	496,137	$783	$22,482
Foreign	369,453	—	—

Total Current	4,409,222	783	22,482

Deferred
Federal	(1,752,017)	—	—
State	181,144	(518,751)	—

Total Deferred	(1,570,873)	(518,751)	—

Total provision (benefit) for income taxes	$2,838,349	$(517,968)	$22,482

    For 2000, the difference between the effective tax rate and the expected U.S. federal tax rate is due primarily to an increase in deferred tax assets as a result of terminating the Company's S corporation status and income taxed at the shareholder level. For 1999, the difference between the effective tax rate and the expected California tax rate is due primarily to state tax credits and decreases in the valuation allowance. For 1998, the difference between the effective tax rate and the expected California tax rate is due primarily to state tax credits, offset by increases in the valuation allowance and losses without benefit.

    The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	2000	1999	1998
Statutory regular federal income tax	35.0%	—	—
State taxes, net of federal benefit	2.3	(4.3)%	1.1%
Income taxed at shareholder level Prior to termination of our S-Corporation election	(21.9)	—	—
Increase in deferred tax benefits from termination of our S-corporation election	(5.9)	—	—
Other	0.6	—	—

	10.1%	(4.3)%	1.1%

    The components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2000	1999
Current deferred tax assets (liabilities):
Financial statement reserves	$1,914,180	$36,485
Accrued expenses	184,300	12,237
Credit carryforwards	—	134,000
State taxes	(55,393)	—
Other	17,231	(2,170)

Total current	2,060,318	180,552

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	53,315	(20,823)
Operating loss carryforwards	900,000	102,674
Credit carryforwards	—	651,446
Stock Options	267,041	—
Other	8,168	6,794

	1,228,524	740,091
Valuation allowance	(900,000)	(102,674)

Total noncurrent	328,524	637,417

	$2,388,842	$817,969

    At December 31, 1999, the components of tax credit assets related primarily to California tax credit carryforwards for manufacturers' investment credits of $32,000, and enterprise zone credits of $753,000, which were fully utilized in the current year.

    For income tax purposes, the Company's foreign subsidiary, Simple Technology Limited, is treated as a separate entity and, therefore, is not subject to U.S. taxation.

    The Company's foreign subsidiary, Simple Technology Europe, is treated as a branch partnership for income tax purposes and, therefore, is subject to U.S. taxation. At December 31, 2000, this entity had U.K. net operating loss carryforwards of $3,000,000. The losses carryover indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a valuation allowance against these deferred tax assets since it cannot be established that the foreign subsidiary's U.K. net operating loss carryforwards will be utilized.

9. Commitments and Contingencies:

Dense-Pac Microsystems, Inc.—Patent Infringement

    On September 23, 1998, the Company filed a lawsuit against Dense-Pac Microsystems, Inc. ("Dense-Pac") in the United States District Court for the Central District of California for infringement of the Company's IC Tower stacking patent, U.S. Patent No. 5,514,907. The Company is seeking damages, including prejudgment interest, an injunction against further infringement of the Company's patent by Dense-Pac, treble damages and attorneys' fees. The Company is also seeking a declaratory judgment declaring Dense-Pac's stacking patent, U.S. Patent No. 4,956,694, invalid and not infringed by the Company. On October 15, 1998, Dense-Pac filed an answer to the Company's complaint denying the Company's claim of infringement, asserted a defense of patent invalidity against the Company's IC Tower stacking patent and asserted a counterclaim against the Company alleging infringement of its stacking patent. On November 12, 1998, the Company filed an answer to Dense-Pac's counterclaim denying Dense-Pac's claim of infringement against the Company and asserting a defense of patent invalidity. Dense-Pac is seeking injunctive relief and damages equal to 2% of the sales of the Company's IC Tower stacking products found to infringe its patent, plus interest. As of December 31, 2000, Dense-Pac sought damages, including interest, totaling approximately $700,000. For the year ended December 31, 2000, approximately 5% (unaudited) of the Company's total revenues related to products which Dense-Pac alleges infringe on its '694 patent. Dense-Pac has also requested an award of attorneys' fees and treble damages and has reserved the right to seek unspecified lost profits as a result of the alleged infringement. (See Note 14 for updated information.)

Interactive Flight Technologies, Inc.

    On June 8, 1998, Interactive Flight Technologies, Inc. filed a lawsuit against Avnet, Inc. in the Superior Court of Maricopa County, Arizona seeking an award for direct and consequential damages arising from the Company's sale of allegedly defective hard disk drives to Avnet for inclusion in an in-flight entertainment system manufactured by Interactive Flight. The Company purchased the hard disk drives from Integral Peripherals, Inc., the manufacturer, through its distributor, Bell Microsystems, Inc. Integral has since declared bankruptcy and was not a party to this lawsuit. On June 8, 1999, Avnet filed a cross claim against the Company seeking indemnification. On June 18, 1999, the Company answered the first amended complaint and Avnet's cross claim. Interactive Flight was seeking out-of-pocket damages of approximately $4.1 million from both Avnet and the Company and consequential damages from Avnet only arising from the alleged loss of contracts with several airline carriers totaling an additional $10.0 million.

    On August 18, 2000, the court entered a ruling granting Avnet's motion for summary judgment requiring the Company to indemnify Avnet for damages and attorneys' fees incurred in its defense of Interactive Flight's lawsuit. On September 13, 2000, the court granted a motion for summary judgment in favor of Bell Microsystems and against the Company, which effectively eliminated the Company's claim against Bell Microsystems for indemnification.

    Trial commenced on September 26, 2000. On October 11, 2000, the jury returned a verdict against Avnet and the Company in the amount of $1,785,588, corresponding to the total purchase price paid by Interactive Flight for the hard disk drives.

    On December 22, 2000, all parties entered into a settlement agreement that settled all claims between them, with the exception of Avnet's counterclaim. Under the terms of the settlement and Avnet's judgment in its favor on the counterclaim, the Company made a total payment of $1,810,000 to Interactive Flight and the other parties. On January 23, 2001, the court entered its Order of Dismissal dismissing all remaining claims between the parties.

Other Legal Proceedings

    The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

    As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company's products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys' fees. The Company's insurance does not cover intellectual property infringement.

Lease Commitments

    As discussed in Note 3, the Company leases its corporate office facilities and some manufacturing equipment from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of the Company. In addition, the Company leases from unaffiliated third parties, under operating leases and capital leases, manufacturing equipment with initial noncancellable lease terms ranging from 4 to 5 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows:

	Capital Leases (Related Party)	Other Capital Leases	Operating Lease (Related Party)
2001	$394,949	$478,739	$602,662
2002	5,600	466,139	602,662
2003	—	114,530	602,662
2004	—	—	602,662
2005	—	—	216,809
Thereafter	—	—	—

Net minimum lease payments	400,549	1,059,408	$2,627,457

Less, amounts representing interest	(15,121)	(84,022)

Present value of future minimum capital lease obligations	385,428	975,386
Less, current portion	(379,891)	(421,337)

Capital lease obligations, less current portion	$5,537	$554,049

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $772,000, $802,000 and $953,000, respectively, inclusive of related party balances (Refer to Note 3).

Repurchase Agreements

    The Company is contingently liable at December 31, 2000 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory would be repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The amount of potential product returns is estimated and provided for in the period of the sale for financial reporting purposes. As of December 31, 2000, the Company has never been required to repurchase inventory in connection with the customer default agreements noted above. However, there can be no assurance that the Company will not be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $2,700,000, $2,000,000 and $1,700,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

401(k) Plan

    The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee's matchable contributions to the plan which cannot exceed 10% of their salary. The Company's matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee's second year of employment. For the years ended December 31, 2000, 1999 and 1998, the Company made matching contributions of approximately $369,000, $339,000 and $250,000, respectively.

10. Stock Option Plan:

    The 2000 Stock Incentive Plan (the "Plan") is intended to serve as the successor equity incentive program to the 1996 Stock Option Plan (the "Predecessor Plan"). The Plan was adopted by the Company's board of directors and approved by its shareholders in June 2000. In September 2000, the Plan became effective, and all outstanding options under the Predecessor Plan were transferred into the Plan. No further option grants will be made under the Predecessor Plan. The transferred options will continue to be governed by their existing terms, unless the compensation committee of the Board of Directors elects to extend one or more features of the Plan to those options.

    The Plan provides for the direct sale of shares and the grant of options to purchase shares of the Company's common stock to officers and other employees, non-employee board members and consultants. The Predecessor Plan includes nonqualified stock options ("NQSOs") and incentive stock options ("ISOs"). The option price for the ISOs and NQSOs shall not be less than the fair market value of the shares of the Company's stock on the date of the grant. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. The compensation committee of the Board of Directors has the authority to determine the time or times at which options become exercisable. Options expire within a period of not more than ten years from the date of grant. At December 31, 2000, the Plan provided for the issuance of up to 7,033,005 shares of common stock, including 2,777,471 shares subject to options transferred from the Predecessor Plan. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

    The Predecessor Plan provides for the direct sale of shares and the grant of options to purchase shares of the Company's common stock to employees, officers, consultants and directors. The Predecessor Plan includes nonqualified stock options ("NQSOs") and incentive stock options ("ISOs"). The option price for the ISOs and NQSOs shall not be less than the fair market value of the shares of the Company's stock on the date of the grant. For ISOs, the exercise price per share may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing more than 10% of the total outstanding stock of the Company. The Board of Directors has the authority to determine the time or times at which options become exercisable. Options expire within a period of not more than ten years from the date of grant.

    A summary of the option activity under the both the Plan and the Predecessor Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Balances 12/31/97	2,981,752	1.06
Granted	106,470	1.18
Exercised	—	—
Canceled	(61,357)	1.13

Balances 12/31/98	3,026,865	1.07
Granted	518,960	1.18
Exercised	—	—
Canceled	(160,764)	1.11

Balances 12/31/99	3,385,061	1.08
Granted	3,569,000	10.97
Exercised	(607,641)	1.11
Canceled	(77,949)	11.00

Balances 12/31/00	6,268,471	6.58

Exerciseable at December 31, 1998	2,515,263	1.06
Exerciseable at December 31, 1999	3,113,069	1.06
Exerciseable at December 31, 2000	2,658,820	1.07

    At December 31, 2000, 764,534 options were available for grant under the Plans.

Options Outstanding				Exerciseable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.06 to $1.18	2,777,471	1.08	5.75	2,658,820	1.07
$6.50	25,000	6.50	9.83	—	—
$11.00	3,466,000	11.00	9.74	—	—

    No compensation expense was recorded as a result of stock options granted to employees through December 31, 1998 or in the year ended December 31, 2000 as the fair value approximated the per share exercise price of the respective options granted. With respect to options granted to employees in 1999, there were 446,459 shares under options granted in January 1999 with an estimated fair market value of $1.58 per share, 65,910 granted in April 1999 and 6,591 granted in May 1999 with an estimated fair market value of $2.37 per share, all of which were granted at an exercise price of $1.18 per share. The difference between the exercise price and the fair market value at the date of grant of $262,000 is accounted for as unearned compensation and is being amortized to expense over the related service period. The Company recorded a total of approximately $79,000 and $120,000 as compensation expense for the year ended December 31, 2000 and 1999, respectively, related to options granted to employees.

    Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its Plan other than that described above. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company's net income (loss) for the years ended December 31, 2000, 1999 and 1998 would have resulted in the pro forma amounts below:

	Year Ended December 31,
	2000	1999	1998
Income (loss) before income taxes, as reported	$28,198,476	$11,984,836	$(2,140,413)
Additional compensation expense per SFAS No. 123	(946,743)	(107,040)	(117,290)

Pro forma income (loss) before provision (benefit) for income taxes	27,251,733	11,877,796	(2,257,703)
Pro forma provision (benefit) for income taxes	2,649,108	(513,342)	23,714

Pro forma net income (loss)	$24,602,625	$12,391,138	$(2,281,417)

Net income (loss) as reported	$25,360,127	$12,502,804	$(2,162,895)

Basic net income (loss) per share:
Pro forma	$0.76	$0.40	$(0.07)

As reported	$0.78	$0.41	$(0.07)

Diluted net income (loss) per share:
Pro forma	$0.71	$0.38	$(0.07)

As reported	$0.73	$0.38	$(0.07)

Weighted average shares outstanding:
Basic	32,393,218	30,601,027	30,601,027

Diluted	34,593,678	32,657,993	30,601,027

    The fair value of each option grant under the Predecessor Plan was estimated on the date of the grant using the minimum value method as the Company was a nonpublic entity while this plan was in effect. This value was the current stock price less the present value of the exercise price for a stock that does not pay dividends. The assumptions used for the period from January 1, 2000 through the date of the Company's initial public offering on September 28, 2000 and for the years ended December 31, 1999 and 1998 were as follows: the risk-free interest rate ranged from 4.39% to 6.41%; generally the exercise price was equal to the fair market value of the underlying common stock at the grant date after consideration of any related unearned compensation recorded in the consolidated financial statements; the expected life of the option is 5 years; the forfeiture rate is estimated at 8.0%; and the common stock is not expected to pay dividends.

    The fair value of each option grant under the 2000 Stock Incentive Plan and subsequent to the Company's 2000 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the period from September 28, 2000 through December 31, 2000 were as follows: the risk-free interest rate ranged from 5.73% to 5.92%; generally the exercise price was equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is 5 years; the forfeiture rate is estimated at 8.0%; expected volatility is estimated to be 65% and the common stock is not expected to pay dividends.

    The weighted average grant date fair value per share of shares under option was $5.32, $3.27 and $1.09 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. Restructuring of Operations:

    In December 1998, the Company adopted a plan to restructure its operations in Scotland in response to the increasingly competitive market conditions. The restructuring consisted of a series of planned actions, including the consolidation of the office and warehouse facility, the sale and disposal of machinery and equipment and a reduction in the number of employees. The restructuring charge recorded in 1998, included in general and administrative expenses, was $397,000 and related primarily to estimated losses associated with the sale and disposal of machinery and equipment and the consolidation of the office and warehouse facility. The estimated severance costs associated with the reduction of 32 employees of approximately $157,000 were recognized in 1999 because the Company did not notify the employees affected by the plan until early 1999. Also in 1999, the Company recorded additional restructuring charges of approximately $241,000, offset by approximately $603,000 of deferred incentive grants, as described below.

    At December 31, 1998, the accrued restructuring charge of $397,000 was reflected on the Company's consolidated balance sheet in accrued and other liabilities. Also included in accrued and other liabilities at December 31, 1998 was approximately $1,007,000 of unutilized deferred incentive grants awarded by Scottish governmental agencies in 1996. The first grant was in the form of a two-year free rent period related to the Company's manufacturing facility. The second grant consisted of potential payments, to the Company, contingent on the Company establishing and maintaining specified levels of employee headcount and attaining certain levels of capital expenditures.

    During the free rent period, which consummated in 1998, the Company recorded rent expense on a straight-line basis over the 15-year life of the lease, which resulted in a deferred rent credit of $621,000 upon conclusion of the free rent period. The deferred rent credit would have been amortized over the remaining 13-year life of the lease, with the monthly amortized amount equal to the difference between the actual rental payments and the straight-line rent expense. When the restructuring decision was made in December 1998, the deferred rent credit balance was approximately $603,000 and was included in accrued and other liabilities. In September 1999, the Company assigned its rights and obligations under the operating lease of its manufacturing facility to an unrelated third party. In November 1999, shortly after this lease assignment, the government of Scotland notified the Company that no additional payments or repayments would be required. As a result, the remaining $603,000 was recorded as a reduction to general and administrative expenses in 1999.

    The Company was also awarded an incentive grant to be paid in five installments totaling up to approximately $2,700,000. Such payments were to be based on the Company's progress toward hiring and maintaining certain employee headcount levels up to 360 individuals and purchasing certain amounts of fixed assets up to approximately $5,800,000. The Company received the first payment of approximately $404,000 in 1997 and based on the terms outlined by the Scottish government, which require the repayment of grant money should the Company not comply with the terms of the agreement, the $404,000 was included in accrued and other liabilities. As a result of the 1998 restructuring decision, the Company was no longer in compliance with the terms of this agreement. In late 1999, the Company negotiated a settlement with a Scottish governmental agency to repay approximately $101,000 of this incentive grant money in exchange for reduced headcount and capital expenditure requirements. The Company repaid the settlement amount of $101,000 during 1999. Under the revised terms, the agency agreed to waive repayment of the remaining $303,000 if the Company maintained at least 12 sales and marketing employees in Scotland through December 31, 2001. At December 31, 2000, the remaining $303,000 was included in accrued and other liabilities and the Company was in compliance with the amended terms of the agreement. The Company is not entitled to a pro rata portion of this remaining grant amount based on the passage of time.

    In 1999, the Company ultimately incurred approximately $638,000 of charges associated with the disposal of machinery and equipment and the consolidation of the office and warehouse facility in Scotland, of which $397,000 was applied to the original restructuring liability with the remainder of $241,000 recognized in 1999 as a component of general and administrative expenses.

12. Segment Information:

    The Company designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications. The Company provides both custom and standard memory solutions for two reportable operating segments, Original Equipment Manufacturer and Aftermarket, based on dynamic random access memory, static random access memory and Flash memory technologies. The accounting policies for each of the reportable operating segments are the same as those described in Note 2.

    Beginning in 1999, after completion of management information system enhancements, the Company used net sales and gross profit as the basis for evaluating the performance of its operating segments. The Company performed no such analysis in 1998, since no such information was then available. The Company does not allocate operating expenses, interest or income taxes to operating segments. Due to the similarity of products manufactured for customers within each operating segment, the Company does not maintain separate records to identify assets by operating segment.

    Summarized financial information regarding the Company's reportable segments is shown in the following table:

	Year Ended December 31, 2000			Year Ended December 31, 1999
	Original Equipment Manufacturer	Aftermarket	Consolidated	Original Equipment Manufacturer	Aftermarket	Consolidated
Net revenues	$144,177,586	$164,138,221	$308,315,807	$49,601,356	$142,991,917	$192,593,273
Cost of revenues	105,649,464	134,314,756	239,964,220	35,018,292	117,725,187	152,743,479

Gross profit	$38,528,122	$29,823,475	$68,351,587	$14,583,064	$25,266,730	$39,849,794

    For the years ended December 31, 2000, 1999 and 1998, international sales comprised 13%, 15% and 19% of the Company's revenues, respectively. During these periods, no single foreign country accounted for more than 10% of total revenues. Foreign sales are shipped directly from the Company's foreign subsidiaries, while export sales are shipped domestically to the Company's foreign customers. During early 1999, the Company restructured its operations in Scotland to a sales office, resulting in a substantial shift of foreign sales to export sales. Financial information regarding the Company's international revenues is shown in the following table:

	Year Ended December 31,
	2000	1999	1998
Export	$41,193,805	$28,852,113	$16,779,344
Foreign	—	121,069	6,425,700

	$41,193,805	$28,973,182	$23,205,044

13. Selected Quarterly Financial Data (unaudited):

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(in thousands)
Fiscal Year Ended December 31, 2000
Net revenues	$57,835	$75,136	$84,879	$90,466
Gross profit	12,822	16,913	18,470	20,147
Income from operations	5,171	7,001	7,640	9,544
Pro forma net income	$3,029	$4,019	$4,324	$5,943
Pro forma net income per share:
Basic	$0.10	$0.13	$0.14	$0.16
Diluted	$0.09	$0.12	$0.13	$0.15
	Quarter Ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(in thousands)
Fiscal Year Ended December 31, 1999
Net revenues	$41,951	$41,327	$53,007	$56,308
Gross profit	7,191	7,736	13,102	11,821
Income from operations	1,199	1,424	7,310	4,180
Pro forma net income	$458	$566	$4,250	$2,157
Pro forma net income per share:
Basic	$0.01	$0.02	$0.14	$0.07
Diluted	$0.01	$0.02	$0.13	$0.07

14. Subsequent Events (unaudited):

Dense-Pac—Patent Infringement

    On February 7, 2001, the court issued rulings addressing four long-pending summary judgment motions. In the rulings, the court narrowed the Company's infringement claim against Dense-Pac which, subject to the appeal of the ruling by the Company, would limit the products at issue in the lawsuit, and thereby substantially limit the amount of damages at issue in the lawsuit. In the rulings, the court also rejected Dense-Pac's claim of infringement by the Company's products. A further hearing on the summary judgment motion relating to infringement by Dense-Pac under the Doctrine of Equivalents was held on March 23, 2001. The court made no ruling at the conclusion of the hearing. Trial of this matter, most recently set for March 27, 2001, was postponed indefinitely on March 21, 2001.

    On October 17, 2000, the Company received a reissue patent of the '907 patent. The reissue patent is U.S. Patent No. Re. 36,916. On February 21, 2001, the Company filed a new lawsuit against Dense-Pac in the United States District Court for the Central District of California for infringement of the Company's IC Tower stacking reissue patent, U.S. Patent No. Re. 36,916. The Company is seeking damages and an injunction against infringement of the Company's patent by Dense-Pac. On March 13, 2001, Dense-Pac filed an answer to the Company's complaint denying the Company's claim of infringement, and asserted a defense of patent invalidity against the Company's IC Tower stacking reissue patent. In addition, Dense-Pac counterclaimed alleging misappropriation of unspecified technology and the sale of products by the Company incorporating such technology alleged to have been misappropriated.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors
Simple Technology, Inc.

Our audits of the consolidated financial statements of Simple Technology, Inc. referred to in our report dated February 2, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Orange County, California

February 2, 2001

S-1

Simple Technology, Inc.

Schedule II-Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 1998, 1999 and 2000

	Accounts Receivable Allowance	Inventory Valuation Allowance
Balance, December 31, 1997	$1,185,839	$1,948,759
Charged to operations	565,492	364,296
Write-offs	(1,025,528)	(823,098)

Balance, December 31, 1998	725,803	1,489,957
Charged to operations	485,561	1,213,904
Write-offs	(439,558)	(623,640)

Balance, December 31, 1999	771,806	2,080,221
Charged to operations	1,253,039	2,939,702
Write-offs	(1,052,783)	(893,080)

Balance, December 31, 2000	$972,062	$4,126,843

S-2

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 29th day of March, 2001.

SIMPLE TECHNOLOGY, INC.
By:	/s/ MANOUCH MOSHAYEDI Name: Manouch Moshayedi Title: Chief Executive Officer and Chairman of the Board of Directors

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint Manouch Moshayedi and Dan Moses, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANOUCH MOSHAYEDI Manouch Moshayedi	Chief Executive Officer and and Chairman of the Board of Directors	March 29, 2001
/s/ MIKE MOSHAYEDI Mike Moshayedi	President and Director	March 29, 2001
/s/ MARK MOSHAYEDI Mark Moshayedi	Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 29, 2001
/s/ DAN MOSES Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 29, 2001
/s/ F. MICHAEL BALL F. Michael Ball	Director	March 29, 2001

/s/ THOMAS A. BEAVER Thomas A. Beaver	Director	March 29, 2001
/s/ MARK R. HOLLINGER Mark R. Hollinger	Director	March 29, 2001

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Articles of Incorporation
3.2*	Amended and Restated Bylaws
3.3*	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000
4.1*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws for Simple Technology, Inc. defining the rights of holders of common stock of Simple Technology, Inc.
4.2*	Specimen Stock Certificate
10.1*	Amended and Restated Lease, dated April 1, 2000, by and between MDC Land LLC and Simple Technology, Inc.
10.2*	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and Simple Technology, Inc.
10.3*	Credit Agreement, dated August 3, 1999, between Simple Technology, Inc. and Comerica Bank
10.4*	Security Agreement, dated August 3, 1999, by Simple Technology, Inc. and Comerica Bank
10.5*	First Amendment to Credit Agreement, dated as of December 29, 1999, by and between Comerica Bank and Simple Technology, Inc.
10.6*	Second Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.7*	Third Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.8*	Fourth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.9*	Fifth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and Simple Technology, Inc.
10.10**	2000 Stock Incentive Plan (as amended and restated)
10.11**	2000 Employee Stock Purchase Plan (as amended and restated)
10.12*	Form of Indemnification Agreement between Simple Technology, Inc. and each of its directors and officers
10.13*	Form of Employment Agreement for Executive Officers of Simple Technology, Inc. (including a schedule of substantially identical agreements)
10.14*	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between Simple Technology, Inc. and each of the shareholders of Simple Technology, Inc.
10.15*	Equipment Lease, dated June 1, 1996, by and between MDC Land Corporation and Simple Technology, Inc.
10.16*	Equipment Lease, dated September 1, 1996, by and between MDC Land Corporation and Simple Technology, Inc.
10.17*	Equipment Lease, dated October 1, 1996, by and between MDC Land Corporation and Simple Technology, Inc.

10.18*	Equipment Lease, dated January 1, 1997, by and between MDC Land Corporation and Simple Technology, Inc.
10.19*	Equipment Lease, dated February 1, 1997, by and between MDC Land Corporation and Simple Technology, Inc.
10.20*	Equipment Lease, dated April 1, 1997, by and between MDC Land Corporation and Simple Technology, Inc.
10.21*	License Agreement, dated August 22, 2000, by and between Micron Electronics and Simple Technology, Inc.
21.1	List of Subsidiaries of Simple Technology, Inc.
23.1	Consent of PricewaterhouseCoopers LLP

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-8 with the Securities and Exchange Commission on February 9, 2001, and is incorporated by reference herein.