Form 10-Q
period 2001-03-31
SIMPLETECH INC
filed 2001-05-14
CIK 1102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

 or

☐  TRANSITION REPORT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-31623

SIMPLETECH, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA	33-0399154
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

3001 Daimler Street
Santa Ana, CA	92705-5812
(Address of principal executive offices)	(Zip Code)

(949) 476-1180
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No       ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of March 31, 2001 was 38,191,052.

SIMPLETECH, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2001

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31 2001	December 31, 2000
ASSETS:
Current Assets:
Cash and cash equivalents	$39,396	$33,747
Accounts receivable, net of allowances
of $1,197 at March 31, 2001 and $972
at December 31, 2000	21,471	28,103
Inventory, net	21,823	31,052
Deferred income taxes	2,060	2,060
Other current assets	933	1,069
Total current assets	85,683	96,031
Furniture, fixtures and equipment, net	7,652	6,926
Deferred income taxes	329	329
Total assets	$93,664	$103,286

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$10,223	$25,950
Current maturities of long-term debt	778	761
Current maturities of capital lease obligations	666	801
Accrued and other liabilities	5,952	4,219
Total current liabilities	17,619	31,731
Long-term debt	882	1,083
Capital lease obligations	447	560
Total liabilities	18,948	33,374

Shareholders' Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized,
no shares outstanding	---	---
Common stock, $0.001 par value, 100,000,000 shares authorized,
38,191,052 shares issued and outstanding as of March 31, 2001;
37,572,667 shares issued and outstanding as of December 31, 2000	38	38
Additional paid-in capital	64,744	63,911
Unearned stock based compensation	(51)	(63)
Retained earnings	9,985	6,026
Total shareholders' equity	74,716	69,912
Total liabilities and shareholders' equity	$93,664	$103,286

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Month Period Ended March 31,
	2001	2000

Net revenues	$ 58,715	$ 57,835
Cost of revenues	43,253	45,013
Gross profit	15,462	12,822
Sales and marketing	5,280	4,347
General and administrative	2,976	2,786
Research and development	1,057	518
Total operating expenses	9,313	7,651
Income from operations	6,149	5,171
Interest and other expense (income), net	(416)	285
Income before provision (benefit) for income taxes	6,565	4,886
Provision (benefit) for income taxes	2,606	(56)
Net income	$ 3,959	$ 4,942

Net income per share:
Basic	$ 0.10
Diluted	$ 0.10

Pro forma data:
Income before provision for income taxes		$ 4,886
Provision for income taxes		1,857
Net income		$ 3,029

Pro forma net income per share:
Basic		$ 0.10
Diluted		$ 0.09

Weighted average shares outstanding:
Basic	38,095	30,601
Diluted	39,611	32,856

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Month Period Ended March 31,
	2001	2000

Cash flow from operating activities:
Net income	$3,959	$4,942
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	864	667
Loss on sale of furniture, fixtures and equipment	6	1
Accounts receivable provisions	552	1,071
Deferred income taxes	-	(60)
Compensation related to stock options vesting	11	11
Change in operating assets and liabilities:
Accounts receivable	6,080	2,222
Inventory	9,230	(8,896)
Other assets	136	(18)
Accounts payable	(15,727)	(662)
Accrued and other liabilities	1,733	769
Net cash provided by operating activities	6,844	47

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(1,755)	(198)
Proceeds from sale of furniture, fixtures and
equipment	159	147
Net cash used in investing activities	(1,596)	(51)

Cash flows from financing activities:
Deferred offering costs	-	(155)
Borrowings under line of credit, net	-	(2,407)
Repayment of borrowings from banks	(184)	(168)
Payment on capital lease obligations	(248)	(224)
Repayment of loans to related parties, net	-	40
Distributions to shareholders	-	(27)
Proceeds from exercise of stock options	833	-
Net cash provided by (used in) financing activities	401	(2,941)

Net increase (decrease) in cash	5,649	(2,945)
Cash and cash equivalents at beginning of period	33,747	3,779
Cash and cash equivalents at end of period	$39,396	$834

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2001 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed with the SEC.  The December 31, 2000 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., bad debt reserves and inventory reserves), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 3 - Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. For the quarters ending March 31, 2001 and 2000, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,516,333 and 2,254,880, respectively.

Pro forma net income was computed using an effective tax rate of 38% to reflect the estimated income tax expense of the Company as if it had been subject to C corporation federal and state income taxes for the period, instead of S corporation income taxes.

Note 4 - Supplemental Balance Sheet Information

Inventory consists of the following:

(In thousands)	March 31, 2001	December 31, 2000

Raw materials	$16,552	$24,768
Work-in-progress	867	759
Finished goods	7,761	9,652
	25,180	35,179
Reserve for excess and obsolescence	(3,357)	(4,127)

Inventory, net	$21,823	$31,052

Note 4 - Supplemental Balance Sheet Information (continued)

Furniture, fixtures and equipment consist of the following:

(In thousands)	March 31, 2001	December 31, 2000

Furniture and fixtures	$293	$294
Equipment	18,315	16,769
	18,608	17,063
Accumulated depreciation	(10,956)	(10,137)

Furniture, fixtures and equipment, net	$7,652	$6,926

Note 5 – Dense-Pac Microsystems, Inc. litigation

On February 7, 2001, the Court ruled on pending summary judgment motions in the lawsuit the Company filed in September 1998 against Dense-Pac Microsystems, Inc.  In this lawsuit filed in Federal Court in Santa Ana, the Company alleged that Dense-Pac infringed the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907.  Dense-Pac counterclaimed for infringement of its stacking patent, U.S. Patent No. 4,956,694. The Company sought damages and an injunction against infringement of its patent by Dense-Pac.  Dense-Pac denied the infringement and asserted a defense of patent invalidity and a counterclaim against the Company alleging infringement of its stacking patent.

In the Court's summary rulings, the Court found non-infringement by Dense-Pac as to the Company’s patent and non-infringement by the Company as to Dense-Pac’s patent.  The Company has filed notice that it will appeal the adverse summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  No trial date has been set.

On February 21, 2001, the Company filed a new lawsuit against Dense-Pac in Federal Court in Santa Ana for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916 (a reissue of U.S. Patent No. 5,514,907 referenced above).  The Company is seeking damages, an injunction against further infringement, and related costs.  Dense-Pac filed its answer on March 13, 2001, denying infringement, asserting a defense of patent invalidity, and alleging technology misappropriation by the Company.  No hearings have been held on the matter to date and no trial date has been set.

Note 6 – Segment Information:

The Company designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications.  The Company provides both technology solutions for two reportable operating segments, Industrial (formerly termed Original Equipment Manufacturer or OEM) and Commercial (formerly termed Aftermarket), based on dynamic random access memory, static random access memory and Flash memory technologies.

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

Summarized financial information regarding the Company’s reportable segments is shown in the following table:

(in thousands)	Three Month Period Ended March 31, 2001			Three Month Period Ended March 31, 2000

	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$24,887	$33,828	$58,715	$19,019	$38,816	$57,835
Cost of revenues	$15,748	$27,505	$43,253	13,562	31,451	45,013
Gross profit	$9,139	$6,323	$15,462	$5,457	$7,365	$12,822

For the quarters ended March 31, 2001 and 2000, international sales comprised 15.6% and 16.8%, of the Company’s revenues, respectively.  During these periods, no single foreign country accounted for more than 10.0% of total revenues.  All international sales during these periods were shipped domestically to the Company’s foreign customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

             Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Report on Form 10-K, our prospectus on Form S-1 declared effective on September 28, 2000, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.

             The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations - Comparison of the first quarter of 2001 to the first quarter of 2000

             Net Revenues.  Our revenues were $58.7 million in the first quarter of 2001 compared to $57.8 million in the same period in 2000.  Sales of Flash and IC Tower stacking products accounted for 37.6% of our revenues in the first quarter of 2001, compared to 30.8% in the same period in 2000.  Although revenues were relatively flat over this period, unit volume increase 24%, which was partially offset by a 18% decline in average sales price from $108 in the first quarter of 2000 to $89 in the first quarter of 2001.  The decrease in our average sales price resulted from a decline in DRAM and Flash component prices during the fourth quarter of 2000 and the first quarter of 2001.  Stronger demand for our products by both our Industrial and Commercial customers resulted in an overall unit volume increase, comprised of unit volume increases of 16.6% for standard memory products, 25.8% for Flash products, 35.0% for IC Tower stacking products and 70.4% for non-DRAM, non-Flash products such SRAM, hard drive upgrade kits and connectivity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

             Our Industrial segment revenues grew 31.1% from $19.0 million in the first quarter of 2000 to $24.9 million in the first quarter of 2001. Industrial segment unit volume increased 4.9% for this period, and Industrial segment average sales price increased from $161 in the first quarter of 2000 to $200 in the first quarter of 2001.  This increase in average sales price resulted from a shift in product mix to a greater concentration of higher capacity DRAM, Flash and IC Tower stacking products, which typically have relatively higher average sales prices. Our Commercial segment revenues declined 12.9% from $38.8 million in the first quarter of 2000 to $33.8 million in the first quarter of 2001. Commercial revenues decreased due to a decrease in average sales price from $93 in the first quarter of 2000 to $63 in the first quarter of 2001, offset by an increase in unit volume of 29.1%. The decrease in average sales price for our Commercial segment revenues resulted from a decline in DRAM and Flash component prices during the fourth quarter of 2000 and the first quarter of 2001.

             Our combined backlog was $8.0 million as of March 31, 2001, consisting of $7.4 million for the Industrial segment and $0.6 million for the Commercial segment.  Our combined backlog was $22.4 million as of December 31, 2000, consisting of $21.4 million for the Industrial segment and $1.0 million for the Commercial segment.  The decrease in Industrial segment backlog from December 31, 2000 to March 31, 2001 was primarily due to the push out and cancellation of orders by our Industrial customers in the networking and communication industries as a result of the global economic slowdown.  Commercial segment backlog is typically nominal since substantially all commercial customer orders are filled on a same–day or next–day basis. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

             Gross Profit.  Our gross profit was $15.5 million in the first quarter of 2001, compared to $12.8 million in the same period in 2000. Gross profit as a percentage of revenues was 26.3% in the first quarter of 2001, compared to 22.2% in the same period in 2000. Gross profit for our Industrial segment as a percentage of revenues was 36.7% in the first quarter of 2001, compared to 28.7% in the first quarter of 2000.  This increase in gross profit resulted from a positive product mix shift.  Gross profit as a percentage of revenues for our Commercial segment was relatively flat, decreasing slightly from 19.0% in the first quarter of 2000 to 18.7% in the first quarter of 2001.

             Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.1 million in the first quarter of 2001, compared to $518,000 in the same period in 2000. Research and development expenses as a percentage of revenues were 1.8% in the first quarter of 2001, compared to 0.9% in the same period in 2000. The increase in research and development expenses resulted from increased personnel costs related to the expansion of our engineering staff.

             Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers' representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.3 million in the first quarter of 2001, compared to $4.3 million in the same period in 2000. Sales and marketing expenses increased over this period primarily due to an increase in sales and marketing personnel.  Sales and marketing expenses as a percentage of revenues were 9.0% in the first quarter of 2001, compared to 7.5% in the same period in 2000.

             General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.0 million in the first quarter of 2001, compared to $2.8 million in the same period in 2000. General and administrative expenses as a percentage of revenues were 5.1% in the first quarter of 2001 and 4.8% in the first quarter of 2000.  General and administrative expenses were relatively flat during this period.

             Interest and Other Expense (Income), Net.  Interest and other expense (income), net was ($416,000) in the first quarter of 2001 and $285,000 in the first quarter of 2000.  Interest expense is comprised of interest related to our line of credit and equipment financing. Interest expense was $63,000 in the first quarter of 2001, compared to $286,000 in the same period in 2000. The decrease in interest expense in the first quarter of 2001 resulted from the pay down of our line of credit to zero in October 2000.  Interest income was $479,000 in the first quarter of 2001 and $0 in the first quarter of 2000.  This increase in interest income resulted from a higher average cash balance due to the receipt of net proceeds from our initial public offering in October 2000.

             Pro Forma Provision (Benefit) for Income Taxes. From formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, our shareholders, rather than SimpleTech, were subject to federal income taxes on their respective share of our taxable income. We also had elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at our level of 1.5%. On September 26, 2000, we terminated our Subchapter S election. Subsequent to the termination, we are required to pay federal and state corporate-level income taxes.

             Net income was $4.0 million in the first quarter of 2001.  Assuming the termination of our S corporation status, pro forma net income would have been $3.0 million in the first quarter of 2000.

             Liquidity and Capital Resources

             As of March 31, 2001, we had working capital of $68.0 million including $39.4 million of cash and cash equivalents. As of December 31, 2000, we had working capital of $64.3 million including $33.7 million of cash and cash equivalents.  In addition, we had unused availability of $27.5 million at March 31, 2001 and December 31, 2000 under our line of credit with Comerica Bank.  The outstanding principal balance under our line of credit was zero at March 31, 2001 and December 31, 2000.  There is no unused line fee under our line of credit agreement with Comerica Bank.  As a result of our initial public offering on September 29, 2000, Comerica Bank has the option to reduce our available line of credit to a range between $15.0 million to $20.0 million as determined in their sole and absolute discretion.

             Net cash provided by operating activities was $6.8 million in the first quarter of 2001. Net cash provided by operating activities in the first quarter of 2001 resulted primarily from net income of $4.0 million, a decrease in accounts receivable of $6.1 million, a decrease in inventory of $9.5 million and an increase in accrued and other liabilities of $1.7 million, offset by a decrease in accounts payable of $15.7 million.  Accounts receivable, inventory and accounts payable levels decreased due to declining sequential revenues.

             Net cash used in investing activities was $1.6 million in the first quarter of 2001, attributable primarily to purchases of furniture, fixtures and equipment.  We expect to spend approximately $8.0-10.0 million during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

             Net cash provided by financing activities totaled $401,000 in the first quarter of 2001.  Net cash provided by financing activities in the first quarter of 2001 resulted from the receipt of $802,000 in proceeds from the exercise of stock options, offset by $432,000 in payments related to equipment loans and capital lease obligations.

             We have several capital leases and loans to finance manufacturing and testing equipment, including leases and loans with companies affiliated with our executive officers and directors as described under "Certain Relationships and Related Transactions-MDC Land Corporation and MDC Land LLC" in our Annual Report on Form 10-K filed with the SEC on April 2, 2001. Our obligations under capital leases were $1.1 million on March 31, 2001 and $1.4 million on December 31, 2000, with interest rates ranging from 8.1% to 9.6% per annum. Our equipment financing loan balances were $1.7 million on March 31, 2001 and $1.8 million on December 31, 2000, with interest rates ranging from 8.4% to 9.1% per annum.  One of the equipment note payable agreements contains various nonfinancial covenants that, among other things, limit distributions and dividends to our shareholders without the prior written consent of the lender, and requires the equipment to remain unencumbered by other liens. As of March 31, 2001, we were in compliance with all covenants under the equipment note payable agreements.

             We believe that our existing cash, cash equivalents, investments on hand, existing assets, anticipated debt and expected cash flow from operations will be sufficient to fund our operations for the next 12 months. Thereafter, we may require additional sources of funds to continue to support our business. Such funds, if needed, may not be available or may not be available on terms acceptable to us.

Risk Factors

             You should carefully consider the following risks before you decide to buy shares of our common stock.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, may also adversely impact and impair our business.  If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer.  In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

             In the fourth quarter of 2000, overcapacity in the memory product market negatively impacted our average selling prices.  We expect this overcapacity to negatively impact our revenues and profitability at a minimum until mid-2001.  Declines in semiconductor prices could affect the valuation of our inventory which could harm our business. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by Industrial customers, which would favor our largest competitors and reduce the demand for our commercial memory products.

Because we depend on a small number of suppliers for IC devices, any disruption in our supply relationships could harm our ability to fulfill orders.

             We have no long-term supply contracts and are dependent on a small number of suppliers to supply integrated circuit, or IC, devices which represent approximately 95% of our component costs. Our dependence on a small number of suppliers and our lack of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Hitachi Semiconductor supplies substantially all of the IC devices used in our Flash memory products. In addition, Hitachi Semiconductor, Hyundai Electronics, NEC Electronics, Samsung Semiconductor and Toshiba currently supply a majority of the dynamic random access memory, or DRAM, IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices. In particular, if our supply relationship with Hitachi Semiconductor is disrupted or terminated, our ability to manufacture and sell our Flash products would be limited and our Flash business would be adversely affected.

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

             Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our sales. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest Industrial segment customers accounted for an aggregate of 80.5% of our Industrial revenues or 34.1% of our total revenues in the first quarter of 2001.  Our largest Industrial customer, Unisys, accounted for 33.6% of our Industrial revenues or 14.6% of our total revenues in the first quarter of 2001.  Our ten largest Commercial segment customers accounted for an aggregate of 57.9% of our Commercial revenues or 33.3% of our total revenues in the first quarter of 2001. Our largest Commercial customer, CDW Computer Centers, accounted for 29.7% of our Commercial revenues or 17.1% of our total revenues in the first quarter of 2001. Consolidation in some of our customers' industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers' products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' products.

Three of our beneficial shareholders have substantial influence over our operations and can significantly influence matters requiring shareholder approval.

             Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 80.2% of our common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

We are currently a party to two lawsuits regarding intellectual property as further described below under “Part II – Other Information – Item I - Legal Proceedings.” The outcome of litigation is inherently uncertain and we cannot predict the outcome of these lawsuits with certainty. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming. In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. In addition, if we are found to infringe valid patents of others, we may be excluded from using the infringed technology without a license, which may not be available on commercially reasonable terms, if at all.

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
•       result in patents with claims that are sufficiently broad to preclude competition;
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

             To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through Commercial segment channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. In addition, we offer some of our Commercial customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $295,000 in the first quarter of 2001.

             We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2001, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $420,000 in the first quarter of 2001.

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

We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses.

             All of our manufacturing operations are located in our facility in Santa Ana, California.  California is in the midst of an energy crisis that could disrupt our operations and increase our expenses.  In the event power reserves for the State of California fall to a critically low level, California has on some occasions implemented, and may in the future continue to implement, rolling power blackouts throughout California.   We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we may suffer as a result of any interruption in our power supply.  If blackouts interrupt our power supply, we would be temporarily unable to continue operations.  Any such interruption in our ability to continue operations would delay the manufacture and development of our products, disrupt communications with our customers and suppliers and delay product shipment.  Power interruptions could also damage our reputation and could result in lost revenue.  Any loss of power could have a material adverse effect on our business, operating results and financial condition.  Furthermore, shortages in wholesale electricity supplies have caused power prices to increase.  If electricity prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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

             The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 15.6% of our revenues in the first quarter of 2001. No single foreign country accounted for more than 10.0% of our revenues in the first quarter of 2001. For the first quarter of 2001, over 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We are currently exposed to interest rate risk on our existing equipment term loans.  Our variable rate debt consists of term loan borrowing of $1.7 million.  To date we have not utilized our floating rate debt under the revolving credit facility.

             If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $17,000.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

             Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

             Reference is made to our Annual Report on Form 10-K filed with the SEC on April 2, 2001 under the heading "Legal Proceedings" for a discussion of litigation involving the Company relating to (i) patent litigation with Dense-Pac Microsystems, Inc., (ii) technology misappropriation with Dense-Pac Microsystems, Inc. and (iii) litigation with Interactive Flight Technologies, Inc. and Avnet, Inc.

Dense-Pac Microsystems, Inc. — Patent Litigation

On February 7, 2001, the Court ruled on pending summary judgment motions in the lawsuit the Company filed in September 1998 against Dense-Pac Microsystems, Inc.  In this lawsuit filed in Federal Court in Santa Ana, Simple alleged that Dense-Pac infringed Simple’s IC Tower stacking patent, U.S. Patent No. 5,514,907.  Dense-Pac counterclaimed for infringement of its stacking patent, U.S. Patent No. 4,956,694.  Simple sought damages and an injunction against infringement of its patent by Dense-Pac.  Dense-Pac denied the infringement and asserted a defense of patent invalidity and a counterclaim against Simple alleging infringement of its stacking patent.

In the Court's summary rulings, the Court found non-infringement by Dense-Pac as to Simple’s patent and non-infringement by Simple as to Dense-Pac’s patent.  Simple has filed notice that it will appeal the adverse summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  No trial date has been set.

On February 21, 2001, Simple filed a new lawsuit against Dense-Pac in Federal Court in Santa Ana for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916 (a reissue of U.S. Patent No. 5,514,907 referenced above).  Simple is seeking damages, an injunction against further infringement, and related costs.  Dense-Pac filed its answer on March 13, 2001, denying infringement, asserting a defense of patent invalidity, and alleging technology misappropriation by Simple.  No hearings have been held on the matter to date and no trial date has been set.

Dense-Pac Microsystems, Inc. – Technology Misappropriation

On February 14, 2001, Dense-Pac dismissed their lawsuit brought against us and Mark Moshayedi.

Interactive Flight Technologies, Inc.

On December 22, 2000, all parties entered into a settlement agreement that settled all claims between them, with the exception of Avnet’s counterclaim against us.  Under the terms of the settlement and Avnet’s judgment in its favor on the counterclaim, we made a total lump-sum payment of $1,810,000 to Interactive Flight and the other parties from the $1,900,000 we had reserved for this litigation in the third quarter 2000.  On January 12, 2001, Avnet executed and we recorded a Satisfaction of Judgment between Avnet and us.  On January 22, 2001, all parties stipulated to dismiss all claims with prejudice.  On January 23, 2001, the court entered its Order of Dismissal dismissing all remaining claims between the parties.

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

             None.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             On April 5, 2001, our Board of Directors and shareholders which own a majority of our Common Stock approved a resolution by written consent approving an amendment to our Amended and Restated Articles of Incorporation to change the Company’s name to “SimpleTech, Inc.”  Our name change became effective on May 7, 2001.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC.,
a California corporation

Date:	May 11, 2001	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date:	May 11, 2001	/s/ DAN MOSES
Dan Moses
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation