Form 10-Q
period 2001-06-30
SIMPLETECH INC
filed 2001-08-14
CIK 1102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes             ☒         No

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of June 30, 2001 was 38,262,961.

SIMPLETECH, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2001

Except as otherwise noted in this report, “SimpleTech,” the “company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SimpleTech, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2001	December 31, 2000

	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$41,091	$33,747
Accounts receivable, net of allowances of $1,183 at June 30, 2001 and $972 at December 31, 2000	11,121	28,103
Inventory, net	17,281	31,052
Deferred income taxes	2,060	2,060
Other current assets	3,507	1,069

Total current assets	75,060	96,031
Furniture, fixtures and equipment, net	7,508	6,926
Deferred income taxes	329	329

Total assets	$82,897	$103,286

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$4,541	$25,950
Current maturities of long-term debt	794	761
Current maturities of capital lease obligations	562	801
Accrued and other liabilities	3,115	4,219

Total current liabilities	9,012	31,731
Long-term debt	677	1,083
Capital lease obligations	338	560

Total liabilities	10,027	33,374

Shareholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	---	---
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,262,961 shares issued and outstanding as of June 30, 2001; 37,572,667 shares issued and outstanding as of December 31, 2000	38	38
Additional paid-in capital	64,820	63,911
Unearned stock-based compensation	(38)	(63)
Retained earnings	8,050	6,026

Total shareholders' equity	72,870	69,912

Total liabilities and shareholders' equity	$82,897	$103,286

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net revenues	$36,768	$74,812	$95,483	$132,647
Cost of revenues	31,149	58,224	74,402	103,237

Gross profit	5,619	16,588	21,081	29,410

Sales and marketing	4,625	5,114	9,905	9,461
General and administrative	3,377	3,479	6,353	6,265
Research and development	1,206	994	2,263	1,512

Total operating expenses	9,208	9,587	18,521	17,238

Income (loss) from operations	(3,589)	7,001	2,560	12,172
Interest expense	54	520	117	806
Interest income	(435)	-	(914)	(1)

Income (loss) before provision (benefit) for income taxes	(3,208)	6,481	3,357	11,367
Provision (benefit) for income taxes	(1,274)	231	1,333	175

Net income (loss)	$(1,934)	$6,250	$2,024	$11,192

Pro forma data:
Income before provision for income taxes		$6,481		$11,367
Provision for income taxes		2,462		4,319

Pro forma net income		$4,019		$7,048

Net income (loss) per share (pro forma in 2000):

Basic	$(0.05)	$0.13	$0.05	$0.23

Diluted	$(0.05)	$0.12	$0.05	$0.21

Weighted average shares outstanding:
Basic	38,241	30,601	37,968	30,601

Diluted	38,241	33,077	39,377	33,361

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000

Cash flow from operating activities:
Net income	$2,024	$11,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,684	1,361
Loss on sale of furniture, fixtures and equipment	4	1
Accounts receivable provisions	1,518	1,249
Inventory excess and obsolescence expense	918	365
Deferred income taxes	-	171
Compensation related to stock options vesting	25	23
Change in operating assets and liabilities:
Accounts receivable	15,464	(2,122)
Inventory	12,853	(23,211)
Other assets	(2,438)	(8)
Accounts payable	(21,409)	4,813
Accrued and other liabilities	(1,104)	1,764

Net cash provided by (used in) operating activities	9,539	(4,402)

Cash flows from investing activities:

Purchase of furniture, fixtures and equipment	(2,437)	(1,044)
Proceeds from sale of furniture, fixtures and equipment	167	228

Net cash used in investing activities	(2,270)	(816)

Cash flows from financing activities:
Deferred offering costs	-	(937)
Borrowings under line of credit, net	-	10,796
Repayment of borrowings from banks	(373)	(341)
Payment on capital lease obligations	(461)	(456)
Repayment of loans to related parties, net	-	40
Distributions to shareholders	-	(7,640)
Proceeds from exercise of stock options	909	-

Net cash provided by financing activities	75	1,462

Net increase (decrease) in cash	7,344	(3,756)
Cash and cash equivalents at beginning of period	33,747	3,779

Cash and cash equivalents at end of period	$41,091	$23

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

             The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2001 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed with the SEC.  The December 31, 2000 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.

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

Note 3 - Net Income Per Share

             Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. For the quarter ended June 30, 2000, and the six months ended June 30, 2001 and 2000, potentially dilutive securities consisted solely of options and resulted in potential common shares of 2,475,832, 1,409,006 and 2,759,555, respectively.  No potential common shares were included in the diluted per share amount for the three months ended  June 30, 2001, as the effect would have been anti-dilutive.

             For the three and six months ended June 30, 2000, pro forma net income was computed using an effective tax rate of 38% to reflect the estimated income tax expense of the Company as if it had been subject to C corporation federal and state income taxes during the period, instead of S corporation income taxes.

Note 4 - Supplemental Balance Sheet Information

             Inventory consists of the following:

(In thousands)	June 30, 2001	December 31, 2000

Raw materials	$15,898	$24,768
Work-in-progress	361	759
Finished goods	5,447	9,652

	21,706	35,179
Reserve for excess and obsolescence	(4,425)	(4,127)

Inventory, net	$17,281	$31,052

Furniture, fixtures and equipment consist of the following:

(In thousands)	June 30, 2001	December 31, 2000

Furniture and fixtures	$298	$294
Equipment	18,806	16,769

	19,104	17,063
Accumulated depreciation	(11,596)	(10,137)

Furniture, fixtures and equipment, net	$7,508	$6,926

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

             In the Court's summary judgment rulings, the Court found non-infringement by Dense-Pac as to the Company’s patent and non-infringement by the Company as to Dense-Pac’s patent.  The Company has appealed the adverse summary judgment ruling to U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  Dense-Pac has not appealed the Court’s ruling that the Company did not infringe the Dense-Pac patent, and that ruling is now final.

             On February 21, 2001, the Company filed a new lawsuit against Dense-Pac in Federal Court in Santa Ana for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916 (a reissue of U.S. Patent No. 5,514,907 referenced above).  The Company is seeking damages, an injunction against further infringement, and related costs.  Dense-Pac filed its answer on March 13, 2001, denying infringement, asserting a defense of patent invalidity, and alleging technology misappropriation by the Company.  Trial has been set for October 22, 2002.

Note 6 – Segment Information:

             The Company designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications.  The Company provides technology solutions for two reportable operating segments, Industrial (formerly termed Original Equipment Manufacturer or OEM) and Commercial (formerly termed Aftermarket), based on DRAM, SRAM and Flash memory technologies.

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

             Summarized financial information regarding the Company’s reportable segments is shown in the following table:

(in thousands)	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated

Net revenues	$7,738	$29,030	$36,768	$28,662	$46,150	$74,812
Cost of revenues	5,938	25,211	31,149	20,594	37,630	58,224

Gross profit	$1,800	$3,819	$5,619	$8,068	$8,520	$16,588

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated

Net revenues	$32,625	$62,858	$95,483	$47,690	$84,957	$132,647
Cost of revenues	21,686	52,716	74,402	34,155	69,082	103,237

Gross profit	$10,939	$10,142	$21,081	$13,535	$15,875	$29,410

             For the three and six months ended June 30, 2001 and 2000, international sales comprised 17.2%, 16.2%, 16.4% and 16.0% (unaudited), of the Company’s revenues, respectively.  During these periods, no single foreign country accounted for more than 10.0% of total revenues.  All international sales during these periods were shipped domestically to the Company’s foreign customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

             Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Report on Form 10-K, our prospectus on Form S-1 declared effective on September 28, 2000 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.

             The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Overview

             Incorporated in 1990, SimpleTech designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications.  Our memory and storage products are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. In addition, we offer a line of high-desity memory products using our three-dimensional IC Tower stacking technology that allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint.

             As a result of increased demand for consumer electronics and high-desity memory products used in Internet infrastructure and embedded applications, the percentage of our revenues derived from the sale of Flash memory and IC Tower stacking products increased from 20.8% in 1999 to 40.2% in 2000. For the first six months of 2001, our highest profit margin products were our IC Tower stacking products.

             We provide technology solutions for two operating segments, Industrial (formerly termed Original Equipment Manufacturer, or OEM) and commercial (formerly termed Aftermarket). We do not allocate operating expenses, interest or income taxes to operating segments.  Due to the similarity of products manufactured for our customers within each operating segment, we do not maintain separate records to identify assets by operating segment.

             From 1999 to 2000, combined Industrial and Commercial operating segment revenues grew 60.1% primarily due to increased Flash memory and IC Tower stacking product sales. Industrial customer revenues grew 190.7% from 1999 to 2000 due to strong growth in sales of Flash drives and IC Tower stacking products to Industrial customers in the networking and communication industries. From 1999 to 2000, Commercial revenues increased 14.8% primarily due to expanded sales to retail customers.

             Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 65.6% of our total revenues in the first six months of 2001 and 55.8% of our total revenues in 2000. Our ten largest Industrial customers accounted for an aggregate of 72.6% of our Industrial segment revenues or 24.8% of our total revenues in the first six months of 2001 and 81.3% of our Industrial segment revenues or 37.4% of our total revenues in 2000. Our largest Industrial customer in the first six months of 2001, Unisys, accounted for 34.6% of our Industrial revenues or 11.8% of our total revenues.  Our largest Industrial customer in 2000, Cisco Systems, accounted for 31.8% of our Industrial revenues or 14.6% of our total revenues. In early 2001, we experienced numerous order pushouts and cancellations by our Industrial customers in the networking and communications industries due to softening macro-economic conditions, declining semiconductor prices and a build up of customer inventory. Our ten largest Commercial customers accounted for an aggregate of 59.1% of our Commercial revenues or 38.9% of our total revenues in the first six months of 2001 and an aggregate of 50.5% of our Commercial revenues or 27.3% of our total revenues in 2000. Our largest Commercial customer, CDW Computer Centers, accounted for 29.2% of our Commercial revenues or 19.2% of our total revenues in the first six months of 2001 and 31.2% of our Commercial revenues or 16.8% of our total revenues in 2000. Other than Unisys in the first six months of 2001, Cisco Systems in 2000 and CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in the first six months of 2001 or 2000. The composition of our major customer base changes from quarter to quarter as market conditions fluctuate and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' businesses.

             International sales of our products constituted 16.2% of our revenues for the first six months of 2001 and 13.4% of our revenues in 2000. No single foreign country accounted for more than 10.0% of our revenues in the first six months of 2001 or 2000. During the first six months of 2001 and 2000, over 95.0% of our international sales were denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction of sales in a particular country. In addition, we purchase substantially all of the IC devices used in our products from local distributors of Japanese, Korean and Taiwanese suppliers. Although our purchases of IC devices are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC devices. Our international sales also could be adversely affected by risks including regulatory risks, tariffs and other trade barriers.

             In the past we have been impacted by seasonal purchasing patterns resulting in higher sales in the third and fourth quarters of each calendar year. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, if revenues are lower than expected in any given period, our results of operations could be harmed.

             Substantially all of our revenues are recognized at the time of shipment. A majority of our sales through Commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $918,000 in the first six months of 2001 and $2.9 million in 2000.  The majority of our inventory write-downs in 2000 occurred in the fourth quarter due to rapidly declining IC device component prices.  In addition, we offer some of our Commercial customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $931,000 in the first six months of 2001 and $557,000 in 2000. Price protection charges increased in the first six months of 2001 primarily due to increased component price volatility.

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

Results of Operations - Comparison of the second quarter of 2001 to the second quarter of 2000

             Net Revenues.  Our revenues were $36.8 million in the second quarter of 2001 compared to $74.8 million in the same period in 2000.  Sales of Flash and IC Tower stacking products accounted for 29.9% of our revenues in the second quarter of 2001, compared to 35.1% in the same period in 2000.  Revenue declined primarily due to a unit volume decrease of 10% and a decrease in average sales price from $108 in the second quarter of 2000 to $59 in the second quarter of 2001.  The decrease in our average sales price resulted from significant declines in DRAM and Flash component prices from late 2000 through the second quarter of 2001. Unit shipments of our standard memory products increased 9.1%, which partially offset decreases of 4.5% for Flash products, 81.0% for IC Tower stacking products and 58.8% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products. The decline in product shipments resulted primarily from a build-up of excess inventory by our Industrial customers prior to the second quarter of 2001.  The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

             Our Industrial segment revenues declined 73.2% from $28.7 million in the second quarter of 2000 to $7.7 million in the second quarter of 2001. The decrease in revenue resulted from a 63.1% reduction in unit volume and a reduction in sales price from $174 in the second quarter of 2000 to $128 in the second quarter of 2001. Our Commercial segment revenues declined 37.2% from $46.2 million in the second quarter of 2000 to $29.0 million in the second quarter of 2001. Commercial revenues declined due to a decrease in average sales price from $87 in the second quarter of 2000 to $52 in the second quarter of 2001, offset by an increase in unit volume of 5.8%. This decrease in average sales price for both our Industrial and Commercial segments resulted from significant declines in DRAM and Flash component prices from late 2000 through the second quarter of 2001.

             Our combined backlog was $7.8 million as of June 30, 2001, consisting of $6.9 million for the Industrial segment and $900,000 for the Commercial segment.  Our combined backlog was $22.4 million as of December 31, 2000, consisting of $21.4 million for the Industrial segment and $1.0 million for the Commercial segment.  The decrease in Industrial segment backlog from December 31, 2000 to June 30, 2001 was primarily due to the push out and cancellation of orders by our Industrial customers in the networking and communication industries as a result of a global economic slowdown and a build-up of their inventory levels.  Commercial segment backlog is typically nominal since substantially all commercial customer orders are filled on a same–day or next–day basis. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

             Gross Profit.  Our gross profit was $5.6 million in the second quarter of 2001, compared to $16.6 million in the same period in 2000. Gross profit declined due to the overall decrease in revenues and an inventory write-down of approximately $900,000 during the quarter.  Gross profit as a percentage of revenues was 15.2% in the second quarter of 2001, compared to 22.2% in the same period in 2000. Gross profit for our Industrial segment as a percentage of revenues was 23.3% in the second quarter of 2001, compared to 28.2% in the second quarter of 2000. Gross profit as a percentage of revenues for our Commercial segment decreased from 18.5% in the second quarter of 2000 to 13.2% in the second quarter of 2001.  The decrease in gross profit as a percentage of revenues resulted primarily from relatively flat fixed production expenses versus reduced revenues and the inventory write-down recorded during the second quarter of 2001.

             Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers' representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.6 million in the second quarter of 2001, compared to $5.1 million in the same period in 2000. Sales and marketing expenses decreased over this period primarily due to a decrease in commission expense.  Sales and marketing expenses as a percentage of revenues were 12.5% in the second quarter of 2001, compared to 6.8% in the same period in 2000. The increase in sales and marketing expenses as a percentage of revenues resulted primarily from reduced revenues.

             General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.4 million in the second quarter of 2001, compared to $3.5 million in the same period in 2000. General and administrative expenses as a percentage of revenues were 9.2% in the second quarter of 2001, compared to 4.7% in the same period in 2000. The increase in general and administrative expenses as a percentage of revenues resulted primarily from reduced revenues.

             Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.2 million in the second quarter of 2001, compared to $1.0 million in the same period in 2000. Research and development expenses as a percentage of revenues were 3.3% in the second quarter of 2001, compared to 1.3% in the same period in 2000. The increase in research and development expenses as a percentage of revenues resulted primarily from reduced revenues.

             Interest Expense and Income. Interest expense is comprised of interest related to our line of credit and equipment financing. Interest expense was $54,000 in the second quarter of 2001, compared to $520,000 in the same period in 2000. The decrease in interest expense in the second quarter of 2001 resulted from the pay down of our line of credit to zero in October 2000.The increase in interest income was $435,000 in the second quarter of 2001, compared to $0 in the same period in 2000.  The increase in interest income resulted from the investment of cash received in October 2000 from our initial public offering.

             Pro Forma Provision for Income Taxes. From formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, our shareholders, rather than SimpleTech, were subject to federal income taxes on their respective share of our taxable income. We also had elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at our level of 1.5%. On September 26, 2000, we terminated our Subchapter S election. Subsequent to the termination, we are required to pay federal and state corporate-level income taxes.

             Net loss was $1.9 million in the second quarter of 2001.  Assuming the termination of our S corporation status, pro forma net income would have been $4.0 million in the second quarter of 2000.

Results of Operations - Comparison of the first six months of 2001 to the first six months of 2000

             Net Revenues.  Our revenues were $95.5 million in the first six months of 2001, compared to $132.6 million in the same period in 2000.  Sales of Flash and IC Tower stacking products accounted for 34.7% of our revenues in the first six months of 2001, compared to 33.2% in the same period in 2000.  Revenues decreased due to a decline in average sales price from $108 in the first six months of 2000 to $74 in the first six months of 2001, which was partially offset by a 4% unit volume increase.  The decrease in our average sales price resulted from significant declines in DRAM and Flash component prices from late 2000 through the second quarter of 2001.  We experienced unit volume increases of 12.6% for standard memory products and 9.6% for Flash products, partially offset by decreases of 44.6% for IC Tower stacking products and 25.1% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products. The mix of products sold varies from period to period and may vary in the future, affecting our overall average sales prices and gross margins.

             Our Industrial segment revenues decreased 31.6% from $47.7 million in the first six months of 2000 to $32.6 million in the first six months of 2001. Industrial segment unit volume decreased 34.7% during the period, and Industrial segment average sales price increased from $169 in the first six months of 2000 to $177 in the first six months of 2001. The decline in product shipments resulted primarily from a build-up of excess inventory by our Industrial customers in the second half of 2000. Our Commercial segment revenues declined 26.0% from $85.0 million in the first six months of 2000 to $62.9 million in the first six months of 2001. Commercial revenues declined due to a reduction in average sales price from $90 in the first six months of 2000 to $57 in the first six months of 2001, offset by an increase in unit volume of 16.1%. The decrease in average sales price for our Commercial segment revenues resulted from significant declines in DRAM and Flash component prices from late 2000 through the second quarter of 2001.

             Gross Profit.  Our gross profit was $21.1 million in the first six months of 2001, compared to $29.4 million in the same period in 2000. Gross profit as a percentage of revenues was relatively flat at 22.1% for the first six months of 2001, compared to 22.2% in the same period in 2000. Gross profit for our Industrial segment as a percentage of revenues was 33.5% in the first six months of 2001, compared to 28.4% in the same period in 2000.  This increase in gross profit resulted from a positive product mix shift.  Gross profit as a percentage of revenues for our Commercial segment decreased from 18.7% in the first six months of 2000 to 16.1% in the first six months of 2001. The decrease in gross profit as a percentage of revenues resulted primarily from relatively flat fixed production expenses versus reduced revenues and an inventory write-down of approximately $900,000 recorded during the period.

             Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers' representatives, shipping costs and marketing programs. Sales and marketing expenses were relatively flat during this period at $9.9 million in the first six months of 2001, compared to $9.5 million in the same period in 2000. Sales and marketing expenses as a percentage of revenues were 10.4% in the first six months of 2001, compared to 7.2% in the same period in 2000. The increase in sales and marketing expenses as a percentage of revenues resulted primarily from reduced revenues.

             General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were relatively flat at $6.4 million in the first six months of 2001, compared to $6.3 million in the same period in 2000. General and administrative expenses as a percentage of revenues were 6.7% in the first six months of 2001, compared to 4.8% in the same period in 2000. The increase in general and administrative expenses as a percentage of revenues resulted primarily from reduced revenues.

             Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.3 million in the first six months of 2001, compared to $1.5 million in the same period in 2000. The increase in research and development expenses resulted from increased personnel costs related to the expansion of our engineering staff. Research and development expenses as a percentage of revenues were 2.4% in the first six months of 2001, compared to 1.1% in the same period in 2000. The increase in research and development expenses as a percentage of revenues resulted from the expansion of our engineering staff and reduced revenues.

             Interest Expense and Income.  Interest expense is comprised of interest related to our line of credit and equipment financing. Interest expense was $117,000 in the first six months of 2001, compared to $806,000 in the same period in 2000. The decrease in interest expense in the first six months of 2001 resulted from the pay down of our line of credit to zero in October 2000.  Interest income was $914,000 in the first six months of 2001, compared to $1,000 in the same period in 2000. The increase in interest income resulted from the investment of cash received in October 2000 from our initial public offering.

             Pro Forma Provision for Income Taxes. From formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, our shareholders, rather than SimpleTech, were subject to federal income taxes on their respective share of our taxable income. We also had elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at our level of 1.5%. On September 26, 2000, we terminated our Subchapter S election. Subsequent to the termination, we are required to pay federal and state corporate-level income taxes.

             Net income was $2.0 million in the first six months of 2001.  Assuming the termination of our S corporation status, pro forma net income would have been $7.0 million in the first six months of 2000.

             Liquidity and Capital Resources

             As of June 30, 2001, we had working capital of $66.0 million including $41.1 million of cash and cash equivalents. As of December 31, 2000, we had working capital of $64.3 million including $33.7 million of cash and cash equivalents.  In addition, we had unused availability of $27.5 million at June 30, 2001 and December 31, 2000 under our line of credit with Comerica Bank.  We had no outstanding principal balance under our line of credit at June 30, 2001 and December 31, 2000.  There is no unused line fee under our line of credit agreement with Comerica Bank.  As a result of our initial public offering on September 29, 2000, Comerica Bank has the option to reduce our available line of credit to a range between $15.0 million to $20.0 million as determined in their sole and absolute discretion.

             Net cash provided by operating activities was $9.5 million in the first six months of 2001. Net cash provided by operating activities in the first six months of 2001 resulted primarily from net income of $2.0 million, a decrease in accounts receivable of $15.5 million and a decrease in inventory of $12.9 million, offset by a decrease in accounts payable of $21.4 million.  Accounts receivable, inventory and accounts payable levels decreased due to reduced revenues.

             Net cash used in investing activities was $2.3 million in the first six months of 2001, attributable primarily to purchases of furniture, fixtures and equipment.  We expect to spend approximately $2.0-4.0 million during the next 12 months, primarily for the purchase of manufacturing, testing and engineering equipment.

             Net cash provided by financing activities totaled $75,000 in the first six months of 2001.  Net cash provided by financing activities in the first six months of 2001 resulted from the receipt of $909,000 in proceeds from the exercise of stock options, offset by $834,000 in payments related to equipment loans and capital lease obligations.

             We have several capital leases and loans to finance manufacturing and testing equipment, including leases and loans with companies affiliated with our executive officers and directors as described under "Certain Relationships and Related Transactions-MDC Land Corporation and MDC Land LLC" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC. Our obligations under capital leases were $900,000 on June 30, 2001 and $1.4 million on December 31, 2000, with interest rates ranging from 8.1% to 9.6% per annum. Our equipment financing loan balances were $1.5 million on June 30, 2001 and $1.8 million on December 31, 2000, with interest rates ranging from 8.4% to 9.1% per annum.  One of the equipment note payable agreements contains various nonfinancial covenants that, among other things, limit distributions and dividends to our shareholders without the prior written consent of the lender, and requires the equipment to remain unencumbered by other liens. As of June 30, 2001, we were in compliance with all covenants under the equipment note payable agreements.

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

             In the past nine months, overcapacity in the memory product market has negatively impacted our average selling prices.  We expect this overcapacity to negatively impact our revenues and profitability at a minimum until the end of 2001.  Declines in semiconductor prices could affect the valuation of our inventory, which could harm our business. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by Industrial customers, which would favor our largest competitors and reduce the demand for our commercial memory products.

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

             We have no long-term DRAM supply contracts and are dependent on a small number of suppliers to supply DRAM devices, which represent approximately 95% of the component costs of our DRAM memory products. Our dependence on a small number of suppliers and our lack of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Elpida, Hyundai Electronics, Micron and Samsung Semiconductor currently supply a majority of the dynamic random access memory, or DRAM, IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices.

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

             Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our sales. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest Industrial segment customers accounted for an aggregate of 75.3% of our Industrial revenues or 15.8% of our total revenues in the second quarter of 2001 and an aggregate of 72.6% of our Industrial revenues or 24.8% of our total revenues in the first six months of 2001.  Our largest Industrial customer, Unisys, accounted for 37.8% of our Industrial revenues or 8.0% of our total revenues in the second quarter of 2001 and 34.6% of our Industrial revenues or 11.8% of our total revenues in the first six months of 2001. No other Industrial segment customer accounted for more than 10.0% of our revenues in the second quarter and first six months of 2001. Our ten largest Commercial segment customers accounted for an aggregate of 61.1% of our Commercial revenues or 48.3% of our total revenues in the second quarter of 2001 and an aggregate of 59.1% of our Commercial revenues or 38.9% of our total revenues in the first six months of 2001. Our largest Commercial customer, CDW Computer Centers, accounted for 28.6% of our Commercial revenues or 22.6% of our total revenues in the second quarter of 2001 and 29.2% of our Commercial revenues or 19.2% of our total revenues in the first six months of 2001. No other Commercial segment customer accounted for more than 10.0% of our revenues in the second quarter and first six months of 2001. Consolidation in some of our customers' industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers' products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' products.

Three of our beneficial shareholders have substantial influence over our operations and can significantly influence matters requiring shareholder approval.

             Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 80.0% of our common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

             To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through Commercial segment channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. The inventory write-down for the first six months of 2001 was $918,000.  In addition, we offer some of our Commercial customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $931,000 in the first six months of 2001.

             We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2001, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $792,000 in the first six months of 2001.

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

             The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 17.2% in the second quarter of 2001 and 16.2% in the first six months of 2001. No single foreign country accounted for more than 10.0% of our revenues in the second quarter or first six months of 2001. For the second quarter and first six months of 2001, over 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             We are currently exposed to interest rate risk on our existing equipment term loans.  Our variable rate debt consists of term loan borrowing of $1.5 million.  To date we have not utilized our floating rate debt under the revolving credit facility.

             If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $15,000.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

             Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

             Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC under the heading "Legal Proceedings" for a discussion of litigation involving the Company relating to patent litigation with Dense-Pac Microsystems, Inc.

Dense-Pac Microsystems, Inc. — Patent Litigation

             On February 7, 2001, the Court ruled on pending summary judgment motions in the lawsuit the Company filed in September 1998 against Dense-Pac Microsystems, Inc.  In this lawsuit filed in Federal Court in Santa Ana, SimpleTech  alleged that Dense-Pac infringed SimpleTech’s IC Tower stacking patent, U.S. Patent No. 5,514,907.  Dense-Pac counterclaimed for infringement of its stacking patent, U.S. Patent No. 4,956,694.  SimpleTech sought damages and an injunction against infringement of its patent by Dense-Pac.  Dense-Pac denied the infringement and asserted a defense of patent invalidity and a counterclaim against SimpleTech alleging infringement of its stacking patent.

             In the Court's summary judgement rulings, the Court found non-infringement by Dense-Pac as to SimpleTech's patent and non-infringement by SimpleTech as to Dense-Pac’s patent.  Simple Tech has appealed the adverse summary judgement ruling to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  Dense-Pac has not appealed the Court’s ruling that SimpleTech did not infringe the Dense-Pac patent, and that ruling is now final.

             On February 21, 2001, SimpleTech filed a new lawsuit against Dense-Pac in Federal Court in Santa Ana for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916 (a reissue of U.S. Patent No. 5,514,907 referenced above).  SimpleTech is seeking damages, an injunction against further infringement, and related costs.  Dense-Pac filed its answer on March 13, 2001, denying infringement, asserting a defense of patent invalidity, and alleging technology misappropriation by SimpleTech. Trial has been set for October 22, 2002.

Item 2.  Changes in Securities and Use of Proceeds

             None.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             In April 2001, holders of the requisite majority of the then outstanding shares of Common Stock of the Company approved a resolution by written consent to amend the Company’s Amended and Restated Articles of Incorporation to change its name from “Simple Technology, Inc.” to “SimpleTech, Inc.”

             SimpleTech held its Annual Meeting of shareholder for 2001 as further discussed below:

(a)	SimpleTech’s Annual Meeting of Shareholders was held on June 26, 2001 in Irvine, California.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	At the Annual Meeting, Simple Tech's stockholders elected Manouch Moshayedi, Mike Moshayedi, Mark Moshayedi, Dan Moses, Mark R. Hollinger, F. Michael Ball and Thomas A. Beaver as directors, and ratified the appointment of PricewaterhouseCoopers LLP as independent accounts of the Company for the fiscal year ending December 31, 2001. Set forth below are the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter (there were no broker non-votes).

1.	Election of Directors:

Nominee	For	Against	Withheld
Manouch Moshayedi	37,705,106	0	554,934
Mike Moshayedi	37,705,106	0	554,934
Mark Moshayedi	37,705,106	0	554,934
Dan Moses	37,705,106	0	554,934
Mark R. Hollinger	37,705,106	0	554,934
F. Michael Ball	37,705,106	0	554,934
Thomas A. Beaver	37,705,106	0	554,934

2.	Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2001:

For:	37,705,106
Against:	0
Abstain:	554,934

(d)	Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC.,
a California corporation

Date: August 13, 2001	/s/ MANOUCH MOSHAYEDI

Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date: August 13, 2001	/s/ DAN MOSES

Dan Moses
Chief Financial Officer (Principal Financial and Accounting Officer) and Director