Form 10-Q
period 2001-09-30
SIMPLETECH INC
filed 2001-11-13
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

 or

☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-31623

SIMPLETECH, INC.

(Exact name of Registrant as specified in its charter)

CALIFORNIA	33-0399154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Daimler Street
Santa Ana, CA	92705-5812
(Address of principal executive offices)	(Zip Code)

(949) 476-1180

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒            No           ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of September 30, 2001 was 38,254,198.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2001	2000
ASSETS:
Current Assets:
Cash and cash equivalents	$45,786	$33,747
Accounts receivable, net of allowances of $1,040 at September 30, 2001 and $972 at December 31, 2000	13,312	28,103
Inventory, net	8,595	31,052
Deferred income taxes	2,060	2,060
Other current assets	3,971	1,069
Total current assets	73,724	96,031
Furniture, fixtures and equipment, net	8,642	6,926
Deferred income taxes	329	329
Total assets	$82,695	$103,286

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$5,871	$25,950
Current maturities of long-term debt	811	761
Current maturities of capital lease obligations	487	801
Accrued and other liabilities	2,755	4,219
Total current liabilities	9,924	31,731
Long-term debt	468	1,083
Capital lease obligations	227	560
Total liabilities	10,619	33,374

Shareholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	---	---
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,254,198 shares issued and outstanding as of September 30, 2001; 37,572,667 shares issued and outstanding as of December 31, 2000	38	38
Additional paid-in capital	64,857	63,911
Unearned stock-based compensation	(26)	(63)
Retained earnings	7,207	6,026
Total shareholders' equity	72,076	69,912
Total liabilities and shareholders' equity	$82,695	$103,286

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

Net revenues	$33,177	$84,709	$128,660	$217,356
Cost of revenues	27,526	66,409	101,928	169,646
Gross profit	5,651	18,300	26,732	47,710
Sales and marketing	4,057	5,312	13,962	14,773
General and administrative	2,354	2,394	8,707	8,659
Research and development	984	1,069	3,247	2,582
Non-recurring expense	-	1,885	-	1,885
Total operating expenses	7,395	10,660	25,916	27,899
Income (loss) from operations	(1,744)	7,640	816	19,811
Interest expense	46	666	163	1,471
Interest income	(392)	(1)	(1,306)	(1)
Income (loss) before provision (benefit) for income taxes	(1,398)	6,975	1,959	18,341
Provision (benefit) for income taxes	(555)	(1,251)	778	(1,076)
Net income (loss)	$(843)	$8,226	$1,181	$19,417

Pro forma data:
Income before provision for income taxes		$6,975		$18,341
Provision for income taxes		2,651		6,970
Pro forma net income		$4,324		$11,371

Net income (loss) per share (pro forma in 2000):
Basic	$(0.02)	$0.14	$0.03	$0.37
Diluted	$(0.02)	$0.13	$0.03	$0.34

Weighted average shares outstanding:
Basic	38,302	30,759	38,080	30,654
Diluted	38,302	33,768	39,462	33,531

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months
	Ended September 30,
	2001	2000

Cash flow from operating activities:
Net income	$1,181	$19,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,614	2,106
Loss on sale of furniture, fixtures and equipment	11	1
Accounts receivable provision	1,945	675
Inventory excess and obsolescence expense	1,898	715
Deferred income taxes	-	(1,354)
Compensation related to stock options vesting	37	67
Foreign currency translation adjustment	-	97
Change in operating assets and liabilities:
Accounts receivable	12,846	(6,295)
Inventory	20,559	(23,953)
Other assets	(2,902)	(383)
Accounts payable	(20,079)	8,009
Accrued and other liabilities	(1,464)	3,071
Net cash provided by operating activities	16,646	2,173

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(4,589)	(1,725)
Proceeds from sale of furniture, fixtures and equipment	248	228
Net cash used in investing activities	(4,341)	(1,497)

Cash flows from financing activities:
Deferred offering costs	-	(1,615)
Borrowings under line of credit, net	-	7,605
Repayment of borrowings from banks	(565)	(517)
Payment on capital lease obligations	(647)	(693)
Repayment of loans to related parties, net	-	40
Distributions to shareholders	-	(9,891)
Stock repurchase	(94)	-
Proceeds from exercise of stock options	1,040	672
Net cash used in financing activities	(266)	(4,399)

Net increase (decrease) in cash	12,039	(3,723)
Cash and cash equivalents at beginning of period	33,747	3,779
Cash and cash equivalents at end of period	$45,786	$56

Supplemental Schedule of noncash activities:
Issuance of common stock for IPO proceeds receivable	$-	$65,104
Declaration of dividend payable	$-	$25,148

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

                The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2001, the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K filed with the SEC.  The December 31, 2000 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.  The results for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.

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

Note 3 - Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. For the quarter ended September 30, 2000, and the nine months ended September 30, 2001 and 2000, potentially dilutive securities consisted solely of options and resulted in potential common shares of 3,009,091, 1,382,077 and 2,876,496, respectively.  No potential common shares were included in the diluted per share amount for the three months ended September 30, 2001, as the effect would have been anti-dilutive due to the net loss.

For the three and nine months ended September 30, 2000, pro forma net income was computed using an effective tax rate of 38% to reflect the estimated income tax expense of the Company as if it had been subject to C corporation federal and state income taxes for the period, instead of S corporation income taxes.

Note 4 - Supplemental Balance Sheet Information

                Inventory consists of the following:

(In thousands)	September 30, 2001	December 31, 2000

Raw materials	$6,101	$24,768
Work-in-progress	407	759
Finished goods	5,249	9,652
	11,757	35,179
Reserve for excess and obsolescence	(3,162)	(4,127)

Inventory, net	$8,595	$31,052

                Furniture, fixtures and equipment consist of the following:

(In thousands)	September 30, 2001	December 31, 2000

Furniture and fixtures	$299	$294
Equipment	20,883	16,769
	21,182	17,063
Accumulated depreciation	(12,540)	(10,137)

Furniture, fixtures and equipment, net	$8,642	$6,926

Note 5 – DPAC Technologies, Inc. Litigation

On February 7, 2001, the Court ruled on pending summary judgment motions in the lawsuit the Company filed in September 1998 against DPAC Technologies, Inc, formerly Dense-Pac Microsystems, Inc.  In this lawsuit filed in Federal Court in Santa Ana, the Company alleged that DPAC Technologies infringed the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. DPAC Technologies counterclaimed for infringement of its stacking patent, U.S. Patent No. 4,956,694. The Company sought damages and an injunction against infringement of its patent by DPAC Technologies. DPAC Technologies denied the infringement and asserted a defense of patent invalidity and a counterclaim against the Company alleging infringement of its stacking patent.

In the Court's summary judgment rulings, the Court found non-infringement by DPAC Technologies as to the Company’s patent and non-infringement by the Company as to DPAC Technologies’ patent.  The Company has appealed the adverse summary judgment ruling to U.S. Court of Appeals for the Federal Circuit in Washington, D.C. DPAC Technologies has not appealed the Court’s ruling that the Company did not infringe the DPAC Technologies patent, and that ruling is now final.

On February 21, 2001, the Company filed a new lawsuit against DPAC Technologies in Federal Court in Santa Ana for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916 (a reissue of U.S. Patent No. 5,514,907 referenced above).  The Company is seeking damages, an injunction against further infringement, and related costs. DPAC Technologies filed its answer on March 13, 2001, denying infringement, asserting a defense of patent invalidity, and alleging technology misappropriation by the Company.  Trial has been set for October 22, 2002.

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

                Summarized financial information regarding the Company’s reportable segments is shown in the following table:

(in thousands)	Three Months Ended			Three Months Ended
	September 30, 2001			September 30, 2000
	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$9,561	$23,616	$33,177	$41,817	$42,892	$84,709
Cost of revenues	8,559	18,967	27,526	31,492	34,917	66,409
Gross profit	$1,002	$4,649	$5,651	$10,325	$7,975	$18,300

	Nine Months Ended			Nine Months Ended

September 30, 2001
				September 30, 2000
	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$42,186	$86,474	$128,660	$89,507	$127,849	$217,356
Cost of revenues	30,245	71,683	101,928	65,646	104,000	169,646
Gross profit	$11,941	$14,791	$26,732	$23,861	$23,849	$47,710

                For the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, international sales comprised 15.5%, 11.7%, 16.0% and 14.3% of the Company’s revenues, respectively.  During these periods, no single foreign country accounted for more than 10.0% of total revenues.  All international sales during these periods were shipped domestically to the Company’s foreign customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar information in filings with the Securities and Exchange Commission made from time to time, including, but not limited to, other quarterly reports on Form 10-Q and our Annual Report on Form 10-K, discuss some of the important risk factors that may affect our business, results of operations and financial condition.

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Overview

Incorporated in 1990, SimpleTech designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications.  Our memory and storage products are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. In addition, we offer a line of high-density memory products using our three-dimensional IC Tower stacking technology that allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint.

We provide technology solutions for two operating segments, Industrial (formerly termed Original Equipment Manufacturer or OEM) and Commercial (formerly termed Aftermarket).  We sell our products to Commercial customers through our value added reseller (VAR), mail order and retail channels. We do not allocate operating expenses, interest or income taxes to operating segments.  Due to the similarity of products manufactured for our customers within each operating segment, we do not maintain separate records to identify assets by operating segment.

                From 1999 to 2000, combined Industrial and Commercial operating segment revenues grew 60.1% due primarily to increased Flash memory and IC Tower stacking product sales. Industrial customer revenues grew 190.7% from 1999 to 2000 due to strong growth in sales of Flash drives and IC Tower stacking products to Industrial customers in the networking and communication industries. Retail channel revenues increased 70.5% due to increased focus on this sales channel and an increase in demand for Flash cards used in consumer applications. During 1999, we aggressively expanded our presence in the VAR channel, experienced rapid growth in sales through the mail order channel and penetrated the retail channel with customers such as Best Buy and Costco Wholesale.

                Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 57.2% of our total revenues in the first nine months of 2001 and 53.9% of our total revenues in the first nine months of 2000. Our ten largest Industrial customers accounted for an aggregate of 73.8% of our Industrial revenues or 24.2% of our total revenues in the first nine months of 2001 and 79.7% of our Industrial revenues or 32.8% of our total revenues in the first nine months of 2000. Our largest Industrial customer in the first nine months of 2001, Unisys, accounted for 40.5% of our Industrial revenues or 13.3% of our total revenues.  Our largest Industrial customer in the first nine months of 2000, Cisco Systems, accounted for 24.3% of our Industrial revenues or 10.0% of our total revenues.  Our ten largest Commercial customers accounted for an aggregate of 61.3% of our Commercial revenues or 41.2% of our total revenues in the first nine months of 2001 and 51.4% of our Commercial revenues or 30.2% of our total revenues in the first nine months of 2000.  Our largest Commercial customer, CDW Computer Centers, accounted for 29.2% of our Commercial revenues or 19.6% of our total revenues in the first nine months of 2001 and 31.4% of our Commercial revenues or 18.5% of our total revenues in the first nine months of 2000. Other than Unisys, Cisco Systems and CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in the first nine months of 2001 or 2000. The composition of our major customer base changes from quarter to quarter as market conditions fluctuate and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' business.

                International sales of our products constituted 16.0% of our revenues for first nine months of 2001 and 14.3% of our revenues in the first nine months of 2000. No single foreign country accounted for more than 10.0% of our revenues in the first nine months of 2001 or 2000. During the first nine months of 2001 and 2000, over 95.0% of our international sales were denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction of sales in a particular country. In addition, we purchase substantially all of the integrated circuit (IC) components used in our products from local distributors of Japanese, Korean and Taiwanese suppliers. Although our purchases of IC components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC components. Our international sales also could be adversely affected by risks including regulatory risks, tariffs and other trade barriers.

                In the past we have been impacted by seasonal purchasing patterns resulting in higher sales in the third and fourth quarters of each calendar year. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, if revenues are lower than expected in any given period, our results of operations could be harmed.

                Substantially all of our revenues are recognized at the time of shipment. A majority of our sales through Commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $1.9 million for the first nine months of 2001 and $715,000 in the first nine months of 2000.  The increase in inventory write-downs resulted from significant declines in the price of DRAM and Flash components from the fourth quarter of 2000 through the third quarter of 2001.  In addition, we offer some of our Commercial customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $1.3 million in the first nine months of 2001 and $413,000 in the first nine months of 2000. Price protection charges increased in the first nine months of 2001 due primarily to increased component price volatility and an expansion of retail sales, which are subject to price protection charges.

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

Results of Operations - Comparison of the third quarter of 2001 to the third quarter of 2000

                Net Revenues.  Our revenues were $33.2 million in the third quarter of 2001 compared to $84.7 million in the same period in 2000.  Sales of Flash and IC Tower stacking products accounted for 29.0% of total revenues in the third quarter of 2001, compared to 43.7% in the same period in 2000.  This decline resulted from a decreased concentration of Industrial segment revenues, which are typically comprised of a significantly higher mix of Flash and IC Tower stacking products.  Industrial segment revenues declined from 49.4% of total revenues in the third quarter of 2000 to 28.8% of total revenue in the third quarter of 2001.  Total revenues declined due primarily to a decrease in average sales price from $146 in the third quarter of 2000 to $50 in the third quarter of 2001, partially offset by an increase in unit volume of 15.1%.  The decrease in our average sales price resulted from significant declines in DRAM and Flash component prices from late 2000 through the third quarter of 2001. We experienced unit volume increases of 71.1% for standard memory products and 7.7% for Flash products, offset partially by unit volume decreases of 89.4% for IC Tower stacking products and 77.3% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products. The increase in unit shipments resulted primarily from the expansion of our retail channel market share.  We have approximately doubled our retail store presence in the past year.  The mix of products sold and sales channels varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

                Our Industrial segment revenues declined 77.0% from $41.8 million in the third quarter of 2000 to $9.6 million in the third quarter of 2001. The decrease in revenues resulted primarily from a 76.9% reduction in unit volume.  Our Commercial segment revenues declined 45.0% from $42.9 million in the third quarter of 2000 to $23.6 million in the third quarter of 2001. Commercial revenues declined primarily due to a decrease in average sales price from $107 in the third quarter of 2000 to $38 in the third quarter of 2001, partially offset by an increase in unit volume of 56.7%.  The decrease in average sales price for both our Industrial and Commercial segments resulted from significant declines in DRAM and Flash component prices from late 2000 through the third quarter of 2001.  In the third quarter of 2001, Commercial segment revenues were also negatively impacted by the September 11, 2001 terrorist attacks on the United States.  The attacks resulted in significantly lower demand for our consumer products in the two weeks following September 11th, which caused reduced revenues and earnings in the quarter.

                Our combined backlog was $5.1 million as of September 30, 2001, consisting of $4.0 million for the Industrial segment and $1.1 million for the Commercial segment.  Our combined backlog was $48.8 million as of September 30, 2000, consisting of $46.7 million for the Industrial segment and $2.1 million for the Commercial segment.  The decrease in Industrial segment backlog between these periods was due primarily to the push out and cancellation of orders by our Industrial customers in the networking and communication industries as a result of a global economic slowdown and a build-up of their inventory levels.  Commercial segment backlog is typically nominal since substantially all Commercial customer orders are filled on a same–day or next–day basis. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming nine months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

                Gross Profit.  Our gross profit was $5.7 million in the third quarter of 2001, compared to $18.3 million in the same period in 2000.  Gross profit declined due primarily to the overall decrease in revenues, an inventory write-down of approximately $980,000 during the quarter and the impact of the September 11, 2001 terrorist attacks on the United States.  Gross profit as a percentage of revenues was 17.2% in the third quarter of 2001, compared to 21.6% in the same period in 2000. Gross profit as a percentage of revenues for our Industrial segment was 10.5% in the third quarter of 2001, compared to 24.7% in the third quarter of 2000. The decline in gross profit as a percentage of revenues for our Industrial segment in the third quarter of 2001 resulted from pricing concessions made in order to sell through stale Industrial inventory.  We expect gross profit as a percentage of revenues for our Industrial segment to return to normalcy in future quarters.  Gross profit as a percentage of revenues for our Commercial segment increased from 18.6% in the third quarter of 2000 to 19.7% in the third quarter of 2001.

                Sales and Marketing.  Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers' representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.1 million in the third quarter of 2001, compared to $5.3 million in the same period in 2000. Sales and marketing expenses decreased during this period due primarily to a decrease in commission expense.  Sales and marketing expenses as a percentage of revenues were 12.3% in the third quarter of 2001, compared to 6.3% in the same period in 2000. The increase in sales and marketing expenses as a percentage of revenues resulted primarily from reduced revenues.

                General and Administrative.  General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were flat at $2.4 million in both the third quarters of 2001 and 2000. General and administrative expenses as a percentage of revenues were 7.2% in the third quarter of 2001, compared to 2.8% in the same period in 2000. The increase in general and administrative expenses as a percentage of revenues resulted primarily from reduced revenues.

                Research and Development.  Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.0 million in the third quarter of 2001, compared to $1.1 million in the same period in 2000. Research and development expenses as a percentage of revenues were 3.0% in the third quarter of 2001, compared to 1.3% in the same period in 2000. The increase in research and development expenses as a percentage of revenues resulted primarily from reduced revenues.

                Non-Recurring Expenses.  Non-recurring expenses were comprised of a $1.9 million litigation settlement reached in the third quarter of 2000 with Interactive Flight Technologies, Inc.  There were no litigation settlement charges in the third quarter of 2001.

                Interest Expense and Income. Interest expense is comprised of interest related to our line of credit and equipment financing. Interest expense was $46,000 in the third quarter of 2001, compared to $666,000 in the same period in 2000. The decrease in interest expense in the third quarter of 2001 resulted from the pay down of our line of credit to zero in October 2000.  Interest income was $392,000 in the third quarter of 2001, compared to $1,000 in the same period in 2000.  This increase in interest income in the third quarter of 2001 resulted from the investment of cash received in October 2000 from our initial public offering.

                Pro Forma Provision for Income Taxes. From our formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, our shareholders, rather than SimpleTech, were subject to federal income taxes on their respective share of our taxable income. We also had elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at our level of 1.5%. On September 26, 2000, we terminated our Subchapter S election. Subsequent to the termination, we are required to pay federal and state corporate-level income taxes.

                Net loss. Net loss was $843,000 in the third quarter of 2001.  The September 11, 2001 terrorist attacks on the United States had a negative impact on our earnings in the third quarter of 2001, causing significantly reduced consumer demand for out products in the two weeks following the attacks.  Assuming the termination of our S corporation status, pro forma net income would have been $4.3 million in the third quarter of 2000.

Results of Operations - Comparison of the first nine months of 2001 to the first nine months of 2000

                Net Revenues.  Our revenues were $128.7 million in the first nine months of 2001, compared to $217.4 million in the same period in 2000.  Sales of Flash and IC Tower stacking products accounted for 33.2% of our revenues in the first nine months of 2001, compared to 37.2% in the same period in 2000.  Revenues decreased due to a decline in average sales price from $120 in the first nine months of 2000 to $66 in the first nine months of 2001, which was partially offset by a 7.8% unit volume increase.  The decrease in our average sales price resulted from significant declines in DRAM and Flash component prices from late 2000 through the third quarter of 2001.  We experienced unit volume increases of 28.8% for standard memory products and 8.9% for Flash products, partially offset by decreases of 69.4% for IC Tower stacking products and 43.0% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products. The mix of products sold varies from period to period and may vary in the future, affecting our overall average sales prices and gross margins.

                Our Industrial segment revenues decreased 52.8% from $89.5 million in the first nine months of 2000 to $42.2 million in the first nine months of 2001.  The decrease in revenues resulted primarily from a 51.1% reduction in unit volume. The decline in product shipments resulted primarily from a build-up of excess inventory by our Industrial customers in the second half of 2000. Our Commercial segment revenues declined 32.3% from $127.8 million in the first nine months of 2000 to $86.5 million in the first nine months of 2001. Commercial revenues declined due to a reduction in average sales price from $95 in the first nine months of 2000 to $50 in the first nine months of 2001, offset by an increase in unit volume of 28.1%. The decrease in average sales price for our Commercial segment revenues resulted from significant declines in DRAM and Flash component prices from late 2000 through the third quarter of 2001.

                Gross Profit.  Our gross profit was $26.7 million in the first nine months of 2001, compared to $47.7 million in the same period in 2000.  Gross profit as a percentage of revenues decreased from 21.9% in the first nine months of 2000 to 20.7% in the first nine months of 2001.  Gross profit as a percentage of revenues for our Industrial segment was 28.3% in the first nine months of 2001, compared to 26.7% in the same period in 2000.  This increase in gross profit as a percentage of revenues for our Industrial segment resulted from shift in mix toward higher margin product lines.  Gross profit as a percentage of revenues for our Commercial segment decreased from 18.7% in the first nine months of 2000 to 17.1% in the first nine months of 2001.  The decrease in gross profit as a percentage of revenues for our Commercial segment resulted primarily from relatively flat fixed production expenses versus reduced revenues and inventory write-downs recorded during the period.

                Sales and Marketing.  Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers' representatives, shipping costs and marketing programs. Sales and marketing expenses were $14.0 million in the first nine months of 2001, compared to $14.8 million in the same period in 2000. The decrease in sales and marketing expenses resulted from reduced commissions related to lower revenues.  Sales and marketing expenses as a percentage of revenues were 10.9% in the first nine months of 2001, compared to 6.8% in the same period in 2000. The increase in sales and marketing expenses as a percentage of revenues resulted primarily from reduced revenues.

                General and Administrative.  General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were flat at $8.7 million in both the first nine months of 2001 and 2000.  General and administrative expenses as a percentage of revenues were 6.8% in the first nine months of 2001, compared to 4.0% in the same period in 2000. The increase in general and administrative expenses as a percentage of revenues resulted primarily from reduced revenues.

                Research and Development.  Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $3.2 million in the first nine months of 2001, compared to $2.6 million in the same period in 2000. The increase in research and development expenses resulted from increased personnel costs related to the expansion of our engineering staff.  Research and development expenses as a percentage of revenues were 2.5% in the first nine months of 2001, compared to 1.2% in the same period in 2000. The increase in research and development expenses as a percentage of revenues resulted from the expansion of our engineering staff and reduced revenues.

                Non-Recurring Expenses.  Non-recurring expenses were comprised of a $1.9 million litigation settlement reached with Interactive Flight Technologies, Inc. in the first nine months of 2000.  There were no litigation settlement charges in the first nine months of 2001.

                Interest Expense and Income.  Interest expense is comprised of interest related to our line of credit and equipment financing. Interest expense was $163,000 in the first nine months of 2001, compared to $1.5 million in the same period in 2000. The decrease in interest expense in the first nine months of 2001 resulted from the pay down of our line of credit to zero in October 2000.  Interest income was $1.3 million in the first nine months of 2001, compared to $1,000 in the same period in 2000. This increase in interest income in 2001 resulted from the investment of cash received in October 2000 from our initial public offering.

                Pro Forma Provision for Income Taxes. From our formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, our shareholders, rather than SimpleTech, were subject to federal income taxes on their respective share of our taxable income. We also had elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at our level of 1.5%. On September 26, 2000, we terminated our Subchapter S election. Subsequent to the termination, we are required to pay federal and state corporate-level income taxes.

                Net income. Net income was $1.2 million in the first nine months of 2001.  Assuming the termination of our S corporation status, pro forma net income would have been $11.4 million in the first nine months of 2000.

                Liquidity and Capital Resources

                As of September 30, 2001, we had working capital of $63.8 million including $45.8 million of cash and cash equivalents.  As of December 31, 2000, we had working capital of $64.3 million including $33.7 million of cash and cash equivalents.  In addition, we had unused availability of $27.5 million at September 30, 2001 and December 31, 2000 under our line of credit with Comerica Bank.  We had no outstanding principal balance under our line of credit at September 30, 2001 and December 31, 2000.  There is no unused line fee under our line of credit agreement with Comerica Bank.  As a result of our initial public offering on September 29, 2000, Comerica Bank has the option to reduce our available line of credit to a range between $15.0 million to $20.0 million as determined in their sole and absolute discretion.

                Net cash provided by operating activities was $16.6 million in the first nine months of 2001. Net cash provided by operating activities in the first nine months of 2001 resulted primarily from net income of $1.2 million, a decrease in accounts receivable of $12.8 million and a decrease in inventory of $20.6 million, offset partially by a decrease in accounts payable of $20.1 million.  Accounts receivable, inventory of and accounts payable levels decreased due to declining sequential revenues.

                Net cash used in investing activities was $4.3 million in the first nine months of 2001, attributable primarily to purchases of furniture, fixtures and equipment.  We expect to spend approximately $3.0-5.0 million during the next 12 months, primarily for the purchase of manufacturing, testing and engineering equipment.

                Net cash used in financing activities totaled $266,000 in the first nine months of 2001.  Net cash used in financing activities in the first nine months of 2001 resulted primarily from $1.2 million in payments related to equipment loans and capital lease obligations, offset partially by $1.0 million in proceeds from the exercise of stock options.

We have several capital leases and loans to finance manufacturing and testing equipment, including leases and loans with companies affiliated with our executive officers and directors as described under "Certain Relationships and Related Transactions-MDC Land Corporation and MDC Land LLC" in our Annual Report on Form 10-K filed with the SEC on April 2, 2001. Our obligations under capital leases were $714,000 on September 30, 2001 and $1.4 million on December 31, 2000, with interest rates ranging from 8.1% to 9.6% per annum. Our equipment financing loan balances were $1.3 million on September 30, 2001 and $1.8 million on December 31, 2000, with interest rates ranging from 8.4% to 9.1% per annum.  One of the equipment note payable agreements contains various nonfinancial covenants that, among other things, limit distributions and dividends to our shareholders without the prior written consent of the lender, and requires the equipment to remain unencumbered by other liens. As of September 30, 2001, we were in compliance with all covenants under the equipment note payable agreements.

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

In the past nine months, overcapacity in the memory product market has negatively impacted our average selling prices.  We expect this overcapacity to continue to have a negative impact our revenues and profitability until at least the end of 2001 if not longer.  Declines in semiconductor prices could affect the valuation of our inventory, which could harm our business. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by Industrial customers, which would favor our largest competitors and reduce the demand for our Commercial memory products.

We are subject to the cyclical nature of the semiconductor industry and changes from the current point in the cycle could adversely affect our business.

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.  Since the end of 2000, the semiconductor industry has suffered a severe downturn.  Industrial and Commercial customers have scaled back their purchases of memory products and have relied on their excess memory inventory to meet their needs and have moved to reduce their overall inventory levels.  Consequently, the slowdown continues to have a negative impact on our business.  The continued downturn in our industry could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs. Such shortages could have a material adverse effect on our business and operating results.

Because we depend on a small number of suppliers for IC components, any disruption in our supply relationships could harm our ability to fulfill orders.

We have no long-term supply contracts and are dependent on a small number of suppliers to supply DRAM components, which represent approximately 95% of the component costs of our DRAM memory products. Our dependence on a small number of suppliers and our lack of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Elpida, Hyundai Electronics, Micron and Samsung Semiconductor currently supply a majority of the DRAM components used in our DRAM-based memory products.  A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices.

Sales to a small number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our sales.

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our sales. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest Industrial segment customers accounted for an aggregate of 85.5% of our Industrial revenues or 24.6% of our total revenues in the third quarter of 2001 and an aggregate of 73.8% of our Industrial revenues or 24.2% of our total revenues in the first nine months of 2001.  Our largest Industrial customer, Unisys, accounted for 60.8% of our Industrial revenues or 17.5% of our total revenues in the third quarter of 2001 and 40.5% of our Industrial revenues or 13.3% of our total revenues in the first nine months of 2001. No other Industrial segment customer accounted for more than 10.0% of our total revenues in the third quarter or first nine months of 2001. Our ten largest Commercial segment customers accounted for an aggregate of 66.1% of our Commercial revenues or 47.0% of our total revenues in the third quarter of 2001 and an aggregate of 61.3% of our Commercial revenues or 41.2% of our total revenues in the first nine months of 2001.  Our largest Commercial customer, CDW Computer Centers, accounted for 29.2% of our Commercial revenues or 20.8% of our total revenues in the third quarter of 2001 and 29.2% of our Commercial revenues or 19.6% of our total revenues in the first nine months of 2001. No other Commercial segment customer accounted for more than 10.0% of our total revenues in the third quarter or first nine months of 2001. Consolidation in some of our customers' industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers' products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers' products.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.

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

The electronics industry has experienced in the past, and may experience in the future, shortages in IC components, including DRAM, static random access memory, or SRAM, and Flash memory. We have experienced and may continue to experience delays in component deliveries and quality problems which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of some of our products. In addition, industry capacity has, from time to time, become constrained such that some vendors which supply components for our products have placed their customers, ourselves included, on allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner.

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through Commercial segment channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. The inventory write-down for the first nine months of 2001 was $1.9 million.  In addition, we offer some of our Commercial customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $1.3 million in the first nine months of 2001.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2001, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future.  Sales under such agreements were approximately $1.0 million in the first nine months of 2001.

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

Recent terrorist activities and the continued threat of terrorism could adversely affect our business.

                Recent terrorist attacks in the United States, as well as continued threats of terrorism within the United States and abroad and current and future military responses to them, have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities.  This reduced predictability challenges our ability to grow our business.  In particular, it is difficult to develop and implement strategies, efficient operations, and effectively manage capacity and supply-chain relationships.  In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world.  Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions.  Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy.  They could also result in economic recession in the United States or abroad.  Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price of our common stock and on the future price of our common stock.

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

All of our manufacturing operations are located in our facility in Santa Ana, California.  California is in the midst of an energy crisis that could disrupt our operations and increase our expenses.  In the event power reserves for the State of California fall to a critically low level, California has on some occasions implemented, and may in the future continue to implement, rolling power blackouts throughout the state of California.   We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we may suffer as a result of any interruption in our power supply.  If blackouts interrupt our power supply, we would be temporarily unable to continue operations.  Any such interruption in our ability to continue operations would delay the manufacture and development of our products, disrupt communications with our customers and suppliers and delay product shipment.  Power interruptions could also damage our reputation and could result in lost revenue.  Any loss of power could have a material adverse effect on our business, operating results and financial condition.  Furthermore, shortages in wholesale electricity supplies have caused power prices to increase.  If electricity prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 15.5% in the third quarter of 2001 and 16.0% in the first nine months of 2001. No single foreign country accounted for more than 10.0% of our revenues in the third quarter or first nine months of 2001. In the third quarter and first nine months of 2001, over 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations which could harm our business. We do not hedge against foreign currency exchange rate risks.

In addition, we purchase substantially all of the IC components used in our products from local distributors of foreign suppliers. Although our purchases of IC components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC components.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At any time, fluctuations in interest rates could effect interest earnings on our cash and cash equivalents and interest expense on our existing variable rate debt.  We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures.  At September 30, 2001, our cash and cash equivalents were $45.8 million and our variable rate debt, consisting of term loans for equipment, was $1.3 million.  In 2001, we have not utilized our floating rate debt under our revolving credit facility.

                If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $458,000.  Conversely, if interest rates were to increase 1%, the result would be an annual increase in our interest expense related to our variable rate debt of approximately $13,000.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Over 95% of our sales to foreign customers are denominated in U.S. dollars and as such we have no material foreign currency fluctuation risk.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to our Annual Report on Form 10-K filed with the SEC on April 2, 2001under the heading "Legal Proceedings" for a discussion of litigation involving the Company relating to patent litigation with DPAC Technologies, Inc.

DPAC Technologies, Inc. -- Patent Litigation

                There has been no material change regarding the Company’s patent litigation with DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc., since the information set forth in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

                (a)           None.

        (b)           A Current Report on Form 8-K was filed by SimpleTech with the Securities and Exchange Commission on October 3, 2001 to report under Item 5 the press release issued to the public on September 27, 2001 announcing a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                            SIMPLETECH, INC.,

                                                                                                            a California corporation

Date:	November 9, 2001	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date:	November 9, 2001	/s/ DAN MOSES
Dan Moses
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

None.