Form 10-K
period 2001-12-31
SIMPLETECH INC
filed 2002-03-20
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(949) 476-1180
Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq National Market

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☒   No   ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☐

As of March 1, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $41,511,389 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date).  Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2002, there were approximately 38,227,105 shares of Common Stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SIMPLETECH, INC.

FORM 10–K ANNUAL REPORT

ABOUT THIS ANNUAL REPORT

In this Report, “SimpleTech,” “we,” “us” and “our” refer to SimpleTech, Inc., a California corporation, and our subsidiaries. We own or have rights to product names and trademarks that we use in conjunction with the sale of our products, including Simple®, SimpleTech®, IC Tower™ and CompactFlash™. The CompactFlash Association makes the CompactFlash name and logo available royalty-free to its member companies. References in this Report to CompactFlash are references only to our products unless otherwise indicated. This report also contains other product names, trade names and trademarks that belong to other organizations.

i

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 16 of this Report. All forward-looking statements attributable to SimpleTech are expressly qualified in their entirety by such language.  We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1.                                                          BUSINESS

Overview

SimpleTech is a technology solutions provider offering products based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. We design, manufacture and market a comprehensive line of over 2,500 memory and storage products, as well as connectivity products that connect memory cards and hard drive upgrade kits to PCs. These products are used in high-performance computing, networking and communications, consumer electronics and industrial applications. Examples of these applications include desktop and notebook computers, servers, routers, switches, digital cameras, digital video recorders, MP3 digital audio players, personal digital assistants, or PDAs, embedded controls and medical instruments. Our patented IC Tower stacking technology allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint. This technology allows our customers to design memory intensive systems on a more competitive basis. Our CompactFlash cards provide portable digital devices, such as digital cameras and MP3 digital audio players, with increased storage capabilities in a smaller size product. We believe our design, manufacturing, testing and logistics expertise, along with our proprietary technologies, enable us to respond to our customers’ rapidly changing product and service requirements. We provide our customers with timely access to higher speed and higher density memory products, increasing their ability to bring products to market quickly and decreasing their capital requirements and production and inventory costs.

We offer memory solutions through our Industrial and Commercial Divisions.  Commercial Division channels include value added resellers, or VARs, mail order customers, commercial and industrial distributors, and retailers. We believe our comprehensive line of products allows our customers to efficiently manage their inventory purchases by consolidating their sources for memory, storage and connectivity products. Our Industrial Division sells primarily custom memory products for newly manufactured systems, with most sales based on a coordinated design effort between us and our Industrial Division customers.  Our principal Industrial Division customers, including sales through their fulfillment partners, were Adtron, Alcatel Italia SPA, Cisco Systems, Lucent Technologies and Unisys in 2001 and Cisco Systems, Lucent Technologies, Motorola, Silicon Graphics and Unisys in 2000. Our Commercial Division designs and manufactures industry accepted memory storage and connectivity products used as upgrades in or enhancements to computing systems and consumer electronics. Our principal Commercial Division customers included CDW Computer Centers, Costco Wholesale, Ingram Micro, Insight Direct and Sam’s Club in 2001 and CDW Computer Centers, Costco Wholesale, Ingram Micro, Insight Direct and PC Connection in 2000.  Unisys and CDW Computer Centers accounted for more than 10.0% of our total revenues in 2001, and Cisco Systems and CDW Computer Centers accounted for more than 10.0% of our total revenues in 2000.  No other customer accounted for more than 10.0% of our total revenues in 2001 and 2000.

Industry Background

The development of high-performance PCs and servers and the evolution of the Internet infrastructure have increased the demand for greater capabilities in the storage, manipulation, transfer and management of digital data. Digital computing and processing have extended beyond traditional computer systems, such as PCs and servers, to include a wide array of networking and communications, consumer electronics and industrial applications, including routers, switches, digital cameras, digital video recorders, MP3 digital audio players, PDAs, embedded controls and medical instruments. The increased functionality and decreased size of many of these products have led to a greater demand for higher density memory products with smaller size, lower power consumption and higher speeds at a lower cost.

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

DRAM is a high-density, low cost per bit, random access memory component which stores digital information in the form of bits and provides high speed storage and retrieval of data. SRAM performs memory functions similar to DRAM, but is much faster and does not require the memory modules to be electronically refreshed. Flash memory is a solid-state, non-volatile technology that can be used as an alternative to rotating disk drives. Flash is noiseless, considerably lighter, more rugged and consumes substantially less power than a rotating disk drive.

The SimpleTech Solution

SimpleTech designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high-performance computing, networking and communications, consumer electronics and industrial applications.

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

•       Small footprint. We are able to manufacture high-density DRAM and Flash memory products with some of the smallest footprints on the market.

•       High performance and reliability. Our memory products utilize sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our memory products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations typically associated with mobile computing and industrial applications.

•       Low power consumption. During read and write operations, our Flash memory products use less power than most rotating disk drives. At all other times during system operation, our Flash memory products require no power. This low-power consumption translates into longer battery life for many mobile computing and consumer electronic devices.

We offer our Industrial Division customers a comprehensive technology solution from concept to design to the creation of prototypes through high volume production and testing. We believe our quick-turn design capabilities and automated manufacturing and test processes allow our Industrial Division customers to quickly and cost-effectively bring products to market. This outsourcing also allows our Industrial Division customers to focus their resources on activities and technologies in which they add the greatest value, such as system design, sales, marketing and distribution. We believe our technical capabilities and volume manufacturing strengths allow our Industrial Division customers to cost-effectively design and implement customized, advanced memory chip technology in high volume product applications.

Our Commercial Division customers include VARs, mail order customers, commercial and industrial distributors, and retailers. We believe our comprehensive line of products allows our Commercial Division customers to efficiently manage their inventory purchases by consolidating their sources for memory, storage and connectivity products. We are able to strengthen our relationships with these Commercial Division customers and develop the SimpleTech brand name through various marketing programs. We also provide ongoing customer support, including on-line pricing and navigation tools, toll-free technical support and account manager training programs. For further details regarding our various marketing programs, see “Business—Sales and Marketing.”

Design, Manufacturing and Test Engineering

Design and production.  The typical production cycle consists of a design stage followed by a prototype stage and ends with full production of the final product. The length of the design stage has been reduced due to rapid improvements in technology. In recent years customers have demanded shorter design and production cycles. In response, we have developed quick-turn design and manufacturing services. By working with our Industrial Division customers early in the design and prototype stages, we are able to resolve critical design issues effectively and efficiently, thus shortening the time from prototype design to volume manufacturing. In addition, working closely with our Industrial Division customers throughout the design and production stages allows us to gain important insights into their future product requirements. We believe our quick-turn design and manufacturing services also allow us to introduce upgrade products to the aftermarket on a timely basis to coincide with new product releases by these customers.

Manufacturing.  Our manufacturing processes are highly automated and involve the use of specialized equipment for the production of memory products. Our manufacturing systems have been optimized to support the placement of a large number of IC devices on each memory board. We believe we are able to achieve a high manufacturing yield and minimize direct labor costs as a result of our design efficiencies, high level of automation and general manufacturing expertise. Because our manufacturing systems can be easily configured for different memory products, we have the ability to offer our customers short manufacturing and test cycles on small and large projects. We also have developed an automated method of manufacturing our IC Tower stacking products which we believe results in further manufacturing efficiencies. Our manufacturing process is ISO 9001 certified.

Test engineering.   An important aspect of our manufacturing operations is our focus on test engineering. We test 100% of our memory products upon completion of manufacturing, which results in lower returns due to product defects. We believe our test engineering expertise will continue to grow in importance as the speed and complexity of memory products increase. Our test engineering group develops proprietary processes which, together with our continued investment in advanced testing equipment, enable us to consistently produce high-quality products.

Research and Development

Our research and development efforts are focused on developing reliable, high-performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff works closely with our Industrial Division customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our engineering operations is to understand the challenges presented by our Industrial Division customers’ custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes which are later added to our design library for use by our other customers. Our design library consists of over 1,000 designs that are available for a wide variety of custom and industry-accepted product configurations. We focus primarily on new high speed memory modules, improvements in manufacturing processes and technologies, and improvements in test routines and related software. We plan to continue to direct our research and development efforts toward the design of new memory products which address the requirements of our Industrial and Commercial Division customers.

In the Flash market, our research and development is directed toward the design and introduction of new Flash products that provide improved storage capacities, higher speed read and write capabilities, smaller sizes and new interfaces. These products are intended for networking and communications, consumer electronics and industrial applications.

Our IC Tower stacking technology enables us to produce high-density DRAM and Flash products by manufacturing products in a three-dimensional form. These products offer higher density capabilities in the same footprint than the traditional two-dimensional designs. We stack unmodified memory devices to produce higher density and smaller form factor DRAM modules and Flash cards. This capability enables us to shorten our customers’ design cycles for high-density products to lead times normally associated with non-stacked memory solutions.

In January 2002, we completed a $2.3 million acquisition of the assets, including intellectual property, of Irvine Networks, LLC, and hired their engineering staff. Irvine Networks has been developing innovative content processing technology for Web-based server platforms. As a result of our acquisition of Irvine Networks, we expect our research and development expenses to increase significantly in 2002 to approximately $8 to $9 million.

Products

We design, manufacture and market a comprehensive line of more than 2,500 memory, storage and connectivity products using our proprietary design and manufacturing technologies. Substantially all of our DRAM, SRAM and Flash memory products comply with industry standards and are based on a variety of industry architectures. Sales of memory products accounted for 90.2% of our revenues in 2001, 91.0% of our revenues in 2000 and 89.8% of our revenues in 1999.

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

The following table describes certain of our non-stacking DRAM products as of March 1, 2002:

DRAM Product Family	Density	Architecture	Speed (MHz)	Applications
184-pin DIMM	64-512MB	DDR	200-266	Servers and workstations

Rambus DIMM	64-512MB	RDRAM	600-800	Desktop PCs, embedded controls and workstations

168-pin and 184 -pin Registered DIMM	64-512MB	DDR, SDRAM	66-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations

168-pin and 184 -pin DIMM	16-512MB	DDR, SDRAM, EDO, FPM	10-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations

144-pin SO DIMM	16-256MB	SDRAM, EDO, FPM	10-133	Embedded controls, networking and communications equipment, notebook PCs, printers and routers

100-pin DIMM	16-64MB	SDRAM, EDO, FPM	33-133	Networking and communications equipment, printers and terminals

72-pin SO DIMM	16-64MB	EDO, FPM	10-33	Networking and communications equipment, and notebook PCs

72-pin SIMM	16-128MB	EDO, FPM	10-33	Desktop PCs, embedded controls, networking and communications equipment, printers, routers and servers

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

Flash modules.  We offer standard, custom and application-specific Flash modules, including 168-pin Asynchronous DIMMs, 144-pin SO DIMM, 80-pin Asynchronous SIMMs and 72-pin

DRAM/Flash combination SIMMs. Our Flash modules are available in densities of up to 256 megabytes. We offer additional options such as on-board active reset control and system reset. Many of these products are available in 3.3 volt or 5.0 volt configurations.

The following table describes certain of our Flash modules as of March 1, 2002:

Flash Module Product Family	Density	Architecture	Applications
168-pin DIMM	4-16MB	3.3 volt or 5.0 volt	Networking and communications equipment, printers and switches

144-pin SO DIMM	32-256MB	3.3 volt	Networking

80-pin SIMM	2-256MB	12.0 volt/5.0 volt programming, 5.0 volt only, 3.3 volt only, reset options	Networking and communications equipment, printers and switches

72-pin DRAM/Flash SIMM	8MB Flash 56MB DRAM	Plugs into the DRAM socket; reads and writes like DRAM	Networking and communications equipment

Linear Flash PC Cards.  We offer standard, custom and application-specific Linear Flash PC Cards, with densities ranging from 512 kilobytes to 64 megabytes.

The following table describes certain of our Linear Flash PC Cards as of March 1, 2002:

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

Data storage Flash products.  We offer a broad line of data storage Flash products in various capacities, sizes and operating voltages and temperatures. Our current product families include CompactFlash, ATA Flash PC Cards, solid-state Flash drives and Flash Disk Modules. Our data storage Flash products are compatible with a majority of today’s industry-standard computing and communications systems.

CompactFlash.  Our CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash’s small size, durability, low-

power consumption and ability to operate at either 3.3 volts or 5.0 volts make it well-suited for a range of current and next-generation, small size consumer applications such as audio recorders, digital cameras, MP3 digital audio players and PDAs. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter.

ATA Flash PC Cards.  Our ATA Flash PC Cards are used in storage, data backup and data logging applications. Our products are available in PC Card Type I, II and III form factors.

Solid-state Flash drives.  Our solid-state Flash drives are available in 2.5 inch and 3.5 inch hard disk form factors and are targeted at applications that require embedded data storage devices. Our solid-state Flash drives offer rugged, portable, low-power data storage and are compatible replacements for rotating hard drives, making them ideal for notebook computers, communication devices, and networking and communications applications requiring embedded storage.

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

The following table describes certain of our data storage Flash products as of March 1, 2002:

Data Storage Flash Product Family	Density	Form Factor
CompactFlash	8-640MB	Type I (36.4mm x 42.8mm x 3.3mm)
ATA Flash PC Card	8MB-2GB	Type I (54.0mm x 85.6mm x 3.3mm)
Type II (54.0mm x 85.6mm x 5.0mm)
Type III (54.0mm x 85.6mm x 10.0mm)
Solid-state Flash drives	8MB-3GB	2.5 inch and 3.5 inch
Flash Disk Modules–40-pin	32-256MB	40–pin vertical & horizontal
Flash Disk Modules– 44-pin	32-160MB	44–pin vertical & horizontal
Flash Disk Modules–144-pin	32-1GB	144–pin SO DIMM

Stacking DRAM and Flash Card Products

DRAM modules and Flash card products.  We offer custom and application-specific stacking DRAM modules including a wide range of DIMMs and SO DIMMs. Our stacking DRAM modules are available in various configurations of up to 200-pins and densities of up to 1 gigabyte. We also offer many of these modules in both 3.3 volt and 5.0 volt configurations utilizing different DRAM architectures such as DDR, SDRAM, EDO and FPM. Our IC Tower stacking technology has enabled us to offer a 1 gigabyte, Type II CompactFlash card, which is one of the highest capacity CompactFlash cards currently available.

The following table describes certain of our stacking DRAM and Flash card products as of March 1, 2002:

Stacking DRAM Product Family	Density	Architecture	Speed (MHz)	Applications
200-pin Registered DIMM	512MB-1GB	SDRAM	66-133	Servers

168-pin and 184-pin Registered DIMM	256MB-1GB	DDR, SDRAM	66-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations

168-pin DIMM	256MB-1GB	SDRAM, EDO, FPM	10-133	Desktop PCs, embedded controls, networking and communications equipment, printers, routers, servers and workstations

144-pin SO DIMM	128MB-1GB	SDRAM	66-133	Embedded controls, networking and communications equipment, notebook PCs and routers

Stacking Flash Card Product Family	Density	Form Factor
CompactFlash	1GB	Type II (36.4mm × 42.8mm × 5.0mm)

IC Tower stacking components.  Our patented IC Tower stacking technology is a high-density memory design architecture that uses standard DRAM IC devices to create high-capacity components. We offer a wide selection of stacked components to be used on memory modules and on our customers’ specific applications. This technology is used in complex, high-capacity module designs and systems and offers chip densities that are less expensive than non-stacked components on a per megabit basis.

The following table describes certain of our IC Tower stacking components as of March 1, 2002:

IC Tower Stacking Product Family	Density	Architecture	Speed (MHz)	Applications
DDR	128-512MB	2 High (64-256MB)	200-266	Standard and application-specific memory modules and systems

SDRAM	128-512MB	2 High (64-256MB)	66-133	Standard and application-specific memory modules and systems

EDO/FPM	128MB	2 High (64MB)	10-33	Standard and application-specific memory modules and systems

SRAM Products

We offer a comprehensive line of standard, custom and application-specific SRAM modules and PC Cards, including synchronous, asynchronous and battery backup low-power SRAM devices. Our SRAM products are available in densities of up to 8 megabytes. Many of these products are available in 3.3 volt or 5.0 volt configurations.

The following table describes certain of our SRAM products as of March 1, 2002:

SRAM Product Family	Density	Speed (MHz)	Applications
Custom ZBT	4-8MB	133-200	Networking and communications equipment

PC Card	512KB-6MB	6.6-10	Embedded systems, industrial control test equipment and networking and communications equipment

72-pin SIMM	2-8MB	66-100	Networking and communications equipment

64-pin SIMM	1MB	66-83	Networking and communications equipment

Other Products

Hard drive upgrade kits.  We offer hard drive upgrade kits for many major brands of notebook PCs. Our products range from 6 to 40 gigabytes. The primary use of these products is to enhance the storage capacity of notebook PCs. We also offer USB data transfer/backup kits for desktop and notebook PCs.

Connectivity products.  We offer connectivity products that connect PC Cards, CompactFlash cards and hard drive upgrade kits to a PC’s parallel port or USB port. These products allow the user to move information from their PC Card, CompactFlash card or hard drive to their desktop or notebook PC.

Customers

                We sell our products through our Industrial and Commercial Divisions.  Our Industrial Division was created in late 1998 to enhance the marketing of our products to original equipment manufacturers, or OEMs.  Our Commercial Division sells our products through the following five channels:  value added reseller, or VAR, mail order, commercial and industrial distribution, and retail.

Industrial Division

In 2001, our Industrial Division sold to over 150 customers, including sales through industrial distributors and contract manufacturers who incorporate our products into systems they assemble for our Industrial Division customers. We define our Industrial Division customers as OEMs who have purchased our products directly or ordered our products from industrial distributors and contract manufacturers.  Our Industrial Division customers make the purchasing decisions on substantially all of the products we sell through industrial distributors and contract manufacturers.  In 2001, Unisys accounted for 37.6% of our Industrial Division revenues or 11.0% of our total revenues. In 2000, Cisco Systems accounted for 31.8% of our Industrial Division revenues or 14.6% of our total revenues. No other Industrial Division customer accounted for more than 10.0% of our total revenues in 2001 or 2000.

The following table lists our top five Industrial Division customers based on revenues in 2001, including sales to their industrial distributors and contract manufacturers.  We have no long-term contracts with these customers.

Customer	Market Segment/Distribution Channel
Adtron	Storage, Netcom
Alcatel Italia SPA	Netcom equipment
Cisco Systems	Netcom equipment
Lucent Technologies	Netcom equipment
Unisys	Mainframes and servers

Commercial Division

In 2001, our Commercial Division sold to over 1,000 customers through a variety of distribution channels including VAR, mail order, commercial and industrial distribution, and retail. CDW Computer Centers was our largest Commercial Division customer for both 2001 and 2000. CDW Computer Centers accounted for 27.9% of our Commercial Division revenues or 19.7% of our total revenues in 2001, and 31.2% of our Commercial Division revenues or 16.8% of our total revenues in 2000. No other Commercial Division customer accounted for more than 10.0% of our total revenues in 2001 and 2000.

The following table lists our top five Commercial Division customers in 2001. We have no long-term contracts with these customers.

Customer	Distribution Channel
CDW Computer Centers	Mail order
Costco Wholesale	Retail
Ingram Micro	Commercial distribution
Insight Direct	Value added reseller
Sam’s Club	Retail

In addition, through our commercial distribution arrangements, we supply certain of our products to e-commerce companies, including Amazon.com and Buy.com, for their sale of these products on the Internet.

We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues for the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ business.  We have also experienced changes in the composition of our major customer base from quarter to quarter as the market demand for our customers’ products changes and we expect this variability will continue in the future.

Although we began tracking revenues and gross margins on a divisional basis in 1999, we have not tracked, and do not intend to track, operating expenses on a divisional basis.  For further financial information regarding our Industrial and Commercial Divisions, including financial information about our international sales, see Note 11 to our consolidated financial statements.

Sales and Marketing

Industrial Division

Our Industrial Division uses an internal direct sales force complemented by an external sales force of manufacturers’ representatives and industrial distributors for sales to Industrial Division customers in the United States and internationally. We pursue our customer base on both a geographic and account-specific basis. We believe these combined sales forces have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a larger number of industrial customers. In addition, as part of our sales and marketing efforts, our experienced applications engineers work closely with our Industrial Division customers in designing our products into their systems.

Commercial Division

We ship SimpleTech brand-name products directly to VARs, mail order customers, commercial and industrial distributors, and retailers. As of March 1, 2002, our products were available in more than 3,000 stores. In addition to in-house sales representatives, our sales efforts in the commercial channel are supported by manufacturers’ representatives. For the mail order and retail channels, we advertise in magazines and newspapers as a way of bringing end-users to our customers’ locations. Some of our Commercial Division customers also feature our products in their advertisements in exchange for a fee. We offer certain VARs volume rebates and work with their customers to qualify our products for their information system departments. Volume rebates are used to incentivize certain resellers, rewarding them with a rebate for our products sold. For commercial distributors, we purchase corporate image advertising, offer volume rebates and joint marketing programs, and generate leads at electronics tradeshows and refer those potential customers to our distributors. Through joint marketing programs, we work together with resellers to incorporate the SimpleTech brand in the resellers’ existing marketing plans, such as catalogs and web banner ads. Lead generation comes from end users who visit our website, fill out our product registration cards, visit our booths at trade shows, and call us in response to advertisements and direct mail. In addition, we have developed direct advertising programs with certain of our commercial distributors’ e-commerce customers in which we market our products on their websites. We also offer account manager incentives which include sales contests and reward programs designed to sustain reseller loyalty while also creating excitement for increased sales activity.

Customer Service and Support

We provide our customers with comprehensive product service and support. We work closely with our Industrial Division customers to monitor the performance of their product designs and to provide application design and support. This also provides us with insight into defining their subsequent generations of products. Our standard Industrial Division customer support package is generally offered with all product sales and includes full technical documentation and application design assistance. During our Industrial Division customers’ production phase, we provide extensive support which includes training, system-level design, implementation and integration support. We believe that tailoring our technical support to our Industrial Division customers’ needs is essential for the success of our product introductions and customer satisfaction. Our Commercial Division customers receive technical support on an unlimited, toll-free basis and are assigned a dedicated technician familiar with their account. We also train the account managers of certain Commercial Division customers to keep them informed about changes in our product lines. In addition, we offer Commercial Division customers on-line pricing and navigation tools, and a personalized web page available through our extranet which features personalized information such as promotions, new products and contact information.

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

Our primary competitors include:

Component Manufacturers		Module/PC Card Assemblers		Stacking Memory Manufacturers
•	Advanced Micro Devices	•	Kingston Technology Company	•	DPAC Technologies
•	Intel	•	M-Systems	•	StakTek
•	Micron Semiconductor Electronics	•	SanDisk
•	NEC Electronics	•	Silicon Storage Technology
•	Samsung Semiconductor	•	Solectron Corporation
•	Toshiba America Electronic Components	•	Viking Components

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets that have similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Micron Semiconductor Electronics and Samsung Semiconductor, are also our competitors. These suppliers have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We compete in our target markets based primarily on quality and price, design and manufacturing technology, and responsiveness to our customers’ needs. We expect our competitors will continue to improve the performance of their current products, reduce their current product sales prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products.

To remain competitive, we must, among other things:

•     Provide best-of-class design, manufacturing and test engineering services;

•     Maintain quality levels;

•     Provide technologically advanced products;

•     Compete favorably on the basis of price;

•     Offer flexible delivery schedules;

•     Deliver finished products on a timely basis in sufficient volume to satisfy our customers’ requirements;

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

Suppliers

IC devices represent approximately 95.0% of our component costs. We purchase these IC devices from a small number of suppliers. In 2001, our significant suppliers of IC devices included:

DRAM IC Device Suppliers	Flash IC Device Suppliers
• Elpida Memory	• Hitachi Semiconductor
• Micron Semiconductor Electronics	• Samsung Semiconductor
• Samsung Semiconductor

                Hitachi Semiconductor and Samsung Semiconductor supply substantially all of the IC devices used in our Flash memory products. In addition, Elpida Memory, Micron Semiconductor Electronics and Samsung Semiconductor currently supply a majority of the DRAM IC devices used in our DRAM memory products. In the second half of 2001, we executed IC device consignment inventory agreements with our major DRAM and Flash memory suppliers.  The agreements were executed with Hitachi Semiconductor, Micron Semiconductor Electronics and Samsung Semiconductor.  As a result of the agreements, our inventory risk has decreased significantly as we are not financially obligated for the inventory until it enters the production process.

                Although we have a supply contract for Flash IC devices with Hitachi Semiconductor, we have no long-term DRAM IC device supply contracts. A disruption in or termination of our supply relationship with any of these significant suppliers would, among other things, cause delays, disruptions or reductions in product shipments or increase costs and/or prices and would harm our business.  We are continuing to identify and establish additional sources of supply where we have supplier concentrations, although there can be no assurance that these efforts will be successful. In the future, if the demand for our products exceeds our suppliers’ ability to deliver needed components, we may be placed on supplier allocation and we may be unable to meet customer demand.

Backlog

Sales of our memory products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $4.5 million as of December 31, 2001 compared to $22.4 million as of December 31, 2000. Our Industrial Division backlog was $3.8 million as of December 31, 2001 compared to $21.4 million as of December 31, 2000.  Our Commercial Division backlog was $721,000 as of December 31, 2001 compared to $1.0 million as of December 31, 2000. Commercial Division backlog is typically nominal since substantially all commercial orders are filled on a same-day or next-day basis. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on a combination of patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2002, we owned nine U.S. patents, including U.S. Patent No. Re. 36,916 related to our IC Tower stacking products, and 12 additional patent applications were pending. We have two agreements to license our technology to two different third parties. One of the licenses is perpetual, although we believe that the licensee is currently not using this technology.  The other license provides for the licensee’s exclusive use of our stacking technology for a one-year term and is automatically renewable unless either party declines not to renew.  In late 2001, we entered into a license agreement with Acticon Technologies to make, have made, use and sell certain PCMCIA-based telephone modems and PCMCIA-based Ethernet networking connectors and cards with respect to certain Acticon patents.  In August 2000, we entered into a license agreement with Micron Electronics for the use, sale and importation into the United States of certain memory modules incorporating Micron’s proprietary technology. The license agreement was entered into in connection with our August 22, 2000, settlement of a lawsuit originally filed by Micron on April 6, 2000, against 18 computer memory manufacturers, including us, for our alleged infringement of certain of Micron’s patents. A Notice of Entry of Order was approved on August 28, 2000, by the court which dismissed the Micron lawsuit with prejudice. The impact of the license for all periods presented in the financial statements would have been immaterial.

The following table describes our patents and their expiration dates:

U.S. Patent No.	Expiration Date	Description

Re. 36,916	May 6, 2013	Apparatus for stacking semiconductor chips

5,555,209	September 9, 2013	Circuit for latching data signals from DRAM memory

5,562,504	October 7, 2013	Communications card with integral transmission media line adaptor

5,596,757	January 20, 2014	System and method for selectively providing termination power to a SCSI bus terminator from a host device

5,660,568	August 25, 2014	Communications card with integral transmission media line adaptor

5,673,419	September 29, 2014	Parity bit emulator with write parity bit checking

5,826,174	January 22, 2016	Method and apparatus for improving data transmission over a wireless system by optical spectrum positioning

6,154,778	April 21, 2018	Multi-function module incorporating flash memory having additional controller adapted to configure the data from the memory that is to be provided to the external source

D405,764	February 16, 2013	Adaptor for a media line connector

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

                We have on at least one occasion applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights.  Many U.S. companies have encountered substantial infringement problems in some foreign countries.  Because we sell some of our products overseas, we have exposure to foreign intellectual property risks.

                The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. For details regarding our pending intellectual property lawsuits, see “Legal Proceedings” and see “Business—Risk Factors—We are involved from time to time in litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.”

                In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use infringed technology. Any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain     .

                In the event we desire to incorporate third-party technology into our products or our products are found to infringe on others’ patents or intellectual property rights, we may be required to license such patents or intellectual property rights. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. In addition, any development or license negotiations could require substantial expenditures of time and other resources by us.

                As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our suppliers and customers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of such indemnification obligations. In addition, our insurance does not cover intellectual property infringement.

                In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, all of our employees are required to sign employee non-disclosure and invention assignment agreements. This agreement requires our employees to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us. Our employees further agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See “Risk Factors—Our proprietary technology and intellectual property may not be adequately protected, which could harm our competitive position.”

Employees

                As of December 31, 2001, we had 349 full-time employees, consisting of 178 in manufacturing (including test, quality assurance and material management), 83 in sales and marketing, 48 in finance and administration and 40 in design and product development.  Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.  Management believes that relations with our employees are good.

RISK FACTORS

You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

In the fourth quarter of 2000 and in the entire year 2001, overcapacity in the memory product market resulted in significant declines in component prices, which negatively impacted our average selling prices.  Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our business. During periods of overcapacity, our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by original equipment manufacturers, which would favor our largest competitors and reduce the demand for our commercial memory products.

Because we depend on a small number of suppliers for IC devices, any disruption in our supply relationships could harm our ability to fulfill orders.

We have no long-term IC device supply contracts and are dependent on a small number of suppliers to supply IC devices, which represent approximately 95% of our component costs. Our dependence on a small number of suppliers and our limited number of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Hitachi Semiconductor supplies substantially all of the IC devices used in our Flash memory products. In addition, Elpida Memory, Micron Semiconductor Electronics and Samsung Semiconductor currently supply a majority of the DRAM IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices. In particular, if our supply relationship with Hitachi Semiconductor is disrupted or terminated, our ability to manufacture and sell our Flash products would be limited and our Flash business would be adversely affected.

We are subject to the cyclical nature of the semiconductor industry and changes from the current point in the cycle could adversely affect our business.

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. In the fourth quarter of 2000 and in 2001, a semiconductor downturn negatively impacted our average selling prices, revenues and earnings. Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs.  Such shortages could have a material adverse effect on our business and operating results.

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

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest Industrial Division customers accounted for an aggregate of 71.0% of our Industrial Division revenues or 20.8% of our total revenues in 2001 and 81.3% of our Industrial Division revenues or 37.4% of our total revenues in 2000. In 2001, Unisys accounted for 37.6% of our Industrial Division revenues, or 11.0% of our total revenues. In 2000, Cisco Systems accounted for 31.8% of our Industrial Division revenues or 14.6% of our total revenues. No other Industrial Division customer accounted for more than 10.0% of our total revenues in 2001 or 2000.

Our ten largest Commercial Division customers accounted for an aggregate of 61.6% of our Commercial Division revenues or 43.6% of our total revenues in 2001, and 50.5% of our Commercial Division revenues or 27.3% of our total revenues in 2000.  CDW Computer Centers was our largest Commercial Division customer for both 2001 and 2000. CDW Computer Centers accounted for 27.9% of our Commercial Division revenues or 19.7% of our total revenues in 2001, and 31.2% of our Commercial Division revenues or 16.8% of our total revenues in 2000.  No other Commercial Division customer accounted for more than 10.0% of our total revenues in 2001 and 2000.

Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend insignificant part upon the success of our customers’ business.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.

We are currently a party to two lawsuits regarding intellectual property as further described under “Legal Proceedings.” The outcome of litigation is inherently uncertain and we cannot predict the outcome of these lawsuits with certainty. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming. In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. In addition, if we are found to infringe valid patents of others, we may be excluded from using the infringed technology without a license, which may not be available on commercially reasonable terms, if at all.

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

                We intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. Although we completed the acquisition of assets of Irvine Networks, LLC, a leading-edge engineering company, in January 2002, our experience in acquiring other businesses, product lines and technologies is limited. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

•       Problems assimilating the purchased operations, technologies or products;

•       Costs associated with the acquisition;

•       Adverse effects on existing business relationships with suppliers and customers;

•       Risks associated with entering markets in which we have no or limited prior experience;

•       Potential loss of key employees of purchased organizations; and

•       Potential litigation arising from the acquired company’s operations before the acquisition.

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $759,000 in 2001 compared to $2.9 million in 2000. In addition, we offer some of our Commercial Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $1.8 million in 2001 compared to $557,000 in 2000.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of December 31, 2001, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $1.1 million in 2001 compared to $2.7 million in 2000.

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

Recent terrorist attacks in the United States, as well as continued threats of terrorism within the United States and abroad and current and future military responses to them, have resulted in delayed and canceled orders and created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities.  This reduced predictability challenges our ability to grow our business.  In particular, it is difficult to develop and implement strategies, efficient operations, and effectively manage capacity and supply-chain relationships.  In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world.  Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions.  Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy.  They could also result in economic recession in the United States or abroad.  Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price of our common stock and on the future price of our common stock.

We may lose our competitive position if we fail to develop new and enhanced products and introduce them in a timely manner.

The high-performance computing, networking and communications, consumer electronics and industrial markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 16.0% and 13.4% of our revenues in 2001 and 2000, respectively.  No single foreign country accounted for more than 10.0% of our revenues in 2001 or 2000.  For 2001 and 2000, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Disruption of our operations in our Santa Ana, California, manufacturing facility would substantially harm our business.

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

Our stock price is likely to be volatile and could drop unexpectedly.

Our common stock has been publicly traded only since September 29, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering.  The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

ITEM 2.           PROPERTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which our executive offices, manufacturing, engineering, research and development and testing operations are located. We lease the 24,500 square foot facility from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech. This lease expires in March 2005 and the base rent is approximately $17,000 per month. We also lease the 48,600 square foot facility from MDC Land LLC. This lease expires in May 2005, and the base rent is approximately $33,000 per month. In addition, we lease a 12,000 square foot research and development facility in Irvine, California. This lease expires in July 2005 and the base rent is approximately $18,000 per month.  We also lease various small facilities for our sales offices and storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional spaces will be available in the future on commercially reasonable terms.

ITEM 3.           LEGAL PROCEEDINGS

DPAC Technologies, Inc.—Patent Infringement

                On September 23, 1998, we filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. ("DPAC"), in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. We sought damages, including prejudgment interest, an injunction against further infringement of our patent by DPAC, treble damages and attorneys’ fees. DPAC filed an answer to our complaint denying our claim of infringement, asserted a defense of patent invalidity against our IC Tower stacking patent and asserted a counterclaim against us alleging infringement of its stacking patent, U.S. Patent No. 4,956,694. On March 29, 2001, the court entered final judgement finding DPAC did not infringe our patent and that we did not infringe DPAC’s patent. We appealed the ruling against us, and that ruling was affirmed March 7, 2002. We anticipate that the affirmance will have no material impact on our on-going business. DPAC did not appeal the ruling in our favor, and that ruling is now final.

                On October 17, 2000, we received a reissue patent of the ‘907 patent from the U.S. Patent and Trademark Office. The reissue patent is U.S. Patent No. Re. 36,916.

                On February 21, 2001, we filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of our IC Tower stacking reissue patent, U.S. Patent No. Re. 36,916. We are seeking damages and an injunction against infringement of our patent by DPAC. On March 13, 2001, DPAC filed an answer to our complaint denying our claim of infringement, and asserted a defense of patent invalidity against our IC Tower stacking reissue patent. In addition, DPAC counterclaimed alleging misappropriation of unspecified technology and the sale of products by us incorporating such technology alleged to have been misappropriated. The court stayed action in the litigation pending the outcome of appeal in the above-referenced litigation.

Lemelson Medical, Education & Research Foundation, LLP — Patent Infringement

                We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001, against us and other defendants.  The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns.  The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology.  On March 7, 2002, we were served with the Lemelson Foundation complaint.  Additionally, the judge in this case has indicated that he intends to stay this case as to any defendant whose alleged infringement concerns only those patents relating to machine vision technology and bar coding technology, pending resolution of the Symbol Technologies v. Lemelson case, which involves the same patents.  Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time.

                We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings threatened or pending against us.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.           MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock has traded on The Nasdaq National Market under the symbol “STEC.”  Our initial public offering of stock occurred on September 29, 2000.  Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

	Price range of Common Stock
	High	Low
Year Ended December 31, 2000:
Third Quarter	$11.53	$9.00
Fourth Quarter	$9.33	$2.88

	Price range of Common Stock
	High	Low
Year Ended December 31, 2001:
First Quarter	$6.00	$2.50
Second Quarter	$3.49	$2.20
Third Quarter	$3.15	$1.03
Fourth Quarter	$3.60	$1.30

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 28, 2001, and (ii) March 14, 2002.  Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price

December 28, 2001	$2.95
March 14, 2002	$8.00

Holders

As of March 14, 2002, there were 63 holders of record of our common stock.

Dividend Policy

Prior to our conversion from an S corporation to a C corporation in September 2000, we paid distributions to our S corporation shareholders in amounts generally consistent with their tax liabilities arising from their allocable share of S corporation earnings.  We also made distributions of notes to our shareholders of record as of September 20, 2000, in an aggregate amount equal to our total earnings from the date of our formation through September 26, 2000.

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

Under the terms of our line of credit with Comerica Bank, we have agreed to not declare or pay any cash dividends or make any other cash distributions with respect to shares of our capital stock without the prior written consent of Comerica Bank.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 6 of the notes to our consolidated financial statements.”

Recent Sales of Unregistered Securities

None

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

ITEM 6.           SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1999 through 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data at December 31, 1997 through 1999 were derived from our audited consolidated financial statements and are not included in this Report.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Net revenues	$159,088	$122,288	$192,593	$308,316	$164,241
Cost of revenues	131,094	97,930	152,743	239,964	127,691
Gross profit	27,994	24,358	39,850	68,352	36,550
Operating expenses
Sales and marketing	15,971	13,340	14,150	21,588	18,078
General and administrative	8,780	9,381	9,755	11,853	11,564
Research and development	2,154	2,180	1,832	3,745	4,426
Non-recurring expense	—	—	—	1,810	—
Total operating expenses	26,905	24,901	25,737	38,996	34,068
Income (loss) from operations	1,089	(543)	14,113	29,356	2,482
Interest and other expense (income), net	1,713	1,597	2,128	1,158	(1,395)
Income (loss) before provision (benefit) for income taxes	(624)	(2,140)	11,985	28,198	3,877
Provision (benefit) for income taxes	2	23	(518)	2,838	1,537
Net income (loss)	$(626)	$(2,163)	$12,503	$25,360	$2,340

Pro Forma Data (1):
Income (loss) before provision (benefit) for income taxes	$(624)	$(2,140)	$11,985	$28,198
Pro forma provision (benefit) for income taxes	(237)	(813)	4,554	10,883
Pro forma net income (loss)	$(387)	$(1,327)	$7,431	$17,315
Net income (loss) per share (pro forma in years 1997 - 2000)
Basic	$(0.01)	$(0.04)	$0.24	$0.53	$0.06
Diluted	$(0.01)	$(0.04)	$0.23	$0.50	$0.06
Weighted average shares outstanding (2)
Basic	30,601,027	30,601,027	30,601,027	32,393,218	38,126,687
Diluted	30,601,027	30,601,027	32,657,993	34,593,678	39,435,505

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,572	$817	$3,779	$33,747	$51,831
Working capital	14,247	11,283	22,855	64,300	64,543
Total assets	41,873	40,087	55,131	103,286	88,710
Long-term portion of debt and
capital lease obligations	18,401	18,132	15,681	1,642	384
Total shareholders’ equity	6,862	4,760	15,780	69,913	73,873

(1) From our formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state tax laws and filed our federal and state income tax returns on that basis. Accordingly, no provision has been made for federal or certain state income taxes. Pro forma net income (loss) has been computed using an effective tax rate of 38% to reflect the estimated income tax expense (benefit) as if we had been fully subject to federal and state income taxes as a C corporation for all periods presented. Subsequent to the termination of our S corporation status on September 26, 2000, we have paid federal and state corporate-level income taxes as a C corporation.

(2) Reflects a 5.07 for 1 stock split of our common stock in September 2000.  All share and per share amounts have been adjusted to give retroactive effect to the stock split.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1.  The following discussion contains forward-looking statements that involve risks and uncertainties.  The statements are based on current expectations and actual results could differ materially from those discussed herein.  Factors that could cause or contribute to the differences are discussed in “Business — Risk Factors” and elsewhere in this Report.

Overview

Simple Technology, Inc., incorporated in 1990 and renamed SimpleTech, Inc. in May 2001, is a technology solutions provider offering products based on DRAM, SRAM and Flash memory technologies. Headquartered in Santa Ana, California, the company is a leader in the design, development, manufacturing and marketing of memory solutions. In addition, we offer a line of high-density memory products using our three-dimensional IC Tower stacking technology that allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint.  Our products are used in high-performance computing, networking and communications, consumer electronics and industrial applications.

As a result of increased demand for consumer electronics and high-density memory products used in Internet infrastructure and embedded applications, the percentage of our revenues derived from the sale of Flash memory and IC Tower stacking products increased from 13.0% in 1998 to 20.8% in 1999 and 40.2% in 2000.  However, due to the softening macro-economic conditions and excess inventory levels at our Industrial Division customers in 2001, the percentage of our revenue derived from the sale of Flash memory and IC tower stacking products decreased to 34.1% in 2001. In 2001, our highest profit margin products were our IC Tower stacking products.

We sell our products through our Industrial and Commercial Divisions.  Our Industrial Division was created in late 1998 to enhance the marketing of our products to original equipment manufacturers, or OEMs.  Our Commercial Division sells our products through the following five channels:  value added reseller, or VAR, mail order, commercial and industrial distribution, and retail. For further details on our major customers, see “Business—Customers.”  After experiencing year-over-year total revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, both our Industrial and Commercial Division revenues were negatively impacted in 2001 due to softening macro-economic conditions and severe declines in the price of DRAM and Flash components, which resulted in significantly lower average selling prices.  In addition, our Industrial Division revenues were further impacted by a build-up of inventory by our communications and networking customers in 2000.  We do not expect Industrial Division customer inventory levels to return to normal levels until at least the second half of 2002.  In 2001, our Industrial Division revenues declined 66.7% and our Commercial Division revenues declined 29.2%.  Our total revenues and earnings bottomed in the third quarter of 2001 with total revenues growing 7.2% sequentially in the fourth quarter of 2001.  In 2001, our Commercial Division significantly expanded our retail presence through the addition of new customers, including Sam’s Club and Circuit City.  Commercial Division units shipped increased 42.7% from 2000 to 2001. In 2000 and 2001, our highest profit margin division was our Industrial Division. Although we began tracking revenues and gross margins on a divisional basis in 1999, we have not tracked, and do not intend to track, operating expenses on a divisional basis.

DRAM prices have more than quadrupled from November 2001 to March 2002 and appear to have temporarily stabilized.  Constraint measures enacted by suppliers during the second half of 2001, including the closing of fab lines and consolidation among major DRAM manufacturers, have contributed to rising DRAM prices and signs of recovery.  We believe these events will translate into increased average selling prices, revenues and gross profit dollars.

Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 56.3% of our total revenues in 2001, 55.8% of our total revenues in 2000, and 44.3% of our total revenues in 1999. Our ten largest Industrial Division customers accounted for an aggregate of 71.0% of our Industrial Division revenues or 20.8% of our total revenues in 2001, 81.3% of our Industrial Division revenues or 37.4% of our total revenues in 2000, and 75.4% of our Industrial revenues or 19.4% of our total revenues in 1999. In 2001, Unisys accounted for 37.6% of our Industrial Division revenues or 11.0% of our total revenues. In 2000, Cisco Systems accounted for 31.8% of our Industrial Division revenues or 14.6% of our total revenues.  Our ten largest Commercial Division customers accounted for an aggregate of 61.6% of our Commercial Division revenues or 43.6% of our total revenues in 2001, 50.5% of our Commercial Division revenues or 27.3% of our total revenues in 2000, and 47.6% of our Commercial Division revenues or 35.3% of our total revenues in 1999. Our largest Commercial Division customer between 1999 and 2001, CDW Computer Centers accounted for 27.9% of our Commercial Division revenues or 19.7% of our total revenues in 2001, 31.2% of our Commercial Division revenues or 16.8% of our total revenues in 2000 and 26.1% of our Commercial Division revenues or 19.4% of our total revenues in 1999. Other than Unisys and CDW Computer Centers in 2001, Cisco Systems and CDW Computer Centers in 2000 and CDW Computer Centers in 1999, no customer accounted for more than 10.0% of our total revenues in 2001, 2000 or 1999. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ products.

International sales of our products constituted 16.0% of our revenues in 2001, 13.4% of our revenues in 2000 and 15.0% of our revenues in 1999. No single foreign country accounted for more than 10.0% of our revenues in 2001, 2000 or 1999. We focus our international sales efforts on Industrial and Commercial Division customers, with sales to VARs constituting substantially all of our international commercial sales. In 2001, 2000 and 1999, over 95.0% of our international sales were denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction of sales in a particular country. In addition, we purchase substantially all of the IC devices used in our products from local distributors of Japanese, Korean and Taiwanese suppliers. Although our purchases of IC devices are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC devices. Our international sales also could be adversely affected by risks including regulatory risks, tariffs and other trade barriers.

In the past we have been impacted by seasonal purchasing patterns resulting in higher sales in the third and fourth quarters of each year. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, if revenues are lower than expected in any given period, our results of operations could be harmed.

Revenues are recognized at the time of shipment. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $759,000 in 2001, $2.9 million in 2000 and $1.2 million in 1999. Increased inventory write-downs in 2000 were primarily attributable to sharp declines in component prices during the fourth quarter. We also have price protection agreements with a number of our Commercial Division customers in which we retain limited liability for price declines related to unsold inventory. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $1.8 million in 2001, $557,000 in 2000 and $367,000 in 1999. Price protection charges increased in 2001 due to increased component price volatility.

From our formation in March 1990 through September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state tax laws and filed our federal and state income tax returns during that period on that basis. Subsequent to our S corporation termination on September 26, 2000, we have paid federal and state corporate-level income taxes as a C corporation.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Year Ended December 31,
	2001	2000	1999
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	77.7	77.8	79.3
Gross profit	22.3	22.2	20.7
Operating expenses
Sales and marketing	11.0	7.0	7.3
General and administrative	7.0	3.9	5.1
Research and development	2.7	1.2	1.0
Non-recurring expense	0.0	0.6	0.0
Total operating expenses	20.7	12.7	13.4
Income from operations	1.6	9.5	7.3
Interest and other expense (income), net	(0.8)	0.4	1.1
Income before provision for income taxes	2.4	9.1	6.2
Provision for income taxes [1]	1.0	3.5	2.3
Net income [1]	1.4%	5.6%	3.9%

[1]  Pro forma in 1999 and 2000.

Comparison of the years ended December 31, 2001, 2000 and 1999

Net Revenues.  Our revenues were $164.2 million in 2001, $308.3 million in 2000 and $192.6 million in 1999.  Sales of memory products accounted for 90.2% of our revenues in 2001, 91.0 % of our revenues in 2000 and 89.8% of our revenues in 1999.   Revenues decreased 46.7% from 2000 to 2001 primarily due to a 54.4% decrease in our average sales price from $125 in 2000 to $57 in 2001, offset partially by a 16.0% increase in units shipped from 2.5 million units in 2000 to 2.9 million units in 2001.  The decrease in our average sales price resulted from significant declines in DRAM and Flash component prices from October 2000 through November 2001.  The increase in unit volume resulted from increases of 37.7% for standard memory products and 29.7% for Flash products, partially offset by unit volume decreases of 68.4% for IC Tower stacking products and 41.2% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products.  Increases in Flash and standard memory units shipped resulted primarily from market share gains achieved during 2001 in the retail channel, including shipments to new retail customers such as Circuit City and Sam’s Club.  Decreases in IC Tower stacking units shipped resulted from excess Industrial Division customer inventory levels throughout 2001. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Revenues increased 60.1% from 1999 to 2000 due to a 54.3% increase in our average sales price from $81 in 1999 to $125 in 2000 and a 4.2% increase in unit volume from 2.4 million units in 1999 to 2.5 million units in 2000. The increase in our average sales price resulted from a shift in product mix to higher capacity DRAM, Flash and IC Tower stacking products. The increase in unit volume resulted from unit volume increases of 386.4% for IC Tower stacking products and 63.8% for Flash products, partially offset by unit volume decreases of 2.7% for standard memory products and 45.5% for non-DRAM, non-Flash products such as products manufactured on a consignment basis, SRAM, hard drive upgrade kits and connectivity products. The decrease in unit volume for non-DRAM, non-Flash products resulted from a substantial decline in the unit volume of products manufactured on a consignment basis from 1999 to 2000.

Our Industrial Division revenues were $48.0 million in 2001, $144.2 million in 2000 and $49.6 million in 1999, compared to our Commercial Division revenues of  $116.2 million in 2001, $164.1 million in 2000 and $143.0 million in 1999. Both our Industrial and Commercial Division revenues were negatively impacted in 2001 due to softening macro-economic conditions and severe declines in the price of DRAM and Flash components, which resulted in significantly lower average selling prices.  Our Industrial Division revenues were further impacted by a build-up of inventory by our communications and networking customers in 2001.  We do not expect Industrial Division customer inventory levels to return to normal levels until at least the second half of 2002.  Our combined backlog was $4.5 million as of December 31, 2001, $22.4 million as of December 31, 2000 and $13.2 million as of December 31, 1999. Our Industrial Division backlog was $3.8 million as of December 31, 2001, $21.4 million as of December 31, 2000 and $12.7 million as of December 31, 1999, compared to our Commercial Division backlog of $721,000 as of December 31, 2001, $1.0 million as of December 31, 2000 and $485,000 as of December 31, 1999. From 2000 to 2001, the decrease in Industrial Division backlog resulted from a build-up of inventory by our Industrial Division customers, which led to a significant reduction of orders. From 1999 to 2000, the increase in Industrial Division backlog was primarily due to increasing Industrial Division orders and the lengthening of time between our receipt of an Industrial Division order and the required ship date of the order. Commercial Division backlog is typically nominal since substantially all commercial orders are filled on a same-day or next-day basis.

Gross Profit.  Our gross profit was $36.6 million in 2001, $68.4 million in 2000 and  $39.9 million in 1999. Gross profit as a percentage of revenues was 22.3% in 2001, 22.2% in 2000 and 20.7% in 1999.  Gross profit as a percentage of revenues remained relatively flat from 2000 to 2001. Gross profit as a percentage of revenues expanded from 1999 to 2000 primarily due to a shift in product mix to a greater concentration of higher margin, higher capacity Flash memory and IC Tower stacking products.  Gross profit as a percentage of revenues for our Industrial Division was 29.6% in 2001, 26.7% in 2000 and 29.4% in 1999, compared to our Commercial Division gross profit as a percentage of revenues of 19.2% in 2001, 18.2% in 2000 and 17.7% in 1999. Gross margins for our Industrial Division were greater than for our Commercial Division primarily due to the fact that our Industrial Division sold a larger percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products.

Sales and Marketing.  Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs.  Sales and marketing expenses were $18.1 million in 2001, $21.6 million in 2000 and $14.2 million in 1999.  Sales and marketing expenses decreased from 2000 to 2001 primarily due to reduced commissions and channel marketing expenses related to lower revenues.  Sales and marketing expenses increased from 1999 to 2000 primarily due to increases in personnel costs related to the addition of internal salespersons and increased commissions and channel marketing expenses related to higher revenues.  Sales and marketing expenses as a percentage of revenues were 11.0% in 2001, 7.0% in 2000 and 7.3% in 1999. As a percentage of revenues, sales and marketing expenses increased from 2000 to 2001 primarily due to reduced revenues and were relatively flat in 1999 and 2000.

General and Administrative.  General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $11.6 million in 2001, $11.9 million in 2000 and $9.8 million in 1999.  General and administrative expenses were relatively flat between 2000 and 2001. General and administrative expenses increased from 1999 to 2000 primarily due to increased staffing and $1.4 million in additional legal costs. General and administrative expenses as a percentage of revenues were 7.0% in 2001, 3.8% in 2000 and 5.1% in 1999. As a percentage of revenues, general and administrative expenses increased from 2000 to 2001 primarily due to reduced revenues. As a percentage of revenues, general and administrative expenses decreased from 1999 to 2000 primarily due to increased revenues, partially offset by increased legal costs and expanded staffing.

Research and Development.  Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $4.4 million in 2001, $3.7 million in 2000 and $1.8 million in 1999. Research and development expenses as a percentage of revenues were 2.7% in 2001, 1.2% in 2000 and 1.0% in 1999. Research and development expenses increased year-over-year from 1999 to 2001 primarily due to a significant expansion of our research and development staff to serve our growing Industrial Division customer base and to develop new product lines. In January 2002, we completed a $2.3 million acquisition of the assets, including intellectual property, of Irvine Networks, LLC, and hired their engineering staff. Irvine Networks has been developing innovative content processing technology for Web-based server platforms. As a result of our acquisition of Irvine Networks, we expect our research and development expenses to increase significantly in 2002 to approximately $8 to $9 million.

Non-Recurring Expenses.  We did not have non-recurring expenses in 2001 and in 1999.  Non-recurring expenses were $1.8 million in 2000 and were comprised of expenses related to a litigation settlement with Interactive Flight Technologies, Inc.  The settlement payment was made in January 2001.

Interest and Other Expense (Income), Net.  Interest and other expense (income), net is comprised of interest expense related to our line of credit and equipment financing, interest income from our cash and cash equivalents and other expenses or income resulting from non-operating transactions .  Interest and other expense (income), net was ($1.4) million in 2001, $1.2 million in 2000 and $2.1 million in 1999.  Interest expense was $200,000 in 2001, $1.6 million in 2000 and $1.8 million in 1999.  In October 2000, we paid down our line of credit balance to zero.  Interest income was $1.6 million in 2001, $407,000 in 2000 and $24,000 in 1999.  Interest income increased in 2000 and 2001 due to a higher average cash balance resulting primarily from initial public offering proceeds received in October 2000 and positive cash flow from operations in each quarter from the fourth quarter of 2000 through the fourth quarter of 2001.  In 1999, we contributed land with a cost basis of $325,000 to charity resulting in other expense.

Net Income.   Net income was $2.3 million in 2001.  Assuming the termination of our S corporation status, pro forma net income would have been $17.3 million in 2000 and $7.4 million in 1999.

Liquidity and Capital Resources

As of December 31, 2001, we had working capital of $64.5 million, including $51.8 million of cash and cash equivalents, compared to working capital of $64.3 million, including $33.7 million of cash and cash equivalents, as of December 31, 2000. We had no outstanding principal balance under our $27.5 million line of credit with Comerica Bank at December 31, 2001 and 2000. There is no unused line fee under our line of credit agreement with Comerica Bank. Following our initial public offering, Comerica Bank has the option to reduce our availability under the line of credit to an amount between $15.0 million and $20.0 million as determined by their sole and absolute discretion.  To date, availability under our line of credit has remained at $27.5 million.  Current assets were 5.5 times current liabilities at the end of 2001, compared to 3.0 times current liabilities at the end of 2000.

Net cash provided by operating activities was $24.2 million in 2001. Net cash provided by operating activities in 2001 resulted primarily from net income of $2.3 million, a decrease in net accounts receivable of $16.0 million and a decrease in net inventory of $21.2 million, partially offset by a decrease in accounts payable of $15.6 million.  Inventory and accounts payable decreased primarily due to the implementation of consignment inventory programs with our three largest component suppliers during 2001 and a sharp decline in DRAM and Flash pricing during the year.  Accounts receivable decreased due to the decline in overall revenues.  Net cash provided by operating activities was $18.1 million in 2000. Net cash provided by operating activities in 2000 resulted primarily from net income of $25.4 million, increases in accounts payable and accrued and other liabilities of $8.4 million, and depreciation and amortization of $3.4 million, partially offset by increases in net inventory of $12.8 million, net accounts receivable of $4.4 million and deferred income taxes of $1.6 million.  Inventory increased to support increased Industrial Division customer orders and lengthened time between our receipt of such orders and their required ship date. Accounts receivable increased due to increased overall revenues.

Net cash used in investing activities was $5.4 million in 2001 and $2.4 million in 2000, attributable primarily to purchases of furniture, fixtures and equipment. Although we had no material capital expense commitments as of December 31, 2001, we expect to spend approximately $6.0 to $8.0 million during the next 24 months, primarily for manufacturing, testing and engineering equipment.

Net cash used in financing activities totaled $674,000 in 2001. Net cash used in financing activities in 2001 resulted primarily from the repayment of borrowings from a bank and capital lease obligations of $1.6 million, partially offset by the issuance of common stock of $1.1 million related to our employee stock purchase plan and stock option exercises. In 2001, we also repurchased a total of 72,500 shares of our common stock under our authorized stock repurchase program at an average price of approximately $1.25 per share, resulting in a total cash payment of approximately $92,000.  Net cash provided by financing activities totaled $14.3 million in 2000. Net cash provided by financing activities in 2000 resulted primarily from the receipt of $65.1 million in connection with our initial public offering in September 2000, partially offset by distributions of $35.0 million to S Corporation shareholders and line of credit repayments of $12.5 million.

In prior years, we entered into several capital leases and loans to finance manufacturing and testing equipment. Our obligations under capital leases were $554,000 on December 31, 2001 and $1.4 million on December 31, 2000, with interest rates ranging from 8.1% to 9.6% per annum.  Our equipment financing loan balances were $1.0 million on December 31, 2001 and $1.8 million on December 31, 2000, with interest rates ranging from

7.5% to 9.1% per annum. One of the equipment note payable agreements contains various nonfinancial covenants that, among other things, limit distributions and dividends to our shareholders without the prior written consent of the lender, and requires the equipment to remain unencumbered by other liens. As of December 31 2001, we were in compliance with all covenants under the equipment note payable agreements.

We have made cash distributions of a portion of our S Corporation earnings to our shareholders of record as of September 20, 2000, for reasons including payment of their overall personal income taxes. On September 26, 2000, we distributed to our shareholders of record as of September 20, 2000, in proportion to their ownership of our shares, notes in an aggregate principal amount of $25.1 million, equal to our undistributed earnings from the date of our formation through September 26, 2000. We used a portion of the net proceeds from our initial public offering to payoff the principal amount of these undistributed earnings notes on October 6, 2000 and November 3, 2000.

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

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2001, 2000 and 1999.

Subsequent Events

In January 2002, we completed a $2.3 million acquisition of the assets, including intellectual property, of Irvine Networks, LLC, and hired their engineering staff.  The on-going operation has become our Xiran Division.  For the past two-and-a-half years, Irvine Networks has been developing innovative content processing technology for Web-based server platforms.  The effort is in the final stages of developing a working prototype.  The completed products, incorporating our patented memory stacking technology, will be inserted into Web-based servers to enable the faster transmission of files.

Recently Issued Accounting Standards

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets to be disposed of by sale, requires that long-lived assets to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for us beginning with our fiscal quarter ending March 31, 2002. We are currently evaluating the impact of the adoption of SFAS No. 144 on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

• Reserves for inventory excess, obsolescence and lower of market values over costs—We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy and customer demand, and the somewhat unpredictable fluctuations in market values for such materials, however, can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit.  We regularly monitor potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of our inventory to its market value.

• Allowances for doubtful accounts and price protection—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them.  If we reduce the list price of our products, these customers may receive a credit from us.  We estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

• Product returns—We offer a majority of our customers that purchase product through our commercial channels limited rights to return unsold inventory.  In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience and actual results have been within our expectations.

• Income taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense maybe recorded.

• Litigation and other contingencies—Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, our management will assess whether such information warrants the recording of additional expense relating to our contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

• Valuation of long-lived assets—We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy can significantly reduce the estimated useful life of such assets.  (See Note 2 to the notes to our consolidated financial statements regarding recently issued accounting standards).

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and interest expense on our existing variable rate debt.  We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material.  Currently, we do not hedge these interest rate exposures.  The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At December 31, 2001, our cash and cash equivalents were $51.8 million and our variable rate debt, consisting of term loan borrowing, was $1.0 million.  We have not utilized our floating rate debt under the revolving credit facility since October 2000.  At December 31, 2001, our cash and cash equivalents included $50.8 million invested in money market and other interest bearing accounts and $1.0 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

At December 31, 2001, our investment in marketable securities had a weighted-average time to maturity of approximately 52 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $518,000.  Conversely, if interest rates were to increase 1%, the result would be an annual increase in our interest expense related to our variable rate debt of approximately $10,000.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

More than 95.0% of our international sales are denominated in U.S. dollars.  Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive.  In addition, we purchase substantially all of our IC devices from local distributors of Japanese, Korean and Taiwanese suppliers.  Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials.  To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

ITEM 8.                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SimpleTech, Inc., consolidated financial statements, schedule and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F–1.

ITEM 9                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10.                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the Proposal One: Elections of Directors, Management, and Section 16(a) Beneficial Ownership Reporting Compliance sections of our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.                              EXECUTIVE COMPENSATION

The information required by this Item is included in the Executive Compensation and Related Information sections of the our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of our Proxy Statement to be filed in connection with the our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of our Proxy Statement to be filed in connection with the our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV.

ITEM 14.                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                                                                                              Documents filed as part of this Report:

1.  Financial Statements.  The following financial statements of SimpleTech, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.  Financial Statement Schedule.  The following financial statement schedule is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves	S-2

3.  Exhibits.  The Exhibits filed as part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K:

A Current Report on Form 8-K was filed by SimpleTech with the Securities and Exchange Commission on October 3, 2001, to report under Item 5 the press release issued to the public on September 27, 2001, announcing a stock repurchase program.

(c)    Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Number	Description
3.1*	Amended and Restated Articles of Incorporation
3.1.1*	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000
3.1.2‡	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.
3.2*	Amended and Restated Bylaws
4.1*	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.
4.2*	Specimen Stock Certificate
10.1*	Amended and Restated Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.2*	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.3*	Credit Agreement, dated August 3, 1999, between SimpleTech, Inc. and Comerica Bank
10.4*	Security Agreement, dated August 3, 1999, by SimpleTech, Inc. and Comerica Bank
10.5*	First Amendment to Credit Agreement, dated as of December 29, 1999, by and between Comerica Bank and SimpleTech, Inc.
10.6*	Second Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.7*	Third Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.8*	Fourth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.9*	Fifth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.10**†	2000 Stock Incentive Plan (as amended and restated)
10.11**†	2000 Employee Stock Purchase Plan (as amended and restated)
10.12*	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers
10.13*†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)
10.14*	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.
10.15*	Equipment Lease, dated June 1, 1996, by and between MDC Land Corporation and SimpleTech, Inc.
10.16*	Equipment Lease, dated September 1, 1996, by and between MDC Land Corporation and SimpleTech, Inc.
10.17*	Equipment Lease, dated October 1, 1996, by and between MDC Land Corporation and SimpleTech, Inc.
10.18*	Equipment Lease, dated January 1, 1997, by and between MDC Land Corporation and SimpleTech, Inc.
10.19*	Equipment Lease, dated February 1, 1997, by and between MDC Land Corporation and SimpleTech, Inc.
10.20*	Equipment Lease, dated April 1, 1997, by and between MDC Land Corporation and SimpleTech, Inc.
10.21*	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.
21.1	List of Subsidiaries of SimpleTech, Inc.
23.1	Consent of PricewaterhouseCoopers LLP

*              This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.

‡              This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001, with the Securities and Exchange Commission on May 14, 2001, and is incorporated by reference herein.

**           This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-8 with the Securities and Exchange Commission on February 9, 2001, and is incorporated by reference herein.

†              Indicates a management contract or compensatory arrangement.

(d)       Financial Statement Schedule:

The financial statement schedule for SimpleTech, Inc. is included elsewhere in this Part IV of this Report.

SIMPLETECH, INC.

Report of Independent Accountants

The Shareholders and Board of Directors

SimpleTech, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SimpleTech, Inc. and its subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Orange County, California

January 31, 2002

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$51,831	$33,747
Accounts receivable, net of allowances of $1,080 and $972 at December 31, 2001 and 2000, respectively	12,062	28,103
Inventory, net	9,843	31,052
Deferred income taxes	786	2,060
Other current assets	4,474	1,069
Total current assets	78,996	96, 031
Furniture, fixtures and equipment, net	9,127	6,926
Deferred income taxes	587	329
Total assets	$88,710	$103,286

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$10,320	$25,950
Current maturities of long-term debt	741	761
Current maturities of capital lease obligations	441	801
Accrued and other liabilities	2,951	4,219
Total current liabilities	14,453	31,731
Long-term debt	271	1,083
Capital lease obligations	113	559
Total liabilities	14,837	33,373
Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,272,050 shares issued and outstanding as of December 31, 2001; 37,572,667 shares issued and outstanding as of December 31, 2000	38	38
Additional paid-in capital	65,484	63,911
Unearned stock based compensation	(15)	(62)
Retained earnings	8,366	6,026
Total shareholders’ equity	73,873	69,913
Total liabilities and shareholders’ equity	$88,710	$103,286

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2001	2000		1999
Net revenues	$164,241	$308,316		$192,593
Cost of revenues	127,691	239,964		152,743
Gross profit	36,550	68,352		39,850
Sales and marketing	18,078	21,588		14,150
General and administrative	11,564	11,853		9,755
Research and development	4,426	3,745		1,832
Non-recurring legal settlement (Note 9)	—	1,810		—
Total operating expenses	34,068	38,996		25,737
Income from operations	2,482	29,356		14,113
Interest income	(1,595)	(406)		(24)
Interest expense	200	1,564		1,827
Other expense	—	—		325
Income before provision (benefit) for income taxes	3,877	28,198		11,985
Provision (benefit) for income taxes	1,537	2,838		(518)
Net income	$2,340	$25,360		$12,503
Pro forma data (Note 2):
Income before provision for income taxes		$28,198		$11,985
Provision for income taxes		10,883		4,554
Pro forma net income		$17,315		$7,431

Net income per share:
Basic	$0.06	$0.53 (a	)	$0.24 (a	)
Diluted	$0.06	$0.50 (a	)	$0.23 (a	)

Weighted average shares outstanding:
Basic	38,126,687	32,393,218		30,601,027
Diluted	39,435,505	34,593,678		32,657,993

(a) Pro forma (Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

			Additional Paid-In Capital	Unearned Stock Based Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
Balances, December 31, 1998	30,601,027	$30	$3,034	$(25)	$1,838	$(116)	$4,761
Comprehensive income:
Net income					12,503		12,503
Foreign currency translation adjustment						19	19
Total comprehensive income							12,522
Reduction in unearned compensation due to termination of services			(12)	12			—
Unearned compensation related to stock options granted to employees			261	(261)			—
Compensation related to stock options vesting				133			133
Distributions to shareholders					(1,636)		(1,636)
Balances, December 31, 1999	30,601,027	30	3,283	(141)	12,705	(97)	15,780
Comprehensive income:
Net income					25,360		25,360
Foreign currency translation adjustment						97	97
Total comprehensive income							25,457
Compensation related to stock options vesting				79			79
Change in par value of common stock		1	(1)				—
Distributions to shareholders			(3,000)		(32,039)		(35,039)
Issuance of common shares	6,364,000	6	62,726				62,732
Exercise of stock options	607,640	1	671				672
Tax benefits from exercise of stock options			232				232
Balances, December 31, 2000	37,572,667	38	63,911	(62)	6,026	—	69,913
Net income					2,340		2,340
Compensation related to stock options vesting				47			47
Issuance of common shares under employee stock purchase plan	99,826		327				327
Stock buyback	(72,500)		(92)				(92)
Exercise of stock options	672,057		729				729
Tax benefits from exercise of stock options			609				609
Balances, December 31, 2001	38,272,050	$38	$65,484	$(15)	$8,366	$—	$73,873

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$2,340	$25,360	$12,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,152	3,406	3,581
Loss on sale of furniture, fixtures and equipment	50	42	7
Charitable contribution of land held for investment	—	—	325
Accounts receivable provisions	2,543	1,253	486
Inventory excess and obsolescence expense	759	2,940	1,214
Deferred income taxes	1,016	(1,571)	(519)
Compensation related to stock options vesting	47	79	133
Other	—	97	20
Change in operating assets and liabilities:
Accounts receivable	13,498	(5,651)	(11,769)
Inventory	20,450	(15,715)	(5,613)
Other assets	(2,796)	(524)	361
Accounts payable	(15,630)	5,917	6,955
Accrued and other liabilities	(1,268)	2,447	111
Net cash provided by operating activities	24,161	18,080	7,795
Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(5,796)	(2,635)	(1,241)
Proceeds from sale of furniture, fixtures and equipment	393	229	35
Advances to shareholders	—	—	(918)
Repayment of advances to shareholders	—	—	1,400
Net cash used in investing activities	(5,403)	(2,406)	(724)

Cash flows from financing activities:
Repayments of borrowings from banks	(832)	(697)	(467)
Payments on capital lease obligations	(806)	(935)	(1,380)
Proceeds from exercise of stock options	729	672	—
Stock buyback	(92)	—	—
Repayments of line of credit, net	—	(12,479)	(697)
Repayment of loans to related parties, net	—	40	72
Distributions to shareholders	—	(35,039)	(1,637)
Proceeds from issuance of common stock	327	65,104	—
Cost of equity issuance	—	(2,371)	—
Net cash (used in) provided by financing activities	(674)	14,295	(4,109)
Net increase in cash	18,084	29,969	2,962
Cash and cash equivalents at beginning of period	33,747	3,778	817
Cash and cash equivalents at end of period	$51,831	$33,747	$3,779
Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$4,025	$3,927	$6
Interest	$197	$1,567	$1,605
Non-cash transactions:
Tax benefit from exercise of stock options	$609	$232	$—
Purchase of furniture, fixtures and equipment with long-term debt	$—	$—	$114
Refinance of furniture, fixtures and equipment under capital lease obligations with long-term debt	$—	$—	$1,449
Sale of equipment with a note receivable	$—	$—	$672
Default on note receivable and return of equipment	$—	$—	$419

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Notes to Consolidated Financial Statements

1.      Company Organization:

Simple Technology, Inc., incorporated in 1990 and renamed SimpleTech, Inc. in May 2001, designs, manufactures and markets a comprehensive line of memory and storage products, as well as connectivity products that connect memory cards and hard drive upgrade kits to PCs. The Company’s memory and storage products are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. In addition, the Company offers a line of high-density memory products using three-dimensional IC Tower stacking technology that allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint. These products are used in high-performance computing, networking and communications, consumer electronics and industrial applications.

2.      Summary of Significant Accounting Policies:

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of SimpleTech, Inc. and its subsidiaries in California, Canada and Scotland (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

Cash and cash equivalents consist primarily of cash in banks and money market funds. All highly liquid investments with a maturity date of three months or less when acquired are considered to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

Inventory:

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method of accounting.

Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method. The Company’s estimated useful lives of the assets, other than leasehold improvements, range from four to five years for equipment and seven years for furniture and fixtures. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its furniture, fixtures and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”)

No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Land Held for Investment:

Land held for investment was recorded at the shareholders’ contributed historical cost, which was less than or approximated fair market value. Such land, with a cost of $325,000, was contributed to charity in 1999 and was reflected in other expense.

Long-Term Debt:

The fair values of the Company’s long-term debt have been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company’s loans approximate their fair values.

Revenue Recognition:

Product sales and related cost of sales are recognized upon the shipment of product to customers provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. The terms of substantially all product sales are FOB shipping point. A substantial portion of the Company’s sales through its Commerical Division includes limited rights to return unsold inventory. In addition, some customers have limited price protection rights for inventories of the Company’s products held by them. If the Company reduces the list price of their products, these customers may be entitled to receive credits from the Company. The Company provides for estimated future returns of inventory, limited price protection arrangements and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management’s expectations.

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2001, 2000 and 1999, shipping and handling costs were approximately $2,400,000, $2,100,000 and $1,700,000, respectively.

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, advertising costs were approximately $2,914,000, $3,599,000 and $2,858,000, respectively.

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

Stock-Based Compensation:

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company’s underlying stock at the date of grant over the exercise price of the option, amortized over the vesting period. The Company has adopted the disclosure-only provisions of SFAS No. 123.

Per Share Information:

In 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 128, “Earnings Per Share,” which established standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common shares. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities.

For the years ended December 31, 2001, 2000 and 1999, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,308,818, 2,200,460 and 2,056,966, respectively.

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

Segment Reporting:

In 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which supercedes substantially all the reporting requirements previously required under SFAS No. 14, “Financial Reporting for Business Segments of an Enterprise,” and establishes standards for the way the Company reports information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. The adoption of this statement did not have an impact upon the Company’s operating results or financial position as this statement’s provisions affect only the disclosure of certain segment information in the notes to the consolidated financial statements.

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2001 and 2000, approximately 37% and 40%, respectively, of accounts receivable were concentrated with three customers. For the years ended December 31, 2001, 2000 and 1999, sales to CDW Computer Centers comprised 20%, 17% and 19%, respectively, of the Company’s revenues. For the year ended December 31, 2001, sales to Unisys accounted for 11% of the Company’s revenues. For the year ended December 31, 2000, sales to Cisco Systems accounted for 15% of the Company’s revenues. No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2001 and 2000, or for each of the three years in the period ended December 31, 2001. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2001 and 2000, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

The manufacturing operations of the Company are concentrated in a facility located in Santa Ana, California. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations.

Certain of the Company’s products utilize components that are purchased from a small number of sources with whom the Company has no long-term contracts. An inability to obtain such components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs, which could have a material adverse effect on the Company’s financial position and results of operations.

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

Recently issued accounting standards:

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the on-going operations of the entity in a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 144 on its consolidated financial statements.

Reclassifications:

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

3.             Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which its executive offices, manufacturing, engineering, research and development and testing operations are located. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike

Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech. MDC has no operations other than leasing transactions with the Company. An operating lease with MDC for the 24,500 square foot facility was signed in April 2000. The lease term was decreased from 26 years to 5 years, expiring in March 2005, and the monthly base rent was changed from approximately $19,000 to approximately $17,000. An operating lease with MDC for the 48,600 square foot facility was signed in June 2000. The 48,600 square foot facility lease expires in May 2005, and the base rent is approximately $33,000 per month. Building rent expense for the years ended December 31, 2001, 2000 and 1999, amounted to $603,000, $446,000 and $228,000, respectively.

In 1996 and 1997, the Company entered into equipment leases with MDC Land Corporation, a corporation owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. Each lease has a term of five years and is accounted for as a capital lease. Equipment lease payments amounted to $385,000 in 2001, $574,000 in 2000, and $574,000 in 1999. In December 2001, the Company exercised its purchase option under the capital leases by purchasing all of the related equipment for approximately $21,000.

During 1999, the Company made non-interest bearing advances to a development stage company in Houston, Texas owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, totaling $20,000 to fund working capital needs, at which time the aggregate amount due from the this entity totaled $502,000. Subsequently in 1999, $314,000 was repaid by this development stage company and the remaining amount of these advances, $188,000, was repaid in conjunction with shareholder distributions in December 1999.

During 1999, the Company made non-interest bearing advances totaling $898,000 to a development stage company in Irvine, California owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, to finance the development and fund the working capital needs of this development stage company. In December 1999, these advances were repaid in full in conjunction with shareholder distributions.

4.             Inventory:

Inventory consists of the following:

	December 31,
	2001	2000
Raw materials	$5,421,000	$24,768,000
Work-in-progress	927,000	759,000
Finished goods	4,785,000	9,652,000
	11,133,000	35,179,000
Valuation allowances	(1,290,000)	(4,127,000)
	$9,843,000	$31,052,000

5.             Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment consist of the following:

	December 31,
	2001	2000
Furniture and fixtures	$299,000	$294,000
Equipment	21,557,000	16,769,000
	21,856,000	17,063,000
Accumulated depreciation and amortization	(12,729,000)	(10,137,000)
	$9,127,000	$6,926,000

For the years ended December 31, 2001, 2000 and 1999, the Company recorded depreciation and amortization expense of approximately $3,152,000, $3,406,000 and $3,581,000, respectively.

At December 31, 2001 and 2000, furniture, fixtures and equipment included approximately $1,978,000 and $6,946,000, respectively, of assets under capital leases with associated accumulated amortization of approximately $1,486,000 and $5,446,000, respectively. As discussed in Note 3, such amounts in 2000 include approximately $2,304,000 of assets under capital leases with a related party with associated accumulated amortization of approximately $1,981,000. In December 2001, the Company exercised its purchase option under the capital leases with a related party by purchasing all of the related equipment for approximately $21,000.

6.             Line of Credit:

Effective August 3, 1999, the Company entered into a line of credit agreement, as amended. Amounts borrowed thereunder are collateralized by substantially all of the Company’s assets. Terms of the agreement include a maximum borrowing amount of $27,500,000, subject to eligible accounts receivable and inventory balances, bearing interest at the prime rate and expiring in August 2002, unless renewed. There were no borrowings on this line of credit at December 31, 2001 and 2000.

The provisions of the line of credit agreement contain various nonfinancial and financial covenants that, among other things, require the Company to maintain a minimum tangible net worth amount and a maximum debt to tangible net worth ratio. The covenants also limit capital expenditures, distributions and dividends that can be made by the Company. As of December 31, 2001, the Company was in compliance with all such covenants.

7.             Long-Term Debt:

Long-term debt consists of the following:

	December 31,
	2001	2000
Equipment notes payable, principal and interest payable in monthly installments of $70,671, maturing at various dates through December 2004, collateralized by equipment, interest ranging between 8.4% and 9.1%	$1,012,000	$1,738,000
Other notes payable to a bank
	–—	106,000
	1,012,000	1,844,000
Less current portion	(741,000)	(761,000)
	$271,000	$1,083,000

The equipment notes payable agreements contain various nonfinancial covenants that, among other things, limit distributions and dividends to shareholders and require the equipment to remain unencumbered by other liens.

Scheduled principal payments during each of the years ending December 31 are as follows:

2002	$741,000
2003	129,000
2004	142,000
$1,012,000

8.             Income Taxes:

From formation in March 1990 to September 26, 2000, the Company had elected for U.S. federal income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, the Company’s shareholders, rather than the Company, were subject to federal income taxes on their respective share of the Company’s taxable income. The Company had also elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at the Company-level of 1.5%. On September 26, 2000, the Company terminated its Subchapter S election. Subsequent to the termination, the Company has  paid federal and state corporate-level income taxes. In 1999 and 2000, pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes as a C corporation for all periods presented.

The provision (benefit) for income taxes consists of the following:

	December 31,
	2001	2000	1999
Current
Federal	$527,000	$3,544,000	$—
State	(6,000)	496,000	1,000
Foreign	—	369,000	—
	521,000	4,409,000	1,000
Deferred
Federal	948,000	(1,752,000)	—
State	68,000	181,000	(519,000)
	1,016,000	(1,571,000)	(519,000)
Total provision (benefit) for income taxes	$1,537,000	$2,838,000	$(518,000)

For 2001, the difference between the effective rate and the expected U.S. federal tax rate is due primarily to state taxes and other permanent differences between tax and financial reporting income.  For 2000, the difference between the effective tax rate and the expected U.S. federal tax rate is due primarily to an increase in deferred tax assets as a result of terminating the Company’s S corporation status and income taxed at the shareholder level. For 1999, the difference between the effective tax rate and the expected California tax rate is due primarily to state tax credits and decreases in the valuation allowance.

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	2001	2000	1999
Statutory regular federal income tax	35.0%	35.0%	—%
State taxes, net of federal benefit	1.1	2.3	(4.3)
Income taxed at shareholder level prior to termination of S-Corporation election	—	(21.9)	—
Increase in deferred tax benefits from termination of S-corporation election	—	(5.9)	—
Other	3.5	0.6	—
	39.6%	10.1%	(4.3)%

The components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2001	2000
Current deferred tax assets (liabilities):
Financial statement reserves	$798,000	$1,914,000
Accrued expenses	137,000	184,000
State taxes	(149,000)	(55,000)
Other	—	17,000
Total current	786, 000	2,060,000
Noncurrent deferred tax assets:
Depreciation and amortization	430,000	54,000
Operating loss carryforwards	715,000	900,000
Credit carryforwards	147,000	—
Stock options	—	267,000
Other	10,000	8,000
	1,302,000	1,229,000
Valuation allowance	(715,000)	(900,000)
Total noncurrent	587,000	329,000
	$1,373,000	$2,389,000

For income tax purposes, the Company’s foreign subsidiary, Simple Technology Limited, is treated as a separate entity and, therefore, is not subject to U.S. taxation.

The Company’s foreign subsidiary, SimpleTech Europe, is treated as a branch partnership for income tax purposes and, therefore, is subject to U.S. taxation. At December 31, 2001 and 2000, this entity had U.K. net operating loss carryforwards of $2,300,000 and $3,000,000, respectively. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a valuation allowance against these deferred tax assets since it cannot be established that this foreign subsidiary’s U.K. net operating loss carryforwards will be fully utilized.

9.             Commitments and Contingencies:

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. The Company is seeking damages, including prejudgment interest, an injunction against further infringement of the Company’s patent by DPAC, treble damages and attorneys’ fees. DPAC filed an answer to the Company’s complaint denying the Company’s claim of infringement, asserted a defense of patent invalidity against the Company’s IC Tower stacking patent and asserted a counterclaim against the Company alleging infringement of its stacking patent, U.S. Patent No. 4,956,694. On March 29, 2001, the court entered final judgement finding DPAC did not infringe the Company’s patent and that the Company did not infringe DPAC’s patent.  The Company anticipates that the affirmance will have no material impact on its on-going business. DPAC did not appeal the ruling in the Company's favor, and that ruling is now final.

Unaudited update: The Company appealed the ruling in DPAC's favor, and that ruling was affirmed March 7, 2002.

On October 17, 2000, the Company received a reissue patent of the ‘907 patent from the U.S. Patent and Trademark Office. The reissue patent is U.S. Patent No. Re. 36,916.

On February 21, 2001, the Company filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking reissue patent, U.S. Patent No. Re. 36,916. The Company is seeking damages and an injunction against infringement of the Company’s patent by DPAC. On March 13, 2001, DPAC filed an answer to the Company’s complaint denying the Company’s claim of infringement, and asserted a defense of patent invalidity against the Company’s IC Tower stacking reissue patent. In addition, DPAC counterclaimed alleging misappropriation of unspecified technology and the sale of products by the Company incorporating such technology alleged to have been misappropriated. The Court stayed action in the litigation pending the outcome of appeal in the above-referenced litigation.

Lemelson Medical, Education & Research Foundation, LLP — Patent Infringement

The Company received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001, against the Company and other defendants.  The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns.  The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology.

Unaudited update: On March 7, 2002, the Company was served with the Lemelson Foundation complaint.  Additionally, the judge in this case has indicated that he intends to stay this case as to any defendant whose alleged infringement concerns only those patents relating to machine vision technology and bar coding technology, pending resolution of the Symbol Technologies v. Lemelson case, which involves the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time.

Interactive Flight Technologies, Inc.

On June 8, 1998, Interactive Flight Technologies, Inc. filed a lawsuit against Avnet, Inc. in the Superior Court of Maricopa County, Arizona seeking an award for direct and consequential damages arising from the Company’s sale of allegedly defective hard disk drives to Avnet for inclusion in an in-flight entertainment system manufactured by Interactive Flight. The Company purchased the hard disk drives from Integral Peripherals, Inc., the manufacturer, through its distributor, Bell Microsystems, Inc. Integral has since declared bankruptcy and was not a party to this lawsuit. On June 8, 1999, Avnet filed a cross claim against the Company seeking indemnification.

All parties entered into a settlement agreement that settled all claims between them. Under the terms of the settlement, the Company made a total payment of $1,810,000 to Interactive Flight and the other parties. On January 23, 2001, the court entered its Order of Dismissal dismissing all remaining claims between the parties.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement.

Lease Commitments

As discussed in Note 3, the Company leases its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of the Company. In addition, the Company leases from unaffiliated third parties under capital leases, manufacturing equipment with initial noncancellable lease terms ranging from 4 to 5 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows:

	Capital Leases	Operating Leases (Related Party)
2002	$466,000	$603,000
2003	115,000	603,000
2004	—	603,000
2005	—	217,000
Net minimum lease payments	581,000	$2,026,000
Less, amounts representing interest	(27,000)
Present value of future minimum capital lease obligations	554,000
Less, current portion	(441,000)
Capital lease obligations, less current portion	$113,000

Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $783,000, $772,000 and $802,000, respectively, inclusive of related party balances.

Repurchase Agreements

The Company is contingently liable at December 31, 2001, to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory would be repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The amount of potential product returns is estimated and provided for in the period of the sale for financial reporting purposes. As of December 31, 2001, the Company has never been required to repurchase inventory in connection with the customer default agreements noted above. However, there can be no assurance that the Company will not be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $1,100,000, $2,700,000 and $2,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

401(k) Plan

The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2001, 2000 and 1999, the Company made matching contributions of approximately $424,000, $369,000 and $339,000, respectively.

Company Stock Buy Back

In September 2001, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 1,800,000 shares of the Company’s common stock over an 18-month period. The shares may be purchased from time to time, at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions and other considerations, until March 31, 2003.  During fiscal 2001, the Company repurchased 72,500 shares of its common stock for a total of $92,000 under this program. Shares of common stock repurchased have been returned to the status of authorized but unissued shares of common stock and may be issued by the Company in the future.

10.          Stock Option Plan:

The 2000 Stock Incentive Plan (the “Plan”) is intended to serve as the successor equity incentive program to the 1996 Stock Option Plan (the “Predecessor Plan”). The Plan was adopted by the Company’s board of directors and approved by its shareholders in June 2000. In September 2000, the Plan became effective, and all outstanding options under the Predecessor Plan were transferred into the Plan. No further option grants will be made under the Predecessor Plan. The transferred options will continue to be governed by their existing terms, unless the compensation committee of the Board of Directors elects to extend one or more features of the Plan to those options.

The Plan provides for the direct sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. The compensation committee of the Board of Directors has the authority to determine the time or times at which options become exercisable under the Plan. Options expire within a period of not more than ten years from the date of grant.

On October 29, 2002, the compensation committe of the Board of Directors authorized the Company to implement an option exchange program pursuant to which the Company's current employees, including executive officers, were given the opportunity to exchange their outstanding options to purchase shares of the Company's common stock for new stock options for the same number of shares to be granted to them at a later date. At the conclusion of the option exchange program on December 20, 2001, the Company accepted for exchange and cancelled options to purchase an aggregate of 2,309,500 shares of the Company's common stock. As a result, the Company expects to issue new replacement options under the Plan for 2,309,500 shares of common stock on or after June 21, 2002 in exchange for those cancelled options. The exercise price of each replacement option will be equal to the closing price per share of the Company's common stock on the new grant date.

At December 31, 2001, the Plan provided for the issuance of up to 8,535,911 shares of common stock, including 2,777,471 shares subject to options transferred from the Predecessor Plan. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Balances at 12/31/98	3,026,865	$1.07
Granted	518,960	$1.18
Exercised	—	$—
Canceled	(160,764)	$1.11

Balances at 12/31/99	3,385,061	$1.08
Granted	3,569,000	$10.97
Exercised	(607,641)	$1.11
Canceled	(77,949)	$11.00

Balances at 12/31/00	6,268,471	$6.58
Granted	1,583,550	$2.60
Exercised	(672,057)	$1.08
Canceled	(3,434,850)	$9.95

Balances at 12/31/01	3,745,114	$2.78

Exercisable at 12/31/99	3,113,069	$1.06
Exercisable at 12/31/00	2,658,820	$1.07
Exercisable at 12/3101	2,044,720	$1.80

At December 31, 2001, 5,041,981 options were available for grant under the Plans.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.06 to $1.18	1,886,939	$1.07	4.73	1,864,020	$1.07
$1.50 to $2.51	366,875	1.79	9.72	—	—
$2.74	912,900	2.74	9.33	—	—
$3.38	134,500	3.38	9.17	4,400	3.38
$6.50 to $8.13	115,000	7.77	8.77	95,000	8.04
$11.00	328,900	11.00	8.75	81,300	11.00
	3,745,114			2,044,720

No compensation expense was recorded as a result of stock options granted to employees through December 31, 1998 or in the years ended December 31, 2001 and 2000 as the fair market value approximated the per share exercise price of the respective options granted. With respect to options granted to employees in 1999, there were 446,459 shares under options granted in January 1999 with an estimated fair market value of $1.58 per share, 65,910 granted in April 1999 and 6,591 granted in May 1999 with an estimated fair market value of $2.37 per share, all of which were granted at an exercise price of $1.18 per share. The difference between the exercise price and the fair market value at the date of grant of $262,000 is accounted for as unearned compensation and is being amortized to expense over the related service period. The Company recorded a total of approximately $47,000, $79,000 and $120,000 as compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively, related to options granted to employees.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its Plan other than that described above. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the years ended December 31, 2001, 2000 and 1999 would have resulted in the pro forma amounts below:

	Year Ended December 31,
	2001	2000		1999
Income before income taxes, as reported	$3,877,000	$28,198,000		$11,985,000
Additional compensation expense per SFAS No. 123	(3,992,000)	(946,000)		(107,000)
Pro forma (loss) income before (benefit) provision for income taxes	(115,000)	27,252,000		11,878,000
Pro forma (benefit) provision for income taxes	(45,000)	2,649,000		(513,000)
Pro forma net (loss) income	$(70,000)	$24,603,000		$12,391,000
Net income as reported	$2,340,000	$17,315,000	(a)	$7,431,000	(a)
Basic net (loss) income per share:
Pro forma	$—	$0.76		$0.40
As reported	$0.06	$0.53	(a)	$0.24	(a)
Diluted net (loss) income per share:
Pro forma	$—	$0.71		$0.38
As reported	$0.06	$0.50	(a)	$0.23	(a)
Weighted average shares outstanding:
Basic	38,126,687	32,393,218		30,601,027
Diluted	39,435,505	34,593,678		32,657,993

(a) Pro forma (Note 2).

The fair value of each option grant under the Predecessor Plan was estimated on the date of the grant using the minimum value method as the Company was a nonpublic entity while this plan was in effect. This value was the current stock price less the present value of the exercise price for a stock that does not pay dividends. The assumptions used for the period from January 1, 2000 through the date of the Company’s initial public offering on September 28, 2000 and for the years ended December 31, 1999 and 1998 were as follows: the risk-free interest rate ranged from 4.39% to 6.41%; generally the exercise price was equal to the fair market value of the underlying common stock at the grant date after consideration of any related unearned compensation recorded in the consolidated financial statements; the expected life of the option is 5 years; the forfeiture rate is estimated at 8.0%; and the common stock is not expected to pay dividends.

The fair value of each option grant under the 2000 Stock Incentive Plan and subsequent to the Company’s 2000 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the period from September 28, 2000 through December 31, 2001, were as follows: the risk-free interest rate ranged from 5.73% to 5.92%; generally the exercise price was equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is 5 years; the forfeiture rate is estimated at 8.0%; expected volatility is estimated to be 65% and the common stock is not expected to pay dividends.

The weighted average grant date fair value per share of shares under option was $1.47, $5.32 and $3.27 for the years ended December 31, 2001, 2000 and 1999, respectively.

11.          Segment Information:

The Company designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high-performance computing, networking and communications, consumer electronics and industrial applications. The Company provides memory solutions for two reportable operating segments, Industrial and Commercial, based on dynamic random access memory, static random access memory and Flash memory technologies. The accounting policies for each of the reportable operating segments are the same as those described in Note 2.

The Company uses net sales and gross profit as the basis for evaluating the performance of its operating segments. The Company does not allocate operating expenses, interest or income taxes to operating segments. Due to the similarity of products manufactured for customers within each operating segment, the Company does not maintain separate records to identify assets by operating segment.

                Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$48,037,000	$116,204,000	$164,241,000	$144,178,000	$164,138,000	$308,316,000	$49,601,000	$142,992,000	$192,593,000
Cost of revenues	33,818,000	93,873,000	127,691,000	105,650,000	134,314,000	239,964,000	35,018,000	117,725,000	152,743,000
Gross profit	$14,219,000	$22,331,000	$36,550,000	$38,528,000	$29,824,000	$68,352,000	$14,583,000	$25,267,000	$39,850,000

For the years ended December 31, 2001, 2000 and 1999, international sales comprised 16%, 13% and 15% of the Company’s revenues, respectively.  During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped domestically to the Company’s foreign customers.

12.          Selected Quarterly Financial Data (unaudited):

	Quarter Ended
	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Fiscal Year Ended December 31, 2001
Net revenues	$58,715,000	$36,768,000	$33,177,000	$35,581,000
Gross profit	15,462,000	5,619,000	5,651,000	9,818,000
Income (loss) from operations	6,149,000	(3,589,000)	(1,744,000)	1,666,000
Net income (loss)	$3,959,000	$(1,934,000)	$(843,000)	$1,158,000
Net income (loss) per share:
Basic	$0.10	$(0.05)	$(0.02)	$0.03
Diluted	$0.10	$(0.05)	$(0.02)	$0.03

	Quarter Ended
	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Fiscal Year Ended December 31, 2000
Net revenues	$57,835,000	$75,136,000	$84,879,000	$90,466,000
Gross profit	12,822,000	16,913,000	18,470,000	20,147,000
Income from operations	5,171,000	7,001,000	7,640,000	9,544,000
Pro forma net income	$3,029,000	$4,019,000	$4,324,000	$5,943,000
Pro forma net income per share:
Basic	$0.10	$0.13	$0.14	$0.16
Diluted	$0.10	$0.12	$0.13	$0.15

	Quarter Ended
	Mar. 31, 1999	Jun. 30, 1999	Sept. 30, 1999	Dec. 31, 1999
Fiscal Year Ended December 31, 1999
Net revenues	$41,951,000	$41,327,000	$53,007,000	$56,308,000
Gross profit	7,191,000	7,736,000	13,102,000	11,821,000
Income from operations	1,199,000	1,424,000	7,310,000	4,180,000
Pro forma net income	$458,000	$566,000	$4,250,000	$2,157,000
Pro forma net income per share:
Basic	$0.01	$0.02	$0.14	$0.07
Diluted	$0.01	$0.02	$0.13	$0.07

13.          Subsequent Events (unaudited):

Acquisition of Irvine Networks

In January 2002, the Company completed a $2.3 million acquisition of the assets, including intellectual property, of Irvine Networks and hired their engineering staff.  The on-

going operation has become the Xiran Division of the Company.  For the past two-and-a-half years, Irvine Networks has been developing innovative content processing technology for Web-based server platforms.  The effort is in the final stages of developing a working prototype.  The completed products, incorporating the Company’s patented memory stacking technology, is expected to be inserted into Web-based servers to enable the faster transmission of files.

REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED

FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

SimpleTech, Inc.

Our audits of the consolidated financial statements of SimpleTech, Inc. referred to in our report dated January 31, 2002 appearing in this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Orange County, California

January 31, 2002

S-1

SimpleTech, Inc.

Schedule II-Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 1999, 2000 and 2001

	Accounts Receivable Allowances	Inventory Valuation Allowances
Balance, December 31, 1998	$726,000	$1,490,000
Charged to operations	486,000	1,214,000
Write-offs	(440,000)	(624,000)
Balance, December 31, 1999	772,000	2,080,000
Charged to operations	1,253,000	2,940,000
Write-offs	(1,053,000)	(893,000)
Balance, December 31, 2000	972,000	4,127,000
Charged to operations	2,543,000	759,000
Write-offs	(2,435,000)	(3,596,000)
Balance, December 31, 2001	$1,080,000	$1,290,000

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 12th day of March, 2002.

SimpleTech, Inc.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Manouch Moshayedi	Chief Executive Officer and and Chairman of the Board of Directors	March 12, 2002
Manouch Moshayedi

/s/ Mike Moshayedi	President and Director	March 12, 2002
Mike Moshayedi

/s/ Mark Moshayedi	Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 12, 2002
Mark Moshayedi

/s/ Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 12, 2002
Dan Moses

/s/ F. Michael Ball	Director	March 12, 2002
F. Michael Ball

/s/ Thomas A. Beaver	Director	March 12, 2002
Thomas A. Beaver

/s/ Mark R. Hollinger	Director	March 12, 2002
Mark R. Hollinger

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Articles of Incorporation
3.1.1*	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000
3.1.2‡	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.
3.2*	Amended and Restated Bylaws
4.1*	See Exhibits 3.1 and 3.2, for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.
4.2*	Specimen Stock Certificate
10.1*	Amended and Restated Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.2*	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.3*	Credit Agreement, dated August 3, 1999, between SimpleTech, Inc. and Comerica Bank
10.4*	Security Agreement, dated August 3, 1999, by SimpleTech, Inc. and Comerica Bank
10.5*	First Amendment to Credit Agreement, dated as of December 29, 1999, by and between Comerica Bank and SimpleTech, Inc.
10.6*	Second Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.7*	Third Amendment to Credit Agreement, dated as of May 19, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.8*	Fourth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.9*	Fifth Amendment to Credit Agreement, dated as of June 27, 2000, by and between Comerica Bank and SimpleTech, Inc.
10.10**†	2000 Stock Incentive Plan (as amended and restated)
10.11**†	2000 Employee Stock Purchase Plan (as amended and restated)
10.12*	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers
10.13*†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)
10.14*	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.
10.15*	Equipment Lease, dated June 1, 1996, by and between MDC Land Corporation and SimpleTech, Inc.
10.16*	Equipment Lease, dated September 1, 1996, by and between MDC Land Corporation and SimpleTech, Inc.
10.17*	Equipment Lease, dated October 1, 1996, by and between MDC Land Corporation and SimpleTech, Inc.
10.18*	Equipment Lease, dated January 1, 1997, by and between MDC Land Corporation and SimpleTech, Inc.
10.19*	Equipment Lease, dated February 1, 1997, by and between MDC Land Corporation and SimpleTech, Inc.
10.20*	Equipment Lease, dated April 1, 1997, by and between MDC Land Corporation and SimpleTech, Inc.
10.21*	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.
21.1	List of Subsidiaries of SimpleTech, Inc.
23.1	Consent of PricewaterhouseCoopers LLP

*              This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.

‡                              This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001, with the Securities and Exchange Commission on May 14, 2001, and is incorporated by reference herein.

**           This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-8 with the Securities and Exchange Commission on February 9, 2001, and is incorporated by reference herein.

†              Indicates a management contract or compensatory arrangement.