Form 10-Q
period 2002-03-31
SIMPLETECH INC
filed 2002-05-03
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐   TRANSITION REPORT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 000-31623

SIMPLETECH, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA	33-0399154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Daimler Street, Santa Ana, CA	92705-5812
(Address of principal executive offices)	(Zip Code)

(949) 476-1180
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No     ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of March 31, 2002 was 38,406,829.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2002

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$44,857	$51,831
Accounts receivable, net of allowances of $1,110 at March 31, 2002 and $1,080 at December 31, 2001	16,704	12,062
Inventory, net	19,277	9,843
Deferred income taxes	786	786
Other current assets	2,043	4,474
Total current assets	83,667	78,996
Furniture, fixtures and equipment, net	10,347	9,127
Goodwill	835
Deferred income taxes	587	587
Total assets	$95,436	$88,710

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$16,045	$10,320
Current maturities of long-term debt	580	741
Current maturities of capital lease obligations	429	441
Accrued and other liabilities	3,690	2,951
Total current liabilities	20,744	14,453
Long-term debt	240	271
Capital lease obligations	18	113
Total liabilities	21,002	14,837

Shareholders' Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,406,829 shares issued and outstanding as of March 31, 2002; 38,272,050 shares issued and outstanding as of December 31, 2001	38	38
Additional paid-in capital	65,723	65,484
Unearned stock based compensation	(6)	(15)
Retained earnings	8,679	8,366
Total shareholders' equity	74,434	73,873
Total liabilities and shareholders’ equity	$95,436	$88,710

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Net revenues	$50,952	$58,715
Cost of revenues	39,476	43,253
Gross profit	11,476	15,462
Sales and marketing	4,837	5,280
General and administrative	3,031	2,976
Research and development	1,938	1,057
Non-recurring in-process research and development	1,360	—
Total operating expenses	11,166	9,313
Income from operations	310	6,149
Interest and other, net	(209)	(416)
Income before provision for income taxes	519	6,565
Provision for income taxes	206	2,606
Net income	$313	$3,959

Net income per share:
Basic	$0.01	$0.10
Diluted	$0.01	$0.10

Weighted average shares outstanding:
Basic	38,329	38,095
Diluted	40,575	39,611

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flow from operating activities:
Net income	$313	$3,959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	836	864
Loss on sale of furniture, fixtures and equipment	59	6
Accounts receivable provisions	331	552
Inventory excess and obsolescence expense	355	—
In-process research and development	1,360	—
Compensation related to stock options vesting	9	11
Change in operating assets and liabilities:
Accounts receivable	(4,973)	6,080
Inventory	(9,789)	9,230
Other current assets	2,431	136
Accounts payable	5,725	(15,727)
Accrued and other liabilities	739	1,733
Net cash (used in) provided by operating activities	(2,604)	6,844

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(2,206)	(1,755)
Proceeds from sale of furniture, fixtures and equipment	191	159
Acquisition of business	(2,295)	—
Net cash used in investing activities	(4,310)	(1,596)

Cash flows from financing activities:
Repayment of borrowings from banks	(192)	(184)
Payment on capital lease obligations	(107)	(248)
Proceeds from issuance of common stock	239	833
Net cash (used in) provided by financing activities	(60)	401

Net (decrease) increase in cash	(6,974)	5,649
Cash and cash equivalents at beginning of period	51,831	33,747
Cash and cash equivalents at end of period	$44,857	$39,396

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2002 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC.  The December 31, 2001 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001.  The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Use of Estimates

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

Note 3 – Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. For the quarters ended March 31, 2002 and 2001, potentially dilutive securities consisted solely of options and resulted in potential common shares of 2,246,195 and 1,516,333, respectively.

Note 4 – Supplemental Balance Sheet Information

Inventory consists of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$10,769	$5,421
Work-in-progress	1,042	927
Finished goods	8,758	4,785
	20,569	11,133
Valuation allowances	(1,292)	(1,290)

Inventory, net	$19,277	$9,843

Furniture, fixtures and equipment consist of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Furniture and fixtures	$318	$299
Equipment	22,778	21,557
	23,096	21,856
Accumulated depreciation	(12,749)	(12,729)

Furniture, fixtures and equipment, net	$10,347	$9,127

Note 5 – Item 1.  Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K filed with the SEC in March 2002 under the heading “Legal Proceedings” for a discussion of litigation involving the Company relating to (i) patent litigation with DPAC Technologies, Inc. and (ii) patent litigation with Lemelson Medical, Education & Research Foundation, LLP.

DPAC Technologies, Inc. – Patent Litigation

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgement finding DPAC did not infringe the Company’s patent. The appeals court affirmed the final judgement on March 7, 2002.

On October 17, 2000, the Company received a reissue patent of the 5,514,907 patent from the U.S. Patent and Trademark Office. The reissue patent is U.S. Patent No. Re. 36,916.

On February 21, 2001, the Company filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking reissue patent, U.S. Patent No. Re. 36,916. The Company is seeking damages and an injunction against infringement of the Company’s patent by DPAC. On March 13, 2001, DPAC filed an answer to the Company’s complaint denying the Company’s claim of infringement, and asserted a defense of patent invalidity against the Company’s IC Tower stacking reissue patent. In addition, DPAC counterclaimed alleging misappropriation of unspecified technology and the sale of products by the Company incorporating such technology alleged to have been misappropriated.  No trial date has been set.

Lemelson Medical, Education & Research Foundation, LLP – Patent Infringement

The Company received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001, against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time.

Note 6 – Segment Information:

The Company designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications.  The Company provides both technology solutions for two reportable operating segments, Industrial (formerly termed original equipment manufacturer or OEM) and

Commercial (formerly termed Aftermarket), based on dynamic random access memory (DRAM), static random access memory (SRAM) and Flash memory technologies.

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

Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
	(in thousands)
Net revenues	$7,327	$43,625	$50,952	$24,887	$33,828	$58,715
Cost of revenues	5,078	34,398	39,476	15,748	27,505	43,253
Gross profit	$2,249	$9,227	$11,476	$9,139	$6,323	$15,462

For the quarters ended March 31, 2002 and 2001, international sales comprised 12.0% and 15.6%, of the Company’s revenues, respectively.  During these periods, no single foreign country accounted for more than 10.0% of total revenues.  All international sales during these periods were shipped from the Company’s domestic warehouse to foreign customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain statements in this report, including statements regarding the Company’s strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections.  These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Reports on Form 10-K, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Overview

SimpleTech, Inc., originally incorporated in 1990 as Simple Technology, Inc., is a technology solutions provider offering products based on DRAM, SRAM and Flash memory technologies. Headquartered in Santa Ana, California, the company is a leader in the design, development, manufacturing and marketing of memory solutions. In addition, we offer a line of high-density memory products using our three-dimensional IC Tower stacking technology that allows multiple memory chips to be stacked together to increase the capabilities of memory modules without increasing the product footprint.  Our products are used in high-performance computing, networking and communications, consumer electronics and industrial applications.

As a result of increased demand for consumer electronics and high-density memory products used in Internet infrastructure and embedded applications, the percentage of our revenues derived from the sales of Flash memory and IC Tower stacking products increased from 13.0% in 1998 to 20.8% in 1999 and

40.2% in 2000.  However, due to the softening macro-economic conditions and excess inventory levels at our Industrial Division customers in 2001 and the first quarter of 2002, the percentage of our revenue derived from the sale of Flash memory and IC tower stacking products decreased from 40.2% in 2000 to 34.1% in 2001 and 25.4% in the first quarter of 2002. In the first quarter of 2002, our highest profit margin products were our IC Tower stacking products.

We sell our products through our Industrial and Commercial Divisions.  Our Industrial Division was created in late 1998 to enhance the marketing of our products to original equipment manufacturers, or OEMs.  Our Commercial Division sells our products through the following five channels:  value added reseller, or VAR, mail order, commercial and industrial distribution, and retail. After experiencing year-over-year total revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, both our Industrial and Commercial Division revenues were negatively impacted in 2001 due to softening macro-economic conditions and severe declines in the price of DRAM and Flash components, which resulted in significantly lower average selling prices.  In addition, our Industrial Division revenues in 2001 were further impacted by a build-up of inventory by our communications and networking customers during 2000.  We do not expect Industrial Division customer inventory levels to return to normal levels until at least the second half of 2002.  In 2001, our Industrial Division revenues declined 66.7% and our Commercial Division revenues declined 29.2%.  Our total revenues and earnings bottomed in the third quarter of 2001 with total revenues growing 7.2% sequentially in the fourth quarter of 2001 and 43.2% sequentially in the first quarter of 2002.  In 2001, our Commercial Division significantly expanded our retail presence through the addition of new customers, such as Sam’s Club and Circuit City.  Commercial Division units shipped increased 42.7% from 2000 to 2001.  However, Commercial Division units shipped decreased 10.7% from the fourth quarter of 2001 to the first quarter of 2002.  This reduction in units shipped relates directly to price elasticity that resulted from the increase in the average selling price of Commercial Division products.  The increase in average selling price resulted from higher DRAM component prices.  Industrial Division units shipped increased 22.0% from the fourth quarter of 2001 to the first quarter of 2002.  The increase in Industrial Division units shipped was primarily due to several Industrial Division customers in the networking and telecom industries placing orders after several quarters of inactivity and the shipment of first orders to new Industrial Division customers in the casino gaming, in-flight information and entertainment, and defense industries.  In 2000, 2001 and for the first quarter of 2002, our highest profit margin division was our Industrial Division.  Although we began tracking revenues and gross margins on a divisional basis in 1999, we have not tracked, and do not intend to track, operating expenses on a divisional basis.

Constraint measures enacted by major DRAM manufacturers during the second half of 2001, including the closing of fab lines and consolidation among these manufacturers, have contributed to DRAM prices more than tripling from November 2001 to April 2002.  We believe that such supply constraint measures could translate into firmer DRAM component prices and increased average selling prices, revenues and gross profit in the second half of 2002.

Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 58.1% of our total revenues in the first quarter of 2002 and 57.5% of our total revenues in the first quarter of 2001.  Our ten largest Industrial Division customers accounted for an aggregate of 88.5% of our Industrial Division revenues or 12.7% of our total revenues in the first quarter of 2002 and 80.5% of our Industrial Division revenues or 34.1% of our total revenues in the first quarter of 2001.  No Industrial Division customer accounted for more than 10.0% of our total revenues in the first quarter of 2002.  Our largest Industrial Division customer in the first quarter of 2001, Unisys, accounted for 33.6% of our Industrial Division revenues or 14.6% of our total revenues.

Our ten largest Commercial Division customers accounted for an aggregate of 60.3% of our Commercial Division revenues or 51.6% of our total revenues in the first quarter of 2002 and 57.9% of our Commercial Division revenues or 33.3% of our total revenues in the first quarter of 2001. Our largest Commercial Division customer in each of the first quarters of 2002 and 2001, CDW Computer Centers, accounted for 24.8% of our Commercial Division revenues or 21.2% of our total revenues in the first quarter of 2002 and 29.7% of our Commercial Division revenues or 17.1% of our total revenues in the first quarter of 2001. Other than Unisys in the first quarter of 2001 and CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in each of the first quarters of 2002 or 2001. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ products.

International sales of our products constituted 12.0% of our revenues for the first quarter of 2002 and 15.6% of our revenues for the first quarter of 2001.  No single foreign country accounted for more than 10.0% of our revenues in each of the first quarters of 2002 or 2001. During each of the first quarters of 2002 and 2001, over 95.0% of our international sales were denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become more expensive, which could result in a reduction of sales in a particular country. In addition, we purchase substantially all of the integrated circuit (“IC”) components used in our products from local distributors of Japanese, Korean and Taiwanese suppliers. Although our purchases of IC components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC components. Our international sales also could be adversely affected by risks including regulatory risks, tariffs and other trade barriers.

In the past we have been impacted by seasonal purchasing patterns resulting in higher sales in the third and fourth quarters of each year. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, if revenues are lower than expected in any given period, our results of operations could be harmed.

Revenues are recognized at the time of shipment. A majority of our sales through commercial channels include limited rights to return unsold inventory.  Such returns are estimated and recorded as a reduction of net revenues at the time of sale.  In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. We had inventory write-downs of approximately $355,000 in the first quarter of 2002.  We did not have any inventory write-downs in the first quarter of 2001.  We also have price protection agreements with a number of our Commercial Division customers in which we retain limited liability for price declines related to unsold inventory. If we reduce the list price of our products, these customers may receive credits from us.  Such credits are estimated and recorded as a reduction of net revenues at the time of issuance.  We incurred price protection charges of approximately $297,000 in first quarter of 2002 and $295,000 in the first quarter of 2001.  In addition, we have rebate agreements with a number of our Commercial Division customers in which we make payments to our customers’ end-users for a portion of their purchase price.  Such rebates payments are estimated and recorded as a reduction of net revenues at the time of sale.  We incurred rebate expenses of approximately $351,000 in the first quarter of 2002.  We did not have any rebate expenses in the first quarter of 2001.

Results of Operations – Comparison of the first quarter of 2002 to the first quarter of 2001

Net Revenues.  Our revenues were $51.0 million in the first quarter of 2002, compared to $58.7 million in the same period in 2001.  Revenues declined 13.1% due to a 36.0% decline in average sales price from $89 in the first quarter of 2001 to $57 in the first quarter of 2002, partially offset by a unit volume increase of 34.9% from 662,000 units in the first quarter of 2001 to 893,000 in the first quarter of 2002.  The decrease in our average sales price resulted from lower DRAM and Flash component prices in the first quarter of 2002 compared to the first quarter of 2001.  Stronger demand for our products by both our Industrial and Commercial Division customers led to the overall unit volume increase, comprising of unit volume increases of 18.0% for standard memory products, 94.9% for Flash products and 5.3% for IC Tower stacking products, partially offset by a unit volume decrease of 31.1% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Industrial Division revenues declined 70.7% from $24.9 million in the first quarter of 2001 to $7.3 million in the first quarter of 2002. Industrial Division unit volume increased 26.4% during this period and Industrial Division average sales price decreased from $200 in the first quarter of 2001 to $47 in the first quarter of 2002.  This decrease in average sales price resulted primarily from lower DRAM and Flash component prices in the first quarter of 2002 compared to the first quarter of 2001.  Our Commercial Division revenues increased 29.0% from $33.8 million in the first quarter of 2001 to $43.6 million in the first quarter of 2002. Commercial Division revenues increased due to an increase in unit volume of 36.8%, partially offset by a decrease in average sales price from $63 in the first quarter of 2001 to $59 in the first quarter of 2002.  The increase in unit volume for our Commercial Division resulted from an increase in units shipped to the retail channel including shipments to new customers such as Sam’s Club and Circuit City.

Our combined backlog was $8.2 million as of March 31, 2002, consisting of $7.5 million for the Industrial Division and $729,000 for the Commercial Division.  Our combined backlog was $8.0 million as of March 31, 2001, consisting of $7.4 million for the Industrial Division and $600,000 for the Commercial Division.  Commercial Division backlog is typically nominal since substantially all Commercial Division customer orders are filled on a same-day or next-day basis. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

Gross Profit.  Our gross profit was $11.5 million in the first quarter of 2002, compared to $15.5 million in the same period in 2001.  Gross profit as a percentage of revenues was 22.5% in the first quarter of 2002, compared to 26.3% in the same period in 2001. Gross profit for our Industrial Division as a percentage of revenues was 30.7% in the first quarter of 2002, compared to 36.7% in the first quarter of 2001.  This decrease in gross profit as a percentage of revenues for our Industrial Division resulted primarily from a negative product mix shift.  Gross profit as a percentage of revenues for our Commercial Division was 21.2% in the first quarter of 2002, compared to 18.7% in the first quarter of 2001.  This increase in gross profit as a percentage of revenues for our Commercial Division resulted from a positive shift towards higher margin Commercial Division sales channels.

Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.8 million in the first quarter of 2002, compared to $5.3 million in the same period in 2001. Sales and marketing expenses as a percentage of revenues were 9.4% in the first quarter of 2002, compared to 9.0% in the same period in 2001.

General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.0 million in each of the first quarters of 2002 and 2001. General and administrative expenses as a percentage of revenues were 5.9% in the first quarter of 2002 and 5.1% in the first quarter of 2001.

Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.9 million in the first quarter of 2002, compared to $1.1 million in the same period in 2001. Research and development expenses as a percentage of revenues were 3.7% in the first quarter of 2002, compared to 1.9% in the same period in 2001. The increase in research and development expenses resulted from $1.1 million in expenditures related to our Xiran Division, established as a result of our acquisition of the assets of Irvine Networks in January 2002.  The Xiran Division is developing innovative content processing technology for Web-based server platforms. As a result of increased research and development expenses for the Xiran Division, total research and development expenses are expected to increase significantly in 2002 to approximately $8 to $9 million.

Non-recurring In-process Research and Development.  We did not have non-recurring in-process research and development expenses in the first quarter of 2001.  Non-recurring in-process research and development expenses were $1.4 million in the first quarter of 2002 and related to our acquisition of Irvine Networks in January 2002.

Interest and Other, Net.  Interest and other, net was $209,000 in the first quarter of 2002 and $416,000 in the first quarter of 2001.  Interest expense is comprised of interest related to equipment financing. Interest expense was $30,000 in the first quarter of 2002, compared to $63,000 in the same period in 2001.  Interest income is comprised of interest earned on our cash and cash equivalents.  Interest income was $239,000 in the first quarter of 2002 and $479,000 in the first quarter of 2001.  This decrease in interest income resulted from lower interest rates in the first quarter of 2002 compared to the first quarter of 2001, partially offset by a higher average cash balance in the first quarter of 2002 compared to the first quarter of 2001.

Provision for Income Taxes. The provision for income taxes was $206,000 in the first quarter of 2002 and $2.6 million in the first quarter of 2001.  As a percentage of income before provision for income taxes, provision for income taxes was 39.7% in the each of the first quarters of 2002 and 2001.

Net Income.  Net income was $313,000 in the first quarter of 2002 and $4.0 million in the first quarter of 2001.

Liquidity and Capital Resources

As of March 31, 2002, we had working capital of $62.9 million including $44.9 million of cash and cash equivalents. As of December 31, 2001, we had working capital of $64.5 million including $51.8 million of cash and cash equivalents.  We had no outstanding principal balance under our $27.5 million line of credit with Comerica Bank at March 31, 2002 and December 31, 2001.  There is no unused line fee under our line of credit agreement with Comerica Bank.  Comerica Bank has the option to reduce our availability under the line of credit to an amount between $15.0 million to $20.0 million as determined by their sole and absolute discretion.  To date, availability under our line of credit has remained at $27.5 million.  Current assets were 4.0 times current liabilities at March 31, 2002, compared to 5.5 times current liabilities at December 31, 2001.

Net cash used in operating activities was $2.6 million in the first quarter of 2002 and resulted primarily from an increase in net accounts receivable of $4.6 million and net inventory of $9.4 million, partially offset by an increase in accounts payable of $5.7 million and a decrease in other assets of $2.4 million.  Accounts receivable, inventory and accounts payable levels increased due to the 43.2% sequential increase in revenues.

Net cash used in investing activities was $4.3 million in the first quarter of 2002, attributable primarily to $2.2 million in purchases of furniture, fixtures and equipment and $2.3 million related to the acquisition of Irvine Networks in January 2002.  We expect to spend approximately $8.0 to $10.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash used in financing activities was $60,000 in the first quarter of 2002 and resulted from payments of $299,000 related to equipment loans and capital lease obligations, partially offset by the receipt of $239,000 in proceeds from the issuance of common stock.

In prior years, we entered into several capital leases and loans to finance manufacturing and testing equipment. Our obligations under capital leases were $447,000 on March 31, 2002 and $554,000 on December 31, 2001, with interest rates ranging from 8.1% to 9.6% per annum. Our equipment financing loan balances were $820,000 on March 31, 2002 and $1.0 million on December 31, 2001, with interest rates ranging from 7.5% to 9.1% per annum.  One of the equipment note payable agreements contains various nonfinancial covenants that, among other things, limit distributions and dividends to our shareholders without the prior written consent of the lender, and requires the equipment to remain unencumbered by other liens. As of March 31, 2002, we were in compliance with all covenants under the equipment note payable agreements.

We believe that our current assets, including cash and cash equivalents, availability under our line of credit and expected cash flow from operations will be sufficient to fund our operations for the next 12 months.  Thereafter, we may require additional sources of funds to continue to support our business.  Such funds, if needed, may not be available or may not be available on terms acceptable to us.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first quarter of 2002 or the first quarter of 2001.

Irvine Networks, LLC

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

•                     Allowances for doubtful accounts, price protection and rebates—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us.  We also maintain allowances for rebates related to payments we make to certain of our customers' end-users for a portion of their purchase price.  We estimate the impact of such pricing changes and rebates on a regular basis and adjust our allowances accordingly.

•                     Product returns—We offer a majority of our customers that purchase products through our commercial channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience and actual results have been within our expectations.

•                     Income taxes—As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded.

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

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. In the fourth quarter of 2000 and in 2001, a semiconductor downturn negatively impacted our average selling prices, revenues and earnings.  Constraint measures enacted by major DRAM manufacturers during the second half of 2001, including the closing of fab lines and consolidation among these manufacturers, have contributed to DRAM component prices more than tripling from November 2001 to April 2002.  The increase in DRAM component prices had a positive impact on our revenues from the fourth quarter of 2001 to the first quarter of 2002.  Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs.  Such shortages could have a material adverse effect on our business and operating results.

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

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues.  Historically, a relatively small number of customers have accounted for a significant percentage of our revenues.  Our ten largest Industrial Division customers accounted for an aggregate of 71.0% of our Industrial Division revenues or 20.8% of our total revenues in 2001 and 90.3% of our Industrial Division revenues or 12.7% of our total revenues in the first quarter of 2002. In 2001, Unisys accounted for 37.6% of our Industrial Division revenues or 11.0% of our total revenues.  No Industrial Division customer accounted for more than 10.0% of our total revenues in the first quarter of 2002.

Our ten largest Commercial Division customers accounted for an aggregate of 61.6% of our Commercial Division revenues or 43.6% of our total revenues in 2001 and 60.1% of our Commercial Division revenues or 51.6% of our total revenues in the first quarter of 2002.  CDW Computer Centers was our largest Commercial Division customer in 2001 and in the first quarter of 2002. CDW Computer Centers accounted for 27.9% of our Commercial Division revenues or 19.7% of our total revenues in 2001 and 24.7% of our Commercial Division revenues or 21.2% of our total revenues in the first quarter of 2002.  No other Commercial Division customer accounted for more than 10.0% of our total revenues in 2001 or in the first quarter of 2002.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 79.8% of our common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $355,000 in the first quarter of 2002. In addition, we offer some of our Commercial Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $297,000 in the first quarter of 2002.  In addition, we have rebate agreements with a number of our Commercial Division customers in which we make payments to our customers’ end-users for a portion of their purchase price.  We incurred rebate expenses of approximately $351,000 in the first quarter of 2002.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2002, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $189,000 in the first quarter of 2002.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 12.0% of our revenues in the first quarter of 2002.  No single foreign country accounted for more than 10.0% of our revenues in the first quarter of 2002.  For the first quarter of 2002, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our revenues may fluctuate and our results of operations could be harmed due to the seasonality of our business.

Sales of our products in the consumer electronics market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the first, third and fourth quarters of each year and lower sales occurring in the second quarter of each year.  Sales of our products are typically positively impacted by increased purchasing of memory upgrades related to computing and consumer electronic products purchased during the Christmas season in the first quarter, back-to-school season computing and consumer electronics purchases during the third quarter and Christmas season computing and consumer electronics purchases during the fourth quarter.  Our ability to adjust our short-term operating expenses in response to fluctuations in seasonal revenues is limited. As a result, if seasonal revenues are lower than expected in any given period, our results of operations could be harmed.

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

At March 31, 2002, our cash and cash equivalents were $44.9 million and our variable rate debt, consisting of term loan borrowing, was $820,000.  We have not utilized our floating rate debt under the revolving credit facility since October 2000.  At March 31, 2002, our cash and cash equivalents included $39.1 million invested in money market and other interest bearing accounts and $5.8 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

At March 31, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 21.4 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $449,000.  Conversely, if interest rates were to increase 1%, the result would be an annual increase in our interest expense related to our variable rate debt of approximately $8,200.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 20, 2002 under the heading “Legal Proceedings” for a discussion of litigation involving us relating to (i) patent litigation with DPAC Technologies, Inc. and (ii) patent litigation with Lemelson Medical, Education & Research Foundation, LLP.

DPAC Technologies, Inc. – Patent Litigation

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

On February 21, 2001, we filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of our IC Tower stacking reissue patent, U.S. Patent No. Re. 36,916. We are seeking damages and an injunction against infringement of our patent by DPAC. On March 13, 2001, DPAC filed an answer to our complaint denying our claim of infringement, and asserted a defense of patent invalidity against our IC Tower stacking reissue patent. In addition, DPAC counterclaimed alleging misappropriation of unspecified technology and the sale of products by us incorporating such technology alleged to have been misappropriated. No trial date has been set.

Lemelson Medical, Education & Research Foundation, LLP – Patent Infringement

We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001, against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

None.

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC.,
a California corporation

Date:	May 2, 2002	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date:	May 2, 2002	/s/ DAN MOSES
Dan Moses
Chief Financial Officer (Principal Financial and Accounting Officer) and Director