Form 10-Q
period 2002-06-30
SIMPLETECH INC
filed 2002-08-13
CIK 1102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGEACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☒      No      ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of June 30, 2002 was 38,516,680.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2002

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2002	December 31, 2001

ASSETS:
Current Assets:
Cash and cash equivalents	$47,620	$51,831
Accounts receivable, net of allowances of $990 at June 30, 2002 and $1,080 at December 31, 2001	15,068	12,062
Inventory, net	9,464	9,843
Deferred income taxes	786	786
Other current assets	4,151	4,474
Total current assets	77,089	78,996
Furniture, fixtures and equipment, net	10,655	9,127
Goodwill	835	—
Deferred income taxes	587	587
Total assets	$89,166	$88,710

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$10,629	$10,320
Current maturities of long-term debt	417	741
Current maturities of capital lease obligations	338	441
Accrued and other liabilities	3,621	2,951
Total current liabilities	15,005	14,453
Long-term debt	208	271
Capital lease obligations	—	113
Total liabilities	15,213	14,837

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,516,680 shares issued and outstanding as of June 30, 2002; 38,272,050 shares issued and outstanding as of December 31, 2001	38	38
Additional paid-in capital	65,956	65,484
Unearned stock based compensation	(4)	(15)
Retained earnings	7,963	8,366
Total shareholders’ equity	73,953	73,873
Total liabilities and shareholders’ equity	$89,166	$88,710

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net revenues	$43,301	$36,768	$94,253	$95,483
Cost of revenues	37,167	31,149	76,643	74,402
Gross profit	6,134	5,619	17,610	21,081
Sales and marketing	4,230	4,625	9,067	9,905
General and administrative	2,673	3,377	5,704	6,353
Research and development	2,007	1,206	3,945	2,263
In-process research and development	—	—	1,360	—
Total operating expenses	8,910	9,208	20,076	18,521
(Loss) income from operations	(2,776)	(3,589)	(2,466)	2,560
Interest and other, net	(187)	(381)	(396)	(797)
(Loss) income before (benefit) provision for income taxes	(2,589)	(3,208)	(2,070)	3,357
(Benefit) provision for income taxes	(1,873)	(1,274)	(1,667)	1,333
Net (loss) income	$(716)	$(1,934)	$(403)	$2,024

Net (loss) income per share:
Basic	$(0.02)	$(0.05)	$(0.01)	$0.05
Diluted	$(0.02)	$(0.05)	$(0.01)	$0.05

Weighted average shares outstanding:
Basic	38,476	38,241	38,414	37,968
Diluted	38,476	38,241	38,414	39,377

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001

Cash flow from operating activities:
Net (loss) income	$(403)	$2,024
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,691	1,684
Loss on sale of furniture, fixtures and equipment	89	4
Accounts receivable provisions	696	1,518
Inventory excess and obsolescence expense	477	918
In-process research and development	1,360	—
Compensation related to stock options vesting	11	25
Change in operating assets and liabilities:
Accounts receivable	(3,702)	15,464
Inventory	(98)	12,853
Other current assets	323	(2,438)
Accounts payable	309	(21,409)
Accrued and other liabilities	670	(1,104)
Net cash provided by operating activities	1,423	9,539

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(3,859)	(2,437)
Proceeds from sale of furniture, fixtures and equipment	651	167
Acquisition of business	(2,295)	—
Net cash used in investing activities	(5,503)	(2,270)

Cash flows from financing activities:
Repayment of borrowings from banks	(387)	(373)
Payment on capital lease obligations	(216)	(461)
Proceeds from issuance of common stock	472	909
Net cash provided by financing activities	(131)	75

Net increase (decrease) in cash	(4,211)	7,344
Cash and cash equivalents at beginning of period	51,831	33,747
Cash and cash equivalents at end of period	$47,620	$41,091

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2002 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2002 and 2001 have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC.  The December 31, 2001 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001.  The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Note 3 - Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. For the six months ended June 30, 2001, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,409,006.  For the three months ended  June 30, 2002 and 2001, and the six months ended June 30, 2002, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

Note 4 - Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	June 30, 2002	December 31, 2001

Raw materials	$5,483	$5,421
Work-in-progress	205	927
Finished goods	5,160	4,785
	10,848	11,133
Valuation allowances	(1,384)	(1,290)
Inventory, net	$9,464	$9,843

Note 4 - Supplemental Balance Sheet Information (continued)

Furniture, fixtures and equipment consist of the following:

(in thousands)	June 30, 2002	December 31, 2001

Furniture and fixtures	$321	$299
Equipment	23,592	21,557
	23,913	21,856
Accumulated depreciation	(13,258)	(12,729)
Furniture, fixtures and equipment, net	$10,655	$9,127

Note 5 - Item 1.  Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K filed with the SEC in March 2002 under the heading “Legal Proceedings”  for a discussion of litigation involving the Company relating to (i) patent litigation with DPAC Technologies, Inc. and (ii) patent litigation with Lemelson Medical, Education & Research Foundation, LLP.

DPAC Technologies, Inc. — Patent Litigation

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgement finding DPAC did not infringe the Company’s patent. The appeals court affirmed the final judgement on March 7, 2002.  On June 3, 2002, the Company filed a petition for certiori with the U.S. Supreme Court.  The petition is now pending before the Supreme Court.

On October 17, 2000, the U.S. Patent and Trademark Office granted the Company a reissue patent on the Company’s IC Tower stacking patent.  The reissue patent is U.S. Patent No. Re. 36,916.

On February 21, 2001, the Company filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of the reissue patent.  The Company is seeking damages and an injunction against further infringement.  On March 13, 2001, DPAC filed an answer to the Company’s complaint denying infringement and asserting a defense of patent invalidity.  In addition, DPAC counterclaimed alleging the Company misappropriated unspecified DPAC technology and allegedly used that unspecified technology in the Company’s IC Tower products.  Trial is scheduled for June 2003.

Lemelson Medical, Education & Research Foundation, LLP - Patent Infringement

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

Note 6 - Segment Information:

The Company designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in high performance computing, networking and communications, consumer electronics and industrial applications.  The Company provides both technology solutions for two reportable operating segments, Industrial and Commercial, based on dynamic random access memory (DRAM), static random access memory (SRAM) and Flash memory technologies.

The Company uses net sales and gross profit as the basis for evaluating the performance of its operating segments.  The Company does not allocate operating expenses, interest or income taxes to operating segments.  Due to the similarity of products manufactured for customers within each operating segment, the Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s reportable segments is shown in the following table:

(in thousands)	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$13,510	$29,791	$43,301	$7,738	$29,030	$36,768
Cost of revenues	9,611	27,556	37,167	5,938	25,211	31,149
Gross profit	$3,899	$2,235	$6,134	$1,800	$3,819	$5,619

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$20,837	$73,416	$94,253	$32,625	$62,858	$95,483
Cost of revenues	14,690	61,953	76,643	21,686	52,716	74,402
Gross profit	$6,147	$11,463	$17,610	$10,939	$10,142	$21,081

For the three months ended June 30, 2002 and 2001, international sales comprised 13.3% and 17.2%, of the Company’s revenues.  For the six months ended June 30, 2002 and 2001, international sales comprised 12.7% and 16.2%, of the Company’s revenues.   During these periods, no single foreign country accounted for more than 10.0% of total revenues.  All international sales during these periods were shipped from the Company’s domestic warehouse to foreign customers.

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

As a result of increased demand for consumer electronics and high-density memory products used in Internet infrastructure and embedded applications, the percentage of our revenues derived from the sales of Flash memory and IC Tower stacking products increased from 13.0% in 1998 to 20.8% in 1999 and 40.2% in 2000.  However, due to the softening macro-economic conditions and excess inventory levels at our Industrial Division customers in 2001 and the first half of 2002, the percentage of our revenue derived from the sale of Flash memory and IC tower stacking products decreased from 40.2% in 2000 to 34.1% in 2001 and 30.4% in the first half of 2002. In the first half of 2002, our highest profit margin product line was our IC Tower stacking product line.

We sell our products through our Industrial and Commercial Divisions.  Our Industrial Division was created in late 1998 to enhance the marketing of our products to original equipment manufacturers, or OEMs.  Our Commercial Division sells our products through the following five channels:  value added reseller, or VAR, mail order, commercial and industrial distribution, and retail. After experiencing year-over-year total revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, our Industrial Division revenues declined 66.7% and our Commercial Division revenues declined 29.2% in 2001.  Both our Industrial and Commercial Division revenues were negatively impacted in 2001 due to softening macro-economic conditions and severe declines in the price of DRAM and Flash components, which resulted in significantly lower average selling prices.  In addition, our Industrial Division revenues in 2001 were further impacted by a build-up of inventory by our communications and networking customers during 2000.  Although the inventory levels of our communications and networking customers appear to have returned to normal levels, and our Industrial Division revenue increased 84.4% from the first quarter of 2002 to the second quarter of 2002, we do not expect revenues from customers in these industries to return to fiscal year 2000 levels for several years.

In 2001, our Commercial Division significantly expanded our retail presence through the addition of new customers, such as Sam’s Club.  Commercial Division units shipped increased 42.7% from 2000 to 2001 and 23.9% from the first half of 2001 to the first half of 2002.

Industrial Division units shipped decreased 47.6% from 2000 to 2001 due primarily to a build-up of inventory by our communications and networking customers.  Industrial Division units shipped increased 131.3% from the first half of 2001 to the first half of 2002.  This increase resulted primarily from several Industrial Division customers in the networking and telecom industries placing orders after several quarters of inactivity and the shipment of inaugural orders to new Industrial Division customers in the casino gaming, in-flight information and entertainment, and defense industries.  Historically, our highest profit margin division was our Industrial Division.  We have not tracked, and do not intend to track, operating expenses on a divisional basis.

DRAM prices have been volatile during the past two years.  DRAM prices declined sharply from September 2000 through October 2001 followed by a brief period of price increases through April 2002.  DRAM prices declined rapidly in early May 2002 to prices below DRAM manufacturers’ production costs.    We believe that in the next six to twelve months increased demand for memory products and further DRAM manufacturer consolidation will lead to firmer DRAM component prices, which would result in increased average selling prices, gross profit and earnings for us.

Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 56.6% of our total revenues for the first half of 2002 and 56.3% of our total revenues for 2001.  Our ten largest Industrial Division customers accounted for an aggregate of 80.4% of our Industrial Division revenues or 18.0% of our total revenues for the first half of 2002 and 71.0% of our Industrial Division revenues or 20.8% of our total revenues for 2001.  No Industrial Division customer accounted for more than 10% of our total revenues for the first half of 2002.  Unisys accounted for 37.6% of our Industrial Division revenues or 11.0% of our total revenues for 2001.  No other Industrial Division customer accounted for more than 10.0% of our total revenues for 2001.

Our ten largest Commercial Division customers accounted for an aggregate of 60.1% of our Commercial Division revenues or 46.6% of our total revenues for the first half of 2002 and 61.6% of our Commercial Division revenues or 43.6% of our total revenues for 2001. Our largest Commercial Division customer for the first half of 2002 and for 2001, CDW Computer Centers, accounted for 27.3% of our Commercial Division revenues or 21.2% of our total revenues for the first half of 2002 and 27.9% of our Commercial Division revenues or 19.7% of our total revenues for 2001. No other Commercial Division customer accounted for more than 10.0% of our total revenues for the first half of 2002 or for 2001. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ products.

International sales of our products constituted 12.7% of our revenues for the first half of 2002 and 16.0% of our revenues for 2001.  No single foreign country accounted for more than 10.0% of our revenues in the first half of 2002 or for 2001. During the first half of 2002 and 2001, over 95.0% of our international sales were denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become more expensive, which could result in a reduction of sales in a particular country. In addition, we purchase substantially all of the integrated circuit (“IC”) components used in our products from local distributors of Japanese, Korean and Taiwanese suppliers. Although our purchases of IC components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC components. Our international sales could also be adversely affected by risks including regulatory risks, tariffs and other trade barriers.

In the past we have been impacted by seasonal purchasing patterns resulting in higher sales in the third and fourth quarters of each year. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, if revenues are lower than expected in any given period, our results of operations could be harmed.

Revenues are recognized at the time of shipment. A majority of our sales through commercial channels include limited rights to return unsold inventory.  Such returns are estimated and recorded as a reduction of net revenues at the time of sale.  In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. We had inventory write-downs of approximately $477,000 for the first half of 2002 and $759,000 for 2001.  We also have price protection agreements with a number of our Commercial Division customers in which we retain limited liability for price declines related to unsold inventory. If we reduce the list price of our products, these customers may receive credits from us.  Such credits are estimated and recorded as a reduction of net revenues at the time of issuance.  We incurred price protection charges of approximately $787,000 for the first half of 2002 and $1.8 million for 2001.  In addition, we have rebate agreements with a number of our Commercial Division customers in which we make payments to our customers’ end-users for a portion of their purchase price.  Such rebate payments are estimated and recorded as a reduction of net revenues at the time of sale.   We incurred rebate expenses of approximately $569,000 for the first half of 2002 and $839,000 for 2001.

Results of Operations - Comparison of the Second Quarter of 2002 to the Second Quarter of 2001

Net Revenues.  Our revenues were $43.3 million for the second quarter of 2002, compared to $36.8 million for the same period in 2001.  Revenues increased 17.7% due to a unit volume increase of 44% from 622,000 units for the second quarter of 2001 to 896,000 for the second quarter of 2002, partially offset by a 19% decline in average sales price from $59 for the second quarter of 2001 to $48 for the second quarter of 2002.  The decrease in our average sales price resulted from lower DRAM and Flash component prices for the second quarter of 2002 compared to the second quarter of 2001.  Stronger demand for our products by both our Industrial and Commercial Division customers led to the overall unit volume increase, comprised of unit volume increases of 158% for Flash products, 293% for IC Tower stacking products, and 193% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products, partially offset by a decrease of 13% for non-stacked DRAM memory products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Industrial Division revenues increased 74.6% from $7.7 million for the second quarter of 2001 to $13.5 million for the second quarter of 2002.  Industrial Division unit volume increased 346% during this period and Industrial Division average sales price decreased from $128 for the second quarter of 2001 to $50 for the second quarter of 2002.  This decrease in average sales price resulted primarily from lower DRAM and Flash component prices for the second quarter of 2002 compared to the second quarter of 2001.  Our Commercial Division revenues increased 2.6% from $29.0 million for the second quarter of 2001 to $29.8 million for the second quarter of 2002. Commercial Division revenues increased due to an increase in unit volume of 12%, partially offset by a decrease in average sales price from $52 for the second quarter of 2001 to $48 for the second quarter of 2002.  The increase in unit volume for our Commercial Division resulted from an increase in units shipped to the retail channel including shipments to new customers such as Sam’s Club.

Our combined backlog was $4.9 million as of June 30, 2002, consisting of $3.8 million for the Industrial Division and $1.1 million for the Commercial Division.  Our combined backlog was $7.8 million as of June 30, 2001, consisting of $6.9 million for the Industrial Division and $900,000 for the Commercial Division.  Commercial Division backlog is typically nominal since substantially all Commercial Division customer orders are filled on a same–day or next–day basis. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

Gross Profit.  Our gross profit was $6.1 million for the second quarter of 2002, compared to $5.6 million for the same period in 2001. Gross profit as a percentage of revenues was 14.2% for the second quarter of 2002, compared to 15.3% for the same period in 2001. Gross profit for our Industrial Division as a percentage of revenues was 28.9% for the second quarter of 2002, compared to 23.3% for the second quarter of 2001.  This increase in gross profit as a percentage of revenues for our Industrial Division resulted primarily from a positive product mix shift.  Gross profit as a percentage of revenues for our Commercial Division was 7.5% for the second quarter of 2002, compared to 13.2% for the second quarter of 2001.  This decrease in gross profit as a percentage of revenues for our Commercial Division was due to the impact of DRAM price declines for the second quarter of 2002 on DRAM inventory held in stock.

Sales and Marketing.  Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.2 million for the second quarter of 2002, compared to $4.6 million for the same period in 2001. Sales and marketing expenses as a percentage of revenues were 9.8% for the second quarter of 2002, compared to 12.6% for the same period in 2001.   Sales and marketing expenses as a percentage of revenues decreased due to cost-cutting programs that commenced in the second half of 2001.

General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.7 million for the second quarter of 2002 and $3.4 million for the second quarter of 2001. General and administrative expenses as a percentage of revenues were 6.2% for the second quarter of 2002 and 9.2% for the second quarter of 2001.  General and administrative expenses as a percentage of revenues decreased due to cost-cutting programs that commenced in the second half of 2001.

Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.0 million for the second quarter of 2002, compared to $1.2 million for the same period in 2001. Research and development expenses as a percentage of revenues were 4.6% for the second quarter of 2002, compared to 3.3% for the same period in 2001. The increase in research and development expenses resulted from expenditures related to our Xiran Division, established as a result of our acquisition of the assets of Irvine Networks in January 2002.  The Xiran Division is developing innovative content processing technology for Web-based server platforms. As a result of increased research and development expenses for the Xiran Division, total research and development expenses are expected to increase significantly in 2002 to approximately $8 to $9 million.

Interest and Other Income, Net.  Interest and other income, net was $187,000 for the second quarter of 2002 and $381,000 for the second quarter of 2001.  Interest expense is comprised of interest related to equipment financing. Interest expense was $24,000 for the second quarter of 2002, compared to $54,000 for the same period in 2001.  Interest income is comprised of interest earned on our cash and cash equivalents.  Interest income was $211,000 for the second quarter of 2002 and $435,000 for the second quarter of 2001.

This decrease in interest income resulted primarily from lower interest rates for the second quarter of 2002 compared to the second quarter of 2001.

Benefit for Income Taxes. Benefit for income taxes was $1.9 million for the second quarter of 2002 and $1.3 million for the second quarter of 2001.  As a percentage of income before benefit for income taxes, benefit for income taxes was 72.3% for the second quarter of 2002 and 39.7% for the second quarter of 2001. The increase in the benefit as a percentage of income before benefit for income taxes resulted primarily from a non-recurring research and development income tax benefit in the second quarter of 2002 of approximately $800,000.

Net Loss.  Net loss was $716,000 for the second quarter of 2002 and $1.9 million for the second quarter of 2001.

Results of Operations - Comparison of the First Half of 2002 to the First Half of 2001

Net Revenues.  Our revenues were $94.3 million for the first half of 2002, compared to $95.5 million for the same period in 2001.  Revenues declined 1.3% due to a 28% decline in average sales price from $74 for the first half of 2001 to $53 for the first half of 2002, partially offset by a unit volume increase of 38% from 1.3 million units for the first half of 2001 to 1.8 million for the first half of 2002.  The decrease in our average sales price resulted from lower DRAM and Flash component prices for the first half of 2002 compared to the first half of 2001.  Stronger demand for our products by both our Industrial and Commercial Division customers led to the overall unit volume increase, comprising of unit volume increases of 2% for standard memory products, 124% for Flash products, 73% for IC Tower stacking products and 86% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products. The mix of products sold varies from period to period and may vary in the future, affecting our overall average sales prices and gross margins.

Our Industrial Division revenues declined 36.1% from $32.6 million for the first half of 2001 to $20.8 million for the first half of 2002. Industrial Division unit volume increased 131% during this period and Industrial Division average sales price decreased from $177 for the first half of 2001 to $49 for the first half of 2002.  This decrease in average sales price resulted primarily from lower DRAM and Flash component prices for the first half of 2002 compared to the first half of 2001.  Our Commercial Division revenues increased 16.8% from $62.9 million for the first half of 2001 to $73.4 million for the first half of 2002. Commercial Division revenues increased due to an increase in unit volume of 24%, partially offset by a decrease in average sales price from $57 for the first half of 2001 to $54 for the first half of 2002.  The increase in unit volume for our Commercial Division resulted from an increase in units shipped to the retail channel including shipments to new customers such as Sam’s Club.

Gross Profit.  Our gross profit was $17.6 million for the first half of 2002, compared to $21.1 million for the same period in 2001. Gross profit as a percentage of revenues was 18.7% for the first half of 2002, compared to 22.1% for the same period in 2001. Gross profit for our Industrial Division as a percentage of revenues was 29.5% for the first half of 2002, compared to 33.5% for the first half of 2001.  This decrease in gross profit as a percentage of revenues for our Industrial Division resulted primarily from a negative product mix shift.  Gross profit as a percentage of revenues for our Commercial Division was 15.6% for the first half of 2002, compared to 16.1% for the first half of 2001.  Gross profit as a percentage of revenues was relatively flat for our Commercial Division during the first half of 2002 and the first half of 2001.

Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $9.1 million for the first half of 2002, compared to $9.9 million for the same period in 2001. Sales and marketing expenses as a percentage of revenues were 9.6% for the first half of 2002, compared to 10.4% for the same period in 2001. Sales and marketing expenses as a percentage of revenues decreased due to cost-cutting programs that commenced in the second half of 2001.

General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $5.7 million for the first half of 2002 and $6.4 million for the first half of 2001. General and administrative expenses as a percentage of revenues were 6.0% for the first half of

2002 and 6.7% for the first half of 2001.  General and administrative expenses as a percentage of revenues decreased due to cost-cutting programs that commenced in the second half of 2001.

Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $3.9 million for the first half of 2002, compared to $2.3 million for the same period in 2001. Research and development expenses as a percentage of revenues were 4.2% for the first half of 2002, compared to 2.4% for the same period in 2001. The increase in research and development expenses resulted from expenditures related to our Xiran Division, established as a result of our acquisition of the assets of Irvine Networks in January 2002.

Non-recurring In-process Research and Development.  We did not have non-recurring in-process research and development expenses for the first half of 2001.  Non-recurring in-process research and development expenses were $1.4 million for the first half of 2002 and related to our acquisition of Irvine Networks in January 2002.

Interest and Other Income, Net.  Interest and other income, net was $396,000 for the first half of 2002 and $797,000 for the first half of 2001.  Interest expense is comprised of interest related to equipment financing. Interest expense was $53,000 for the first half of 2002, compared to $117,000 for the same period in 2001.  Interest income is comprised of interest earned on our cash and cash equivalents.  Interest income was $449,000 for the first half of 2002 and $914,000 for the first half of 2001.  This decrease in interest income resulted from lower interest rates for the first half of 2002 compared to the first half of 2001, partially offset by a higher average cash balance for the first half of 2002 compared to the first half of 2001.

(Benefit) Provision  for Income Taxes. (Benefit) provision for income taxes was ($1.7) million for the first half of 2002 and $1.3 million for the first half of 2001.  As a percentage of income before (benefit) provision for income taxes, (benefit) provision for income taxes was 80.5% for the first half of 2002 and 39.7% for the first half of 2001.  The increase in the percentage of (benefit) provision as a percentage of income before (benefit) provision for income taxes resulted primarily from a non-recurring research and development income tax benefit in the second quarter of 2002 of approximately $800,000.

Net (Loss) Income.  Net (loss) income was ($403,000) for the first half of 2002 and $2.0 million for the first half of 2001.

Liquidity and Capital Resources

As of June 30, 2002, we had working capital of $62.1 million including $47.6 million of cash and cash equivalents. As of December 31, 2001, we had working capital of $64.5 million including $51.8 million of cash and cash equivalents.  We had no outstanding principal balance under our $27.5 million line of credit with Comerica Bank at June 30, 2002 and December 31, 2001.  In August 2002, our line of credit with Comerica Bank, which had no balance since October 2000, expired.  We do not plan to pursue a new line of credit agreement.  Current assets were 5.1 times current liabilities at June 30, 2002, compared to 5.5 times current liabilities at December 31, 2001.

Net cash provided by operating activities was $1.4 million for the first half of 2002 and resulted primarily from $1.7 million in non-cash depreciation expenses, $1.4 million in non-cash in-process research and development expenses, and a decrease in accounts payable and accrued and other liabilities of $1.0 million, partially offset by a $3.0 million increase in net accounts receivable.

Net cash used in investing activities was $5.5 million for the first half of 2002, attributable primarily to $3.9 million in purchases of furniture, fixtures and equipment and $2.3 million related to the acquisition of Irvine Networks in January 2002, partially offset by $651,000 in proceeds from the sale of furniture, fixtures and equipment.  We expect to spend approximately $6.0 to $8.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash used in financing activities was $131,000 for the first half of 2002 and resulted from payments of $603,000 related to equipment loans and capital lease obligations, partially offset by the receipt of $472,000 in proceeds from the issuance of common stock primarily related to the exercise of employee stock options.

We believe that our current assets, including cash and cash equivalents, and expected cash flow from operations will be sufficient to fund our operations for at least the next twelve months.  However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies.  We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money.  In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons.  We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.  In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.  The amount of capital that we will need in the future will depend on many factors, including:

•    the market acceptance of our products;

•             the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•    price discounts on our products to our customers;

•    our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•    the levels of inventory and accounts receivable that we maintain;

•    capital improvements to new and existing facilities;

•    technological advances;

•    our competitors’ response to our products;

•    our pursuant of strategic transactions; and

•    our relationships with suppliers and customers.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first half of 2002 or the first half of 2001.

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

•                       Allowances for doubtful accounts, price protection and rebates—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us. We also maintain allowances for rebates related to payments we make to certain of our customers’ end-users for a portion of their purchase price.  We estimate the impact of such pricing changes and rebates on a regular basis and adjust our allowances accordingly.

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

Risk Factors

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

During the fourth quarter of 2000, fiscal year 2001 and the second quarter of 2002, overcapacity in the memory product market resulted in significant declines in component prices, which negatively impacted our average selling prices, gross margins and earnings.  Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our business. During periods of overcapacity, our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by original equipment manufacturers, which would favor our largest competitors and reduce the demand for our commercial memory products.

Because we depend on a small number of suppliers for IC devices, any disruption in our supply relationships could harm our ability to fulfill orders.

We have no long-term IC device supply contracts and are dependent on a small number of suppliers to supply IC devices, which represent approximately 95% of our component costs. Our dependence on a small number of suppliers and our limited number of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Hitachi Semiconductor and Samsung Semiconductor supply substantially all of the IC devices used in our Flash memory products. In addition, Elpida Memory, Micron Semiconductor Electronics and Samsung Semiconductor currently supply a majority of the DRAM IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices. In particular, if our flash supply relationship with Hitachi Semiconductor or Samsung Semiconductor is disrupted or terminated, our ability to manufacture and sell our Flash products would be limited and our Flash business would be adversely affected.

We are subject to the cyclical nature of the semiconductor industry and changes from the current point in the cycle could adversely affect our business.

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. During the fourth quarter of 2000, fiscal year 2001 and the second quarter of 2002, a semiconductor downturn negatively impacted our average selling prices, gross margins and earnings.  Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs.  Such shortages could have a material adverse effect on our business and operating results.

We may be unable to maintain a steady supply of components.

The electronics industry has experienced in the past, and may experience in the future, shortages in IC devices, including DRAM, SRAM and Flash memory. We have experienced and may continue to experience delays in component deliveries and quality problems, which have caused and could in the future cause delays in product shipments. In addition, we have required and could in the future require the redesign of some of our products. In addition, industry capacity has, from time to time, become constrained such that some vendors, which supply components for our products have placed their customers, ourselves included, on allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner.

Sales to a small number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our sales.

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues.  Historically, a relatively small number of customers have accounted for a significant percentage of our revenues.  Our ten largest Industrial Division customers accounted for an aggregate of 81.6% of our Industrial Division revenues or 23.9% of our total revenues for the second quarter of 2002 and an aggregate of 80.4% of our Industrial Division revenues or 18.0% of our total revenues for the first half of 2002. For the second quarter of 2002,Unisys accounted for 47.0% of our Industrial Division revenues or 13.8% of our total revenues.  No other Industrial Division customer accounted for more than 10.0% of our total revenues for the second quarter of 2002 or the first half of 2002.

Our ten largest Commercial Division customers accounted for an aggregate of 60.7% of our Commercial Division revenues or 42.9% of our total revenues for the second quarter of 2002 and an aggregate of 60.1% of our Commercial Division revenues or 46.6% of our total revenues for the first half of 2002.  CDW Computer Centers was our largest Commercial Division customer for the second quarter of 2002 and the first half of 2002.  CDW Computer Centers accounted for 30.0% of our Commercial Division revenues or 21.2% of our total revenues for the second quarter of 2002 and 27.3% of our Commercial Division revenues or 21.2% of our total revenues for the first half of 2002.  No other Commercial Division customer accounted for more than 10.0% of our total revenues for the second quarter of 2002 or the first half of 2002.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 79.6% of our common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

•      prevent our competitors from independently developing similar products, duplicating our products or designing patents owned by us;

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

Our indemnification obligations for the infringement by our products on the intellectual property rights of others could require us to pay substantial damages.

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $612,000 for the first half of 2002. In addition, we offer some of our Commercial Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $787,000 for the first half of 2002.  In addition, we have rebate agreements with a number of our Commercial Division customers in which we make payments to our customers’ end-users for a portion of their purchase price.  We incurred rebate expenses of approximately $569,000 for the first half of 2002.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2002, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $366,000 for the first half of 2002.

We have no long-term volume commitments from our customers. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future, which could result in fluctuations in our revenues.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 13.3% of our revenues for the second quarter of 2002 and 12.7% of our revenues for the first half of 2002.  No single foreign country accounted for more than 10.0% of our revenues for the second quarter of 2002 or the first half of 2002.  For the second quarter of 2002 and the first half of 2002, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our revenues may fluctuate and our results of operations could be harmed due to the seasonality of our business

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

At June 30, 2002, our cash and cash equivalents were $47.6 million and our variable rate debt, consisting of term loan borrowing, was $625,000.  At June 30, 2002, our cash and cash equivalents included $39.0 million invested in money market and other interest bearing accounts and $8.6 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

At June 30, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 17.7 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $476,000.  Conversely, if interest rates were to increase 1%, the result would be an annual increase in our interest expense related to our variable rate debt of approximately $6,250.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

DPAC Technologies, Inc. — Patent Litigation

On September 23, 1998, we filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgement finding DPAC did not infringe our patent and that we did not infringe DPAC’s patent. The appeals court affirmed the final judgement on March 7, 2002. On June 3, 2002, we filed a petition for certiori with the U.S. Supreme Court.  The petition is now pending before the Supreme Court.

On October 17, 2000, the U.S. Patent and Trademark Office granted us a reissue patent on our IC Tower stacking patent. The reissue patent is U.S. Patent No. Re. 36,916.

On February 21, 2001, we filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of the reissue patent. We are seeking damages and an injunction against further infringement. On March 13, 2001, DPAC filed an answer to our complaint denying infringement, and asserted a defense of patent invalidity. In addition, DPAC counterclaimed alleging we misappropriated unspecified DPAC technology and allegedly used that unspecified technology in our IC Tower products.  Trial is scheduled for June 2003.

Lemelson Medical, Education & Research Foundation, LLP - Patent Infringement

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Shareholders as further discussed below:

(a)           Our 2002 Annual Meeting of Shareholders was held on May 15, 2002 in Irvine, California.

(b)           Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)           At the Annual Meeting, the following matters were considered and voted upon:

(i)  The election of seven directors to our board of directors.  Our board of directors currently consists of seven persons.  All seven positions on our board of directors were to be elected at our Annual Meeting.  At the Annual Meeting, our shareholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified. The vote for each director was as follows:

Name	For	Withheld
Manouch Moshayedi	37,218,449	510,705
Mike Moshayedi	37,218,449	510,705
Mark Moshayedi	37,218,449	510,705
Dan Moses	37,593,849	135,305
F. Michael Ball	37,719,858	9,296
Thomas A. Beaver	37,719,858	9,296
Mark R. Hollinger	37,719,858	9,296

(ii) To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002.  At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

Shares
For	37,638,042
Against	80,928
Abstain	10,184

(d)           Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC., a California corporation

Date: August 13, 2002	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date: August 13, 2002	/s/ DAN MOSES
Dan Moses
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Exhibit 99.1

PERIODIC REPORT CERTIFICATION

of the Chief Executive Officer and Chief Financial Officer

I, Manouch Moshayedi, Chief Executive Officer of SimpleTech, Inc. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report of the Company on Form 10-Q for the quarterly period ending  June 30, 2002, as filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ MANOUCH MOSHAYEDI

Manouch Moshayedi
Chief Executive Officer
August 13, 2002

I, Dan Moses, Chief Financial Officer of SimpleTech, Inc. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report of the Company on Form 10-Q for the quarterly period ending June 30, 2002, as filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DAN MOSES

Dan Moses
Chief Financial Officer
August 13, 2002