Form 10-Q
period 2002-09-30
SIMPLETECH INC
filed 2002-11-13
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒        No   ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of September 30, 2002 was 38,568,766.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS:
Current Assets:
Cash and cash equivalents	$45,316	$51,831
Accounts receivable, net of allowances of $973 at September 30, 2002 and $1,080 at December 31, 2001	13,347	12,062
Inventory, net	12,129	9,843
Deferred income taxes	786	786
Other current assets	4,828	4,474
Total current assets	76,406	78,996
Furniture, fixtures and equipment, net	10,732	9,127
Goodwill	835	—
Deferred income taxes	587	587
Total assets	$88,560	$88,710

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$11,653	$10,320
Current maturities of long-term debt	53	741
Current maturities of capital lease obligations	226	441
Accrued and other liabilities	3,578	2,951
Total current liabilities	15,510	14,453
Long-term debt	—	271
Capital lease obligations	—	113
Total liabilities	15,510	14,837

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,568,766 shares issued and outstanding as of September 30, 2002 and 38,272,050 shares issued and outstanding as of December 31, 2001	39	38
Additional paid-in capital	66,106	65,484
Unearned stock based compensation	(2)	(15)
Retained earnings	6,907	8,366
Total shareholders’ equity	73,050	73,873
Total liabilities and shareholders’ equity	$88,560	$88,710

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net revenues	$36,501	$33,177	$130,754	$128,660
Cost of revenues	29,911	27,526	106,554	101,928
Gross profit	6,590	5,651	24,200	26,732
Sales and marketing	4,065	4,057	13,132	13,962
General and administrative	2,316	2,354	8,020	8,707
Research and development	2,503	984	6,448	3,247
In-process research and development	—	—	1,360	—
Total operating expenses	8,884	7,395	28,960	25,916
(Loss) income from operations	(2,294)	(1,744)	(4,760)	816
Interest and other, net	(198)	(346)	(594)	(1,143)
(Loss) income before (benefit) provision for income taxes	(2,096)	(1,398)	(4,166)	1,959
(Benefit) provision for income taxes	(1,040)	(555)	(2,707)	778
Net (loss) income	$(1,056)	$(843)	$(1,459)	$1,181

Net (loss) income per share:
Basic	$(0.03)	$(0.02)	$(0.04)	$0.03
Diluted	$(0.03)	$(0.02)	$(0.04)	$0.03

Weighted average shares outstanding:
Basic	38,551	38,302	38,461	38,080
Diluted	38,551	38,302	38,461	39,462

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flow from operating activities:
Net (loss) income	$(1,459)	$1,181
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,627	2,614
Loss on sale of furniture, fixtures and equipment	121	11
Accounts receivable provisions	869	1,945
Inventory excess and obsolescence expense	240	1,898
In-process research and development	1,360	—
Compensation related to stock options vesting	13	37
Change in operating assets and liabilities:
Accounts receivable	(2,154)	12,846
Inventory	(2,526)	20,559
Other current assets	(354)	(2,902)
Accounts payable	1,333	(20,079)
Accrued and other liabilities	627	(1,464)
Net cash provided by operating activities	697	16,646

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(4,962)	(4,589)
Proceeds from sale of furniture, fixtures and equipment	709	248
Acquisition of business	(2,295)	—
Net cash used in investing activities	(6,548)	(4,341)

Cash flows from financing activities:
Repayment of borrowings from banks	(959)	(565)
Payment on capital lease obligations	(328)	(647)
Stock repurchase	—	(94)
Proceeds from issuance of common stock	623	1,040
Net cash used in financing activities	(664)	(266)

Net (decrease) increase in cash	(6,515)	12,039
Cash and cash equivalents at beginning of period	51,831	33,747
Cash and cash equivalents at end of period	$45,316	$45,786

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2002 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC.  The December 31, 2001 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001.  The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Note 3 - Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. For the nine months ended September 30, 2001, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,382,077.  For the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

Note 4 - Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	September 30, 2002	December 31, 2001

Raw materials	$7,362	$5,421
Work-in-progress	286	927
Finished goods	5,426	4,785
	13,074	11,133
Valuation allowances	(945)	(1,290)

Inventory, net	$12,129	$9,843

Furniture, fixtures and equipment consist of the following:

(in thousands)	September 30, 2002	December 31, 2001

Furniture and fixtures	$324	$299
Equipment	24,226	21,557
	24,550	21,856
Accumulated depreciation	(13,818)	(12,729)

Furniture, fixtures and equipment, net	$10,732	$9,127

Note 5 - Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K filed with the SEC in March 2002 and its Quarterly Reports on Form 10-Q filed with the SEC on May 3, 2002 and August 13, 2002 under the heading “Legal Proceedings”  for a discussion of litigation involving the Company relating to (i) patent litigation with DPAC Technologies, Inc. and (ii) patent litigation with Lemelson Medical, Education & Research Foundation, LLP.

DPAC Technologies, Inc. – Patent Litigation

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgement finding DPAC did not infringe the Company’s patent. The appeals court affirmed the final judgement on March 7, 2002.  On September 3, 2002, the Company filed a petition for certiori with the U.S. Supreme Court.  On October 7, 2002, the petition to the Supreme Court was granted and the matter has been remanded to the Circuit Court of Appeals.

On October 17, 2000, the U.S. Patent and Trademark Office granted the Company a reissue patent on the Company’s IC Tower stacking patent.  The reissue patent is U.S. Patent No. Re. 36,916.

On February 21, 2001, the Company filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of the reissue patent.  The Company is seeking damages and an injunction against further infringement.  On March 13, 2001, DPAC filed an answer to the Company’s complaint denying infringement and asserting a defense of patent invalidity.  In addition, DPAC counterclaimed alleging the Company misappropriated unspecified DPAC technology and allegedly used that unspecified technology in the Company’s IC Tower products.  On September 9, 2002, the Company and DPAC agreed to dismiss this lawsuit without prejudice.    Although a dismissal without prejudice allows for the potential refiling of the lawsuit in the future, the Company has not pursued a refiling.

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

Lexar Media, Inc. – Unfair Trade Practice

On October 1, 2002, the Company filed a lawsuit against Lexar Media, Inc. in the Superior Court of Orange County, California for unfair trade practices and is seeking unspecified damages, including punitive and trebled damages.  The Company’s complaint sets forth various causes of actions against Lexar Media, including trade libel, libel per se, interference with business opportunities, violation of the California Unfair Competition Act, and violation of the California Unfair Trade Practices Act.  The lawsuit was filed in response to letters that Lexar Media sent to one of the Company's customers that allege certain of the Company's products infringe upon one or more of Lexar Media's patents.  On October 30, 2002, Lexar Media filed a notice of removal, which removed the matter from the Orange County Superior Court to the United States District Court for the Central District of California. This lawsuit is in the early stages. No formal discovery has been conducted and no trial date has been set.  The Company believes that the patent infringement allegations made by Lexar Media in its letters to one of the Company's customers are without merit and intends to defend itself vigorously if patent infringement claims are brought by Lexar Media against it.

On October 1, 2002, the Company lodged a formal complaint against Lexar Media with the Federal Trade Commission’s Bureau of Competition for unfair trade practices.

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

Summarized financial information regarding the Company’s reportable segments is shown in the following table:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
(in thousands)	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$9,126	$27,375	$36,501	$9,561	$23,616	$33,177
Cost of revenues	6,573	23,338	29,911	8,559	18,967	27,526
Gross profit	$2,553	$4,037	$6,590	$1,002	$4,649	$5,651

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Industrial	Commercial	Consolidated	Industrial	Commercial	Consolidated
Net revenues	$29,963	$100,791	$130,754	$42,186	$86,474	$128,660
Cost of revenues	21,263	85,291	106,554	30,245	71,683	101,928
Gross profit	$8,700	$15,500	$24,200	$11,941	$14,791	$26,732

For the three months ended September 30, 2002 and 2001, international sales comprised 17.9% and 15.5%, of the Company’s revenues.  For the nine months ended September 30, 2002 and 2001, international sales comprised 14.2% and 16.0%, of the Company’s revenues.   During these periods, no single foreign country accounted for more than 10.0% of total revenues.  All international sales during these periods were shipped from the Company’s domestic warehouse to foreign customers.

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

As a result of increased demand for consumer electronics and high-density memory products used in Internet infrastructure and embedded applications, the percentage of our revenues derived from the sales of Flash memory and IC Tower stacking products increased from 13.0% in 1998 to 20.8% in 1999 and 40.2% in 2000.  However, due to the softening macro-economic conditions and excess inventory levels at our Industrial Division customers in 2001 and the first nine months of 2002, the percentage of our revenue derived from the sale of Flash memory and IC Tower stacking products decreased from 40.2% in 2000 to 34.1% in 2001 and 33.5% in the first nine months of 2002. In the first nine months of 2002, our highest profit margin product line was our IC Tower stacking product line.

We sell our products through our Industrial and Commercial Divisions.  Our Industrial Division was created in late 1998 to enhance the marketing of our products to original equipment manufacturers, or OEMs.  Our Commercial Division sells our products through the following five channels:  value added reseller, or VAR, mail order, commercial and industrial distribution, and retail. After experiencing year-over-year total revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, our Industrial Division revenues declined 66.7% and our Commercial Division revenues declined 29.2% in 2001.  Both our Industrial and Commercial Division revenues were negatively impacted in 2001 due to softening macro-economic conditions and severe declines in the price of DRAM and Flash components, which resulted in significantly lower average selling prices.  In addition, our Industrial Division revenues in 2001 were further impacted by a build-up of inventory by our communications and networking customers during 2000.  Although the inventory levels of our communications and networking customers appear to have returned to normal levels, we do not expect revenues from customers in these industries to return to fiscal year 2000 levels for several years.

In 2001, our Commercial Division significantly expanded our retail presence through the addition of new customers, such as Sam’s Club.  Commercial Division units shipped increased 42.7% from 2000 to 2001 and 14.7% from the first nine months of 2001 to the first nine months of 2002.

Industrial Division units shipped decreased 47.6% from 2000 to 2001 due primarily to a build-up of inventory by our communications and networking customers.  Industrial Division units shipped increased 158.3% from the first nine months of 2001 to the first nine months of 2002.  This increase resulted primarily from several Industrial Division customers in the networking and telecom industries placing orders after several quarters of inactivity and the shipment of inaugural orders to new Industrial Division customers in the casino gaming, in-flight information and entertainment, and defense industries.  Typically, our highest profit margin division is our Industrial Division.  We have not tracked and do not intend to track operating expenses on a divisional basis.

DRAM prices have been volatile during the past two years.  DRAM prices declined sharply from September 2000 through October 2001 followed by a brief period of price increases through April 2002.  DRAM prices declined rapidly in early May 2002 to prices below DRAM manufacturers’ production costs.  We believe that in the next nine to twelve months increased demand for memory products and further DRAM manufacturer consolidation will lead to firmer DRAM component prices, which would result in increased average selling prices, gross profit and earnings for us.

Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 54.1% of our total revenues for the first nine months of 2002 and 56.3% of our total revenues for 2001.  Our ten largest Industrial Division customers accounted for an aggregate of 54.3% of our Industrial Division revenues or 17.5% of our total revenues for the first nine months of 2002 and 71.0% of our Industrial Division revenues or 20.8% of our total revenues for 2001.  No Industrial Division customer accounted for more than 10% of our total revenues for the first nine months of 2002.  Unisys accounted for 37.6% of our Industrial Division revenues or 11.0% of our total revenues for 2001.  No other Industrial Division customer accounted for more than 10.0% of our total revenues for 2001.

Our ten largest Commercial Division customers accounted for an aggregate of 68.7% of our Commercial Division revenues or 45.4% of our total revenues for the first nine months of 2002 and 61.6% of our Commercial Division revenues or 43.6% of our total revenues for 2001. Our largest Commercial Division customer for the first nine months of 2002 and for 2001, CDW Computer Centers, accounted for 32.6% of our Commercial Division revenues or 21.5% of our total revenues for the first nine months of 2002 and 27.9% of our Commercial Division revenues or 19.7% of our total revenues for 2001. No other Commercial Division customer accounted for more than 10.0% of our total revenues for the first nine months of 2002 or for 2001. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ products.

International sales of our products constituted 14.2% of our revenues for the first nine months of 2002 and 16.0% of our revenues for 2001.  No single foreign country accounted for more than 10.0% of our revenues in the first nine months of 2002 or for 2001. During the first nine months of 2002 and for 2001, over 95.0% of our international sales were denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become more expensive, which could result in a reduction of sales in a particular country. In addition, we purchase substantially all of the integrated circuit (“IC”) components used in our products from local distributors of Japanese, Korean and Taiwanese suppliers. Although our purchases of IC components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC components. Our international sales could also be adversely affected by risks including regulatory risks, tariffs and other trade barriers.

In the past we have been impacted by seasonal purchasing patterns resulting in higher sales in the third and fourth quarters of each year. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, if revenues are lower than expected in any given period, our results of operations could be harmed.

Revenues are recognized at the time of shipment. A majority of our sales through commercial channels include limited rights to return unsold inventory.  Such returns are estimated and recorded as a reduction of net revenues at the time of sale.  In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. We had inventory write-downs of approximately $240,000 for the first nine months of 2002 and $1.9 million for the first nine months of 2001.  We also have price protection agreements with a number of our Commercial Division customers in which we retain limited liability for price declines related to unsold inventory. If we reduce the list price of our products, these customers may receive credits from us.  Such credits are estimated and recorded as a reduction of net revenues at the time we reduce the list price of our products.  We incurred price protection charges of approximately $985,000 for the first nine months of 2002 and $1.3 million for the first nine months of 2001.  In addition, we have rebate agreements with a number of our Commercial Division customers in which we make payments to our customers’ end-users for a portion of their purchase price.  Such rebate payments are estimated and recorded as a reduction of net revenues at the time of sale.   We incurred rebate expenses of approximately $722,000 for the first nine months of 2002 and $170,000 for the first nine months of 2001.

Recent Developments

                On November 11, 2002, Thomas A. Beaver, one of our three independent directors, resigned from our board of directors, including his positions on the audit and compensation committees, to assume the position of Senior Vice President and General Manager of our Xiran Division.  Mr. Beaver had been a member of our board of directors since October 2000.  As of November 11, 2002, our board of directors consisted of a total of six members, including two independent directors.  We have requested from Nasdaq a temporary exception to the independent director rules to permit us to find a suitable replacement for Mr. Beaver on our board of directors, including our audit and compensation committees.  Mr. Beaver's resignation was not the result of any disagreement on matters relating to our operations, policies or practices, including the policies and practices of our audit committee.

Results of Operations - Comparison of the Third Quarter of 2002 to the Third Quarter of 2001

Net Revenues.  Our revenues were $36.5 million for the third quarter of 2002, compared to $33.2 million for the same period in 2001.  Revenues increased 9.9% due to a unit volume increase of 16% from 669,000 units for the third quarter of 2001 to 776,000 for the third quarter of 2002, partially offset by a 6% decline in average sales price from $50 for the third quarter of 2001 to $47 for the third quarter of 2002.  The decrease in our average sales price resulted from lower DRAM and Flash component prices for the third quarter of 2002 compared to the third quarter of 2001.  Stronger demand for our products by both our Industrial and Commercial Division customers led to the overall unit volume increase, comprised of unit volume increases of 93% for Flash products, 215% for IC Tower stacking products, and 235% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products, partially offset by a decrease of 21% for non-stacked DRAM memory products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Industrial Division revenues decreased 5.2% from $9.6 million for the third quarter of 2001 to $9.1 million for the third quarter of 2002.  Industrial Division unit volume increased 278% during this period and Industrial Division average sales price decreased from $229 for the third quarter of 2001 to $58 for the third quarter of 2002.  This decrease in average sales price resulted primarily from lower DRAM and Flash component prices for the third quarter of 2002 compared to the third quarter of 2001 and a shift in product mix toward lower capacity products.  Our Commercial Division revenues increased 16.1% from $23.6 million for the third quarter of 2001 to $27.4 million for the third quarter of 2002. Commercial Division revenues increased due to an increase in average sales price from $38 for the third quarter of 2001 to $44 for the third quarter of 2002, partially offset by a decrease in unit volume of 1%.  The increase in average selling price resulted from a shift in product mix.

Our combined backlog was $5.5 million as of September 30, 2002, consisting of $4.9 million for the Industrial Division and $624,000 for the Commercial Division.  Our combined backlog was $5.1 million as of September 30, 2001, consisting of $4.0 million for the Industrial Division and $1.1 million for the Commercial Division.  Commercial Division backlog is typically nominal since substantially all Commercial Division customer orders are filled on a same-day or next-day basis. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming nine months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

Gross Profit.  Our gross profit was $6.6 million for the third quarter of 2002, compared to $5.7 million for the same period in 2001. Gross profit as a percentage of revenues was 18.1% for the third quarter of 2002, compared to 17.2% for the same period in 2001. Gross profit for our Industrial Division as a percentage of revenues was 28.0% for the third quarter of 2002, compared to 10.5% for the third quarter of 2001.  This increase in gross profit as a percentage of revenues for our Industrial Division resulted primarily from pricing concessions made in the third quarter of 2001 in order to sell through stale Industrial inventory.  Gross profit as a percentage of revenues for our Commercial Division was 14.7% for the third quarter of 2002, compared to 19.7% for the third quarter of 2001.  This decrease in gross profit as a percentage of revenues for our Commercial Division was due to the impact of DRAM price declines for the third quarter of 2002 on DRAM inventory held in stock.

Sales and Marketing.  Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.1 million for the third quarter of 2002 and the third quarter of 2001. Sales and marketing expenses as a percentage of revenues were 11.2% for the third quarter of 2002, compared to 12.3% for the same period in 2001.  Sales and marketing expenses as a percentage of revenues decreased due to increased revenue in the third quarter of 2002.

General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.3 million for the third quarter of 2002 and $2.4 million for the third quarter of 2001. General and administrative expenses as a percentage of revenues were 6.3% for the third quarter of 2002 and 7.2% for the third quarter of 2001.  General and administrative expenses as a percentage of revenues decreased due to increased revenue in the third quarter of 2002.

Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.5 million for the third quarter of 2002, compared to $1.0 million for the same period in 2001. Research and development expenses as a percentage of revenues were 6.8% for the third quarter of 2002, compared to 3.0% for the same period in 2001. The increase in research and development expenses resulted from expenditures related to our Xiran Division, established as a result of our acquisition of the assets of Irvine Networks in January 2002.  The Xiran Division is developing innovative content processing technology for Web-based server platforms. As a result of increased research and development expenses for the Xiran Division, total research and development expenses are expected to increase significantly in 2002 to approximately $9 million.

Interest and Other, Net.  Interest and other income, net was $198,000 for the third quarter of 2002 and $346,000 for the third quarter of 2001.  Interest expense is comprised of interest related to equipment financing. Interest expense was $19,000 for the third quarter of 2002, compared to $46,000 for the same period in 2001.  Interest income is comprised of interest earned on our cash and cash equivalents.  Interest income was $217,000 for the third quarter of 2002 and $392,000 for the third quarter of 2001.  This decrease in interest income resulted primarily from lower interest rates for the third quarter of 2002 compared to the third quarter of 2001.

Benefit for Income Taxes. Benefit for income taxes was $1.0 million for the third quarter of 2002 and $555,000 for the third quarter of 2001.  As a percentage of income before benefit for income taxes, benefit for income taxes was 47.6% for the third quarter of 2002 and 42.9% for the third quarter of 2001. The increase in  the benefit as a percentage of loss before the benefit for income taxes resulted primarily from a non-recurring enterprise zone hiring credit of approximately $190,000 in the third quarter of 2002.

Net Loss.  Net loss was $1.1 million for the third quarter of 2002 and $843,000 for the third quarter of 2001.

Results of Operations - Comparison of the First Nine Months of 2002 to the First Nine Months of 2001

Net Revenues.  Our revenues were $130.8 million for the first nine months of 2002, compared to $128.7 million for the same period in 2001.  Revenues increased 1.6% due to a unit volume increase of 30% from 2.0 million units for the first nine months of 2001 to 2.6 million for the first nine months of 2002, partially offset by a 23% decline in average sales price from $66 for the first nine months of 2001 to $51 for the first nine months of 2002.  The decrease in our average sales price resulted from lower DRAM and Flash component prices for the first nine months of 2002 compared to the first nine months of 2001.  Stronger demand for our products by both our Industrial and Commercial Division customers led to the overall unit volume increase, comprising of unit volume increases of 113% for Flash products, 101% for IC Tower stacking products and 106% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products, partially offset by a unit volume decrease of 6% for standard memory products. The mix of products sold varies from period to period and may vary in the future, affecting our overall average sales prices and gross margins.

Our Industrial Division revenues declined 28.9% from $42.2 million for the first nine months of 2001 to $30.0 million for the first nine months of 2002. Industrial Division unit volume increased 158% during this period and Industrial Division average sales price decreased from $186 for the first nine months of 2001 to $51 for the first nine months of 2002.  This decrease in average sales price resulted primarily from lower DRAM and Flash component prices for the first nine months of 2002 compared to the first nine months of 2001 and a shift in product mix toward lower capacity products.  Our Commercial Division revenues increased 16.5% from $86.5 million for the first nine months of 2001 to $100.8 million for the first nine months of 2002. Commercial Division revenues increased due to an increase in unit volume of 15% and an increase in average sales price from $50 for the first nine months of 2001 to $51 for the first nine months of 2002.  The increase in unit volume for our Commercial Division resulted from an increase in units shipped to the retail channel.

Gross Profit.  Our gross profit was $24.2 million for the first nine months of 2002, compared to $26.7 million for the same period in 2001. Gross profit as a percentage of revenues was 18.5% for the first nine months of 2002, compared to 20.8% for the same period in 2001. Gross profit for our Industrial Division as a percentage of revenues was 29.0% for the first nine months of 2002, compared to 28.3% for the first nine months of 2001.  Gross profit as a percentage of revenues was relatively flat for our Industrial Division during the first nine months of 2002 and the first nine months of 2001.  Gross profit as a percentage of revenues for our Commercial Division was 15.4% for the first nine months of 2002, compared to 17.1% for the first nine months of 2001.  This decrease in gross profit as a percentage of revenues for our Commercial Division was due to the impact of DRAM price declines during the second and third quarters of 2002 on DRAM inventory held in stock.

Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $13.1 million for the first nine months of 2002, compared to $14.0 million for the same period in 2001. Sales and marketing expenses as a percentage of revenues were 10.0% for the first nine months of 2002, compared to 10.9% for the same period in 2001. Sales and marketing expenses as a percentage of revenues decreased due to cost-cutting programs that commenced in the second half of 2001.

General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $8.0 million for the first nine months of 2002 and $8.7 million for the first nine months of 2001. General and administrative expenses as a percentage of revenues were 6.1% for the first nine months of 2002 and 6.8% for the first nine months of 2001.  General and administrative expenses as a percentage of revenues decreased due to cost-cutting programs that commenced in the second half of 2001.

Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $6.4 million for the first nine months of 2002, compared to $3.2 million for the same period in 2001. Research and development expenses as a percentage of revenues were 4.9% for the first nine months of 2002, compared to 2.5% for the same period in 2001. The increase in research and development expenses resulted from expenditures related to our Xiran Division, established as a result of our acquisition of the assets of Irvine Networks in January 2002.

Non-recurring In-process Research and Development.  We did not have non-recurring in-process research and development expenses for the first nine months of 2001.  Non-recurring in-process research and development expenses related to our acquisition of Irvine Networks in January 2002 were $1.4 million for the first nine months of 2002.

Interest and Other, Net.  Interest and other income, net was $594,000 for the first nine months of 2002 and $1.1 million for the first nine months of 2001.  Interest expense is comprised of interest related to equipment financing. Interest expense was $72,000 for the first nine months of 2002, compared to $163,000 for the same period in 2001.  Interest income is comprised of interest earned on our cash and cash equivalents.  Interest income was $666,000 for the first nine months of 2002 and $1.3 million for the first nine months of 2001.  This decrease in interest income resulted primarily from lower interest rates for the first nine months of 2002 compared to the first nine months of 2001.

(Benefit) Provision  for Income Taxes. (Benefit) provision for income taxes was ($2.7) million for the first nine months of 2002 and $778,000 for the first nine months of 2001.  As a percentage of the (loss) income before (benefit) provision for income taxes, (benefit) provision for income taxes was 64.3% for the first nine months of 2002 and 39.7% for the first nine months of 2001.  The increase in the (benefit) provision as a percentage of income before (benefit) provision for income taxes resulted primarily from a non-recurring research and development income tax benefit in the second quarter of 2002 of approximately $800,000 and a non-recurring enterprise zone hiring credit of approximately $190,000 in the third quarter of 2002.

Net (Loss) Income.  Net (loss) income was ($1.5) million for the first nine months of 2002 and $1.2 million for the first nine months of 2001.

Liquidity and Capital Resources

As of September 30, 2002, we had working capital of $60.9 million including $45.3 million of cash and cash equivalents. As of December 31, 2001, we had working capital of $64.5 million including $51.8 million of cash and cash equivalents.  Current assets were 4.9 times current liabilities at September 30, 2002, compared to 5.5 times current liabilities at December 31, 2001.

Net cash provided by operating activities was $697,000 for the first nine months of 2002 and resulted primarily from $3.7 million in non-cash expenses, $1.4 million in non-cash in-process research and development expenses and a $2.0 million increase in accounts payable and accrued and other liabilities, partially offset by a $2.5 million increase in inventory, a $2.2 million increase in net accounts receivable and a net loss of $1.5 million.

Net cash used in investing activities was $6.5 million for the first nine months of 2002, attributable primarily to $5.0 million in purchases of furniture, fixtures and equipment and $2.3 million related to the acquisition of Irvine Networks in January 2002, partially offset by $709,000 in proceeds from the sale of furniture, fixtures and equipment.  We expect to spend approximately $6.0 to $8.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash used in financing activities was $664,000 for the first nine months of 2002 and resulted from payments of $1.3 million related to equipment loans and capital lease obligations, partially offset by the receipt of $623,000 in proceeds from the issuance of common stock primarily related to the exercise of employee stock options.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.  The amount of capital that we will need in the future will depend on many factors, including:

•                  the market acceptance of our products

•                  the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace

•                  price discounts on our products to our customers

•                  our business, product, capital expenditure and research and development plans and product and technology roadmaps

•                  the levels of inventory and accounts receivable that we maintain

•                  capital improvements to new and existing facilities

•                  technological advances

•                  our competitors’ response to our products

•                  our pursuit of strategic transactions and

•                  our relationships with suppliers and customers

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first nine months of 2002 or the first nine months of 2001.

Irvine Networks, LLC

In January 2002, we completed a $2.3 million acquisition of the assets, including intellectual property, of Irvine Networks, LLC, and hired their engineering staff. The on-going operation has become our Xiran Division. For the past three years, the group has been developing innovative content processing technology for Web-based server platforms. The effort is in the final stages of developing a working prototype. The completed products, incorporating our patented memory stacking technology, will be inserted into Web-based servers to enable the faster transmission of files.

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

Risk Factors

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.  We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Declines in our average sales prices may result in declines in our revenues and gross margins.

During the fourth quarter of 2000, fiscal year 2001 and the second and third quarters of 2002, overcapacity in the memory product market resulted in significant declines in component prices, which negatively impacted our average selling prices, gross margins and earnings.  Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our business. During periods of overcapacity, our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by original equipment manufacturers, which would favor our largest competitors and reduce the demand for our commercial memory products.

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

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. During the fourth quarter of 2000, fiscal year 2001 and the second and third quarters of 2002, a semiconductor downturn negatively impacted our average selling prices, gross margins and earnings.  Furthermore, any upturn in the semiconductor industry could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our ICs.  Such shortages could have a material adverse effect on our business and operating results.

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

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues.  Historically, a relatively small number of customers have accounted for a significant percentage of our revenues.  Our ten largest Industrial Division customers accounted for an aggregate of 69.4% of our Industrial Division revenues or 17.4% of our total revenues for the third quarter of 2002 and an aggregate of 54.3% of our Industrial Division revenues or 17.5% of our total revenues for the first nine months of 2002.  No Industrial Division customer accounted for more than 10.0% of our total revenues for the third quarter of 2002 or the first nine months of 2002.

Our ten largest Commercial Division customers accounted for an aggregate of 58.9% of our Commercial Division revenues or 44.2% of our total revenues for the third quarter of 2002 and an aggregate of 68.7% of our Commercial Division revenues or 45.4% of our total revenues for the first nine months of 2002.  CDW Computer Centers was our largest Commercial Division customer for the third quarter of 2002 and the first nine months of 2002.  CDW Computer Centers accounted for 29.8% of our

Commercial Division revenues or 22.4% of our total revenues for the third quarter of 2002 and 32.6% of our Commercial Division revenues or 21.5% of our total revenues for the first nine months of 2002.  No other Commercial Division customer accounted for more than 10.0% of our total revenues for the third quarter of 2002 or the first nine months of 2002.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 79.5% of our common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

If industry sales of products using Flash memory do not grow, our revenues and profitability would be harmed.

The market for consumer electronics incorporating Flash memory is relatively new and emerging. The success of our Flash business will depend largely on the level of consumer interest in consumer electronics utilizing Flash memory, such as digital cameras, MP3 digital audio players and personal digital assistants, or PDAs, many of which have only recently been introduced to the market. If sales of products using Flash memory do not increase, we will be unable to grow our Flash business. In addition, if we are unable to anticipate and fulfill customer demand for our products, we may experience reduced revenues and earnings.

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

Our proprietary technology and other intellectual property are critical to our success. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

• prevent the challenge, invalidation or circumvention of our existing patents

• result in patents that lead to commercially viable products or provide competitive advantages for our products

• prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us

• prevent third-party patents from having an adverse effect on our ability to do business

• provide adequate protection for our intellectual property rights

• prevent disputes with third parties regarding ownership of our intellectual property rights

• prevent disclosure of our trade secrets and know-how to third parties or into the public domain and

• result in patents from any of our pending applications

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

We intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. Although we completed the acquisition of assets of Irvine Networks, LLC, a leading-edge engineering company, in January 2002, our experience in acquiring other businesses, product lines and technologies is limited. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

• Problems assimilating the purchased operations, technologies or products

• Costs associated with the acquisition

• Adverse effects on existing business relationships with suppliers and customers

• Risks associated with entering markets in which we have no or limited prior experience

• Potential loss of key employees of purchased organizations and

• Potential litigation arising from the acquired company’s operations before the acquisition

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $240,000 for the first nine months of 2002. In addition, we offer some of our Commercial Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $985,000 for the first nine months of 2002.  In addition, we have rebate agreements with a number of our Commercial Division customers in which we make payments to our customers’ end-users for a portion of their purchase price.  We incurred rebate expenses of approximately $722,000 for the first nine months of 2002.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2002, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $582,000 for the first nine months of 2002.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 17.9% of our revenues for the third quarter of 2002 and 14.2% of our revenues for the first nine months of 2002.  No single foreign country accounted for more than 10.0% of our revenues for the third quarter of 2002 or the first nine months of 2002.  For the third quarter of 2002 and the first nine months of 2002, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products maybe less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Interest Rate Risk

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

At September 30, 2002, our cash and cash equivalents were $45.3 million and our variable rate debt, consisting of term loan borrowing, was $53,000.  At September 30, 2002, our cash and cash equivalents included $36.9 million invested in money market and other interest bearing accounts and $8.4 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

At September 30, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 17.3 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. As of September 30, 2002, unrealized gains in our investments in marketable securities was $5,000.  Maturities on held-to-maturity marketable debt securities range from three months to two years.

During the third quarter of 2002, our investments in marketable securities yielded an effective interest rate of 1.97%.  If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $453,000.  Conversely, if interest rates were to increase 1%, the result would be an annual increase in our interest expense related to our variable rate debt of approximately $530.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

More than 95.0% of our international sales are denominated in U.S. dollars.  Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive.  In addition, we purchase substantially all of our IC devices from local distributors of Japanese, Korean and Taiwanese suppliers.  Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials.  The effect of foreign exchange rate fluctuations on our operating results in the third quarter of 2002 were not material. To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.  We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.  As of September 30, 2002, we had $97,000 in cash and cash equivalents denominated in foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and Rule 15d promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 20, 2002 and our Quarterly Reports on Form 10-Q filed with the SEC on May3, 2002 and August 13, 2002 under the heading “Legal Proceedings” for a discussion of litigation involving us relating to (i) patent litigation with DPAC Technologies, Inc. and (ii) patent litigation with Lemelson Medical, Education & Research Foundation, LLP.

DPAC Technologies, Inc. – Patent Litigation

On September 23, 1998, we filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgement finding DPAC did not infringe our patent and that we did not infringe DPAC’s patent. The appeals court affirmed the final judgement on March 7, 2002. On September 3, 2002, we filed a petition for certiori with the U.S. Supreme Court.  On October 7, 2002, the petition to the Supreme Court was granted and the matter has been remanded to the Circuit Court of Appeals.

On October 17, 2000, the U.S. Patent and Trademark Office granted us a reissue patent on our IC Tower stacking patent. The reissue patent is U.S. Patent No. Re. 36,916.

On February 21, 2001, we filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of the reissue patent. We are seeking damages and an injunction against further infringement. On March 13, 2001, DPAC filed an answer to our complaint denying infringement, and asserted a defense of patent invalidity. In addition, DPAC counterclaimed alleging we misappropriated unspecified DPAC technology and allegedly used that unspecified technology in our IC Tower products.  On September 9, 2002, DPAC and us agreed to dismiss this lawsuit without prejudice.    Although a dismissal without prejudice allows for the potential refiling of the lawsuit in the future, we have not pursued a refiling.

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

Lexar Media, Inc. – Unfair Trade Practice

On October 1, 2002, we filed a lawsuit against Lexar Media, Inc. in the Superior Court of Orange County, California for unfair trade practices and are seeking unspecified damages, including punitive and trebled damages.  Our complaint sets forth various causes of actions against Lexar Media, including trade libel, libel per se, interference with business opportunities, violation of the California Unfair Competition Act, and violation of the California Unfair Trade Practices Act.  The lawsuit was filed in response to letters that Lexar Media sent to one of our customers that allege certain of our products infringe upon one or more of Lexar Media's patents.  On October 30, 2002, Lexar Media filed a notice of removal, which removed the matter from the Orange County Superior Court to the United States District Court for the Central District of California.  This lawsuit is in the early stages. No formal discovery has been conducted and no trial date has been set.  We believe that the patent infringement allegations made by Lexar Media in its letters to one of our customers are without merit and intend to defend ourselves vigorously if patent infringement claims are brought by Lexar Media against us.

On October 1, 2002, we lodged a formal complaint against Lexar Media with the Federal Trade Commission’s Bureau of Competition for unfair trade practices.

Other than the matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition. From time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intends to contest them vigorously.

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

SIMPLETECH, INC.,
a California corporation

Date: November 13, 2002	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date: November 13, 2002	/s/ DAN MOSES
Dan Moses
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

PERIODIC REPORT CERTIFICATION

of the Chief Executive Officer

I, Manouch Moshayedi, Chief Executive Officer of SimpleTech, Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-Q of SimpleTech, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

(i)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer
(Principal Executive Officer)
November 13, 2002

PERIODIC REPORT CERTIFICATION

of the Chief Financial Officer

I, Dan Moses, Chief Financial Officer of SimpleTech , Inc., certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-Q of SimpleTech, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

(i)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAN MOSES
Dan Moses
Chief Financial Officer
(Principal Financial Officer)
November 13, 2002

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.