Form 10-K
period 2002-12-31
SIMPLETECH INC
filed 2003-03-25
CIK 1102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $25,647,000 (based upon the last closing price for shares of the registrant’s common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2003, there were approximately 38,900,883 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SIMPLETECH, INC.
FORM 10–K ANNUAL REPORT
TABLE OF CONTENTS

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

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” in this Report. All forward-looking statements attributable to SimpleTech are expressly qualified in their entirety by such language.  We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1.                                                     BUSINESS

Overview

SimpleTech designs, manufactures and markets a comprehensive line of over 2,500 memory and storage products, as well as a range of connectivity products. Our memory solutions are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. Our products are used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and industrial applications. Examples of these applications include digital cameras, MP3 digital audio players, personal digital assistants, or PDAs, digital video recorders, desktop and notebook computers, military subsystems, in-flight information systems, servers, routers, switches, casino gaming systems, embedded controls and medical instruments. Our patented IC Tower stacking technology allows multiple memory chips to be stacked together to increase the capacities of memory modules without increasing the product footprint. Our small form factor Flash cards, including CompactFlash, Secure Digital, or SD, and MultiMedia cards, increase storage capacities in portable digital devices, such as digital cameras, MP3 digital audio players and PDAs.  Our design, manufacturing, testing and logistics expertise, along with our proprietary technologies, enable us to customize solutions for specific applications and respond to our customers’ rapidly changing product and service requirements. We provide our customers with timely access to high-speed and high-density memory products, increasing their ability to bring products to market quickly and decreasing their capital requirements and production and inventory costs.

We offer our products through our Industrial and Commercial Divisions.  Commercial Division channels include value added resellers, or VARs, direct marketers, commercial and industrial distributors and mass market retailers. We believe our comprehensive line of products allows our customers to efficiently manage their inventory purchases by consolidating their sources for memory, storage and connectivity products. Our Industrial Division sells primarily custom memory products for newly manufactured systems, with most sales based on a coordinated design effort between our design team and the engineers from our Industrial Division customers.  Our Commercial Division designs and manufactures industry accepted memory storage and connectivity products used as upgrades in or enhancements to computing systems and consumer electronics.  CDW Computer Centers accounted for more than 10.0% of our total revenues in 2002, and CDW Computer Centers and Unisys accounted for more than 10.0% of our total revenues in 2001.  No other customer accounted for more than 10.0% of our total revenues in 2002 and 2001.

SimpleTech was originally incorporated in California in March 1990 as Simple Technology, Inc.  Our name was then changed to SimpleTech, Inc. in May 2001. Our principal executive offices are located at 3001 Daimler Street, Santa Ana, California  92705-5812.  Our telephone number is (949) 476-1180.  We maintain a World Wide Web site at http://www.simpletech.com.  We make available, free of charge, through our web site copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  The information on our web site should not be considered part of this Report.

Industry Background

The DRAM industry experienced explosive growth from 1990 through 1995 fueled by Microsoft’s introduction of the memory-intensive Windows operating system for desktop PCs and notebook computers. After DRAM industry revenues reached approximately $41 billion in 1995, desktop PC and notebook computer growth rates slowed and the industry entered a period of overcapacity.  As a result of consolidation, the number of major DRAM manufacturers decreased from more than ten in 1995 to approximately four in 2002.  The oversupply environment waned briefly in 1999 and the first nine months of 2000, driven in part by significant increases in IT spending due to Y2K upgrades, the build-out of the Internet infrastructure and spending by Internet companies.  The combination of a massive build-up of semiconductor inventories, the overhang left by the passing of Y2K and deterioration of the Internet economy resulted in the return of oversupply conditions in late 2000.  We expect industry conditions to continue to be challenging in the foreseeable future, with most or all manufacturers of DRAM currently selling components at or below their production cost. Since we rely on these market participants for our raw components, our DRAM revenues will continue to be volatile.

The Flash industry is divided into two primary segments: data storage, or NAND, and code storage, or NOR.  Data storage Flash products are commonly used for storing large volumes of data in small form factors and in environments characterized by high levels of shock, vibration or temperature fluctuation.  Alternatively, code storage Flash products are typically used in less memory-intensive applications.  Substantially all of our Flash product revenues are derived from the sale of data storage Flash products.

The data storage Flash industry is still in the early stages of development.  The industry experienced explosive growth from 1997 to 2000 led by consumers embracing a number of Flash-based devices, such as digital cameras, MP3 digital audio players and PDAs.  Growth in Flash industry revenues stalled in 2001 and 2002 as a result of worldwide economic weakness.  In November 2002, however, Semico Research Corporation projected data storage Flash industry revenues to grow at a compounded annual growth rate of 41% from 2001 to 2004.

The DRAM and Flash memory supply chain consists of numerous players from semiconductor manufacturers to third-party module and card designers and manufacturers to a variety of distributors who sell to end-users.  Historically, semiconductor manufacturers have focused on large-volume opportunities, producing modules and cards as base-level memory for only the top original equipment manufacturers, or OEMs, of desktop PCs, notebook computers, digital cameras, cell phones and other mass markets.  In contrast to serving the base-level memory needs of these OEMs, third-party module and card manufacturers, such as SimpleTech, specialize in providing industry-accepted upgrades to the aftermarket and customized solutions for systems in which standard modules and cards are not adequate.  As purchasers of semiconductor components from large-scale semiconductor manufacturers, third-party module and card producers provide design, assembly, test and distribution expertise, as well as technical support and quality assurance, to end customers.

The SimpleTech Solution

SimpleTech designs, manufactures and markets a comprehensive line of memory, storage and connectivity products used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and industrial applications.

Product Features

•                  High degree of customization.  Products sold to our Industrial Division customers are typically customized to meet our customers’ specific design requirements.

•                  High density. Our patented IC Tower stacking technology allows us to design and manufacture Flash cards and DRAM memory modules in which multiple memory chips are stacked together to increase the capabilities of memory modules without increasing the product footprint. In some cases, our IC Tower stacking memory technology allows us to create solutions that are otherwise not currently available in the market using standard modules.

•                  Compact size. We are able to manufacture high-density DRAM and Flash memory products with some of the smallest footprints on the market.  As component chips increase in capacity, our ability to increase density in the same footprint also increases.

•                  High performance and reliability. Our memory products are built utilizing sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our memory products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations typically associated with mobile computing and industrial applications.

•                  Low power consumption. During read and write operations, our Flash memory products use less power than most rotating disk drives. At all other times during system operation, our Flash memory products require no power. This low-power consumption translates into longer battery life for many mobile computing and consumer electronic devices.

Industrial Division

We offer our Industrial Division customers a comprehensive technology solution from concept to design to the creation of prototypes through high volume production and testing. We believe our quick-turn design capabilities and automated manufacturing and test processes allow our Industrial Division customers to quickly and cost-effectively bring products to market. In addition, our capabilities allow our  Industrial Division customers to focus their resources on activities and technologies in which they add the greatest value, such as system design, sales, marketing and distribution. We believe our technical capabilities and manufacturing strengths allow our Industrial Division customers to cost-effectively design and implement advanced memory chip technology in high volume product applications.

Commercial Division

Our Commercial Division customers include VARs, direct marketers, commercial and industrial distributors and mass market retailers. We believe our comprehensive line of products allows our Commercial Division customers to efficiently manage their inventory purchases by consolidating their sources for memory, storage and connectivity products. We are able to strengthen our relationships with these Commercial Division customers and develop the SimpleTech brand name through various marketing programs. We also provide ongoing customer support, including on-line pricing and navigation tools, toll-free technical support and account manager training programs. For further details regarding our various marketing programs, see “Business—Sales and Marketing.”

Xiran Division

In January 2002, we acquired Irvine Networks, LLC, including its intellectual property portfolio.  Subsequently, Irvine Networks was renamed as our Xiran Division.  By retaining Irvine Networks’ engineering staff, we have added significant expertise in content delivery and storage system design.  Our Xiran Division is developing a universal solution to accelerate the delivery of content between network and storage. The Xiran Division received its ASIC from its fabrication partner, IBM, in December 2002 and is currently integrating the ASIC into board and system level products. We expect our Xiran Division to begin generating revenues in 2004.

While the Xiran Division received its ASIC in December 2002 and expects to generate revenue in 2004, there can be no assurance that the efforts focused thus far will result in future profitability of the Xiran Division.  In addition, the success of the Xiran Division will depend in significant part upon the ability to develop, introduce and sell its products on a timely and cost-effective basis, and to respond to changing customer requirements.

For additional financial information about each of our divisions, please see Note 12 to our Consolidated Financial Statement.

Design, Manufacturing and Test Engineering

Design and production.  The typical production cycle consists of a design stage followed by a prototype stage and ends with full production of the final product. The length of the design stage has been reduced due to rapid improvements in technology. In recent years customers have demanded shorter design and production cycles. In response, we have developed quick-turn design and manufacturing services. By working with our Industrial Division customers early in the design and prototype stages, we are able to resolve critical design issues effectively and efficiently, thus shortening the time from prototype design to volume manufacturing. In addition, working closely with our Industrial Division customers throughout the design and production stages allows us to gain important insights into their future product requirements. We believe our quick-turn design and manufacturing services also allows us to introduce upgrade products to the aftermarket on a timely basis to coincide with new product releases by these customers.

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

Test engineering.  An important aspect of our manufacturing operations is our focus on test engineering. We test all of our memory products upon completion of manufacturing, which results in lower returns due to product defects. We believe our test engineering expertise will continue to grow in importance as the speed and complexity of memory products increase. Our test engineering group develops proprietary processes which, together with our continued investment in advanced testing equipment, enable us to consistently produce high-quality products.

Research and Development

Our research and development efforts are focused on developing reliable, high-performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff works closely with our Industrial Division customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our Industrial Division customers’ custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our design library. Our design library consists of over 1,000 designs that are available for a wide variety of custom and industry-accepted product configurations.

We focus primarily on new high speed memory modules, improvements in manufacturing processes and technologies, and improvements in test routines and related software. We plan to continue to direct our research and development efforts toward the design of new memory products which address the requirements of our Industrial and Commercial Division customers.  Our IC Tower stacking technology is a critical component of our research and development effort as it allows us to design solutions that are continually migrating to higher densities for our customers.  In response to the growth in Flash-based applications, we have accelerated our design of new Flash solutions that provide improved storage capacities, higher speed read and write capabilities, smaller sizes and new interfaces.

In January 2002, we acquired Irvine Networks, LLC, including its intellectual property portfolio.  Subsequently, Irvine Networks was renamed as our Xiran Division.  By retaining Irvine Network’s engineering staff, we have added significant expertise in content delivery and storage system design.  The Xiran Division is developing a universal solution to accelerate the delivery of content between network and storage. The Xiran Division received its ASIC from its fabrication partner, IBM, in December 2002 and is currently integrating the ASIC into board and system level products.

Products

We design, manufacture and market a comprehensive line of more than 2,500 memory, storage and connectivity products using our proprietary design and manufacturing technologies. Substantially all of our DRAM, SRAM and Flash memory products comply with industry standards and are based on a variety of industry architectures. Sales of memory products accounted for 93.2% of our total revenues in 2002, 90.2% of our total revenues in 2001 and 91.0% of our total revenues in 2000.

DRAM Products

We offer DRAM products including a wide range of single in-line memory modules, or SIMMs, dual in-line memory modules, or DIMMs, and small outline dual in-line memory modules, or SO DIMMs. Our standard DRAM products are available in various configurations of up to 184 pins and densities of up to 4 gigabytes. We also offer many of these products in 3.3 volt or 5.0 volt configurations utilizing different DRAM architectures such as DDR, SDRAM, RDRAM, EDO and FPM.

The following table describes certain of our non-stacking DRAM products as of March 1, 2003:

DRAM Product Family	Density	Architecture	Speed (MHz)
184-pin DIMM	64MB-4GB	DDR	100-200
200-pin SODIMM	64MB-1GB	DDR	100-200
Rambus DIMM	64-512MB	RDRAM	600-1066
168-pin and 184-pin Registered DIMM	64MB-2GB	DDR, SDRAM	66-200
168-pin DIMM	16-256MB	EDO, FPM	100-133
144-pin SO DIMM	16MB-1GB	SDRAM, EDO, FPM	100-133
100-pin DIMM	16-64MB	SDRAM, EDO, FPM	100-133
72-pin SO DIMM	16-64MB	EDO, FPM	50 ns
72-pin SIMM	16-128MB	EDO, FPM	60 ns

Flash Products

We manufacture Flash products for data storage and code storage. Our data storage Flash products are commonly used for storing large volumes of data in small form factors in environments characterized by high levels of shock, vibration or temperature fluctuation.  Conversely, our Flash modules and Linear Flash PC Cards are commonly used in less memory-intensive program and code storage applications.  Substantially all of our Flash product revenues are derived from the sale of data storage Flash products.

Data storage Flash products.  We offer a broad line of data storage Flash products in various capacities, sizes and operating voltages and temperatures. Our data storage Flash products are compatible with a majority of today’s industry-standard consumer electronic devices, computing systems and communications systems and include:

CompactFlash.  Our CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash’s small size, durability, low-power consumption and ability to operate at either 3.3 volts or 5.0 volts make it well-suited for a range of current and next-generation, small size consumer applications such as audio recorders, digital cameras, MP3 digital audio players and PDAs. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter.

Secure Digital and MultiMedia Flash Cards.  Our Secure Digital and MultiMedia Flash Cards are used in storage, data backup and data logging applications and are about the size of a postage stamp.  Their slim, compact design makes them an ideal removable storage solution for designs ranging from pocket-sized cellular phones, audio players and digital cameras, to PDAs and set-top boxes as well as other compact or multi-function digital products.

Bonzai Flash Drives. Our Bonzai USB Flash Drives are portable, pocket-sized storage devices used to store, transfer and carry personal files and allow access to files via any desktop PC, notebook computer or other device with a USB port.  Bonzai Flash Drives store data on our

Secure Digital or MultiMedia Flash Cards, which can be removed from the drive enabling the use of multiple Flash cards on the same Bonzai, upgrade of the Bonzai to higher storage capacities and the use of a single Flash card among multiple devices.

ATA Flash PC Cards.  Our ATA Flash PC Cards are used in storage, data backup and data logging applications. Our products are available in PC Card Type II and III form factors.

Solid-State Flash Drives.  Our solid-state Flash drives are available in 2.5 inch and 3.5 inch hard disk form factors and are targeted at applications that require embedded data storage devices. Our solid-state Flash drives offer rugged, portable, low-power data storage and are compatible replacements for rotating hard drives, making them ideal for industrialized notebook computers, communication devices, and networking and communications applications requiring embedded storage.

Flash Disk Modules.  Our Flash Disk Module products offer a transparent design, replacing or augmenting conventional IDE hard disk drives by leveraging from a miniature module footprint that allows these products to be used as components in embedded systems. Specifically, the product line is available in a 44-pin configuration, which addresses similar functionality to a 2.5 inch hard disk drive, a 40-pin configuration which addresses similar functionality to 3.5 inch hard disk drive.

The following table describes certain of our data storage Flash products as of March 1, 2003:

Data Storage Flash Product Family	Density	Form Factor
CompactFlash	32-640MB	Type I (36.4mm x 42.8mm x 3.3mm)
Secure Digital and MultiMedia Flash Cards	16-512MB	7 and 9-pin
Bonzai	64-512MB	USB mini drive
ATA Flash PC Cards	32MB-3.6GB	Type II (54.0mm x 85.6mm x 5.0mm)
	4.0GB	Type III (54.0mm x 85.6mm x 10.0mm)
Solid-state Flash drives	32MB-16GB	2.5 inch and 3.5 inch
Flash Disk Modules - 40-pin	32-512MB	40-pin vertical & horizontal
Flash Disk Modules - 44-pin	32MB-1GB	44-pin horizontal

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

Linear Flash PC Cards.  We offer standard, custom and application-specific Linear Flash PC Cards, with densities ranging from 512 kilobytes to 256 megabytes.

Stacked DRAM and Flash Card Products

    DRAM modules and Flash card products.  We offer custom and application-specific stacked DRAM modules including a wide range of DIMMs and SO DIMMs. Our stacked DRAM modules are available in various configurations of up to 200-pins and densities of up to 1 gigabyte. We also offer many of these modules in both 3.3 volt and 5.0 volt configurations utilizing different DRAM architectures such as DDR, SDRAM, EDO and FPM. Our IC Tower stacking technology has enabled us to offer a 1 gigabyte, Type II CompactFlash card, which is one of the highest capacity CompactFlash cards currently available.

    The following table describes certain of our stacking DRAM and Flash card products as of March 1, 2003:

Stacked DRAM Product Family	Density	Architecture	Speed (MHz)
200-pin Registered DIMM	512MB-1GB	SDRAM	66-133
168-pin and 184-pin Registered DIMM	1GB-4GB	DDR, SDRAM	66-133
168-pin DIMM	512MB-2GB	EDO, FPM, SDRAM	10-133
144-pin and 200-pin SO DIMM	128MB-1GB	DDR, SDRAM	66-133

Stacked Flash Card Product Family	Density	Form Factor
CompactFlash	1GB	Type II (36.4mm × 42.8mm × 5.0mm)

 IC Tower stacked components.  Our patented IC Tower stacking technology is a high-density memory design architecture that uses standard DRAM IC devices to create high-capacity components. We offer a wide selection of stacked components to be used on memory modules and on our customers’ specific applications. This technology is used in complex, high-capacity module designs and systems and offers chip densities that are less expensive than non-stacked components on a per megabit basis.

The following table describes certain of our IC Tower stacked components as of March 1, 2003:

IC Tower Stacked Component Product Family	Density	Architecture	Speed (MHz)
DDR	128-512MB	2 High (64-256MB)	200-266
SDRAM	128-512MB	2 High (64-256MB)	66-133
EDO/FPM	128MB	2 High (64MB)	10-33

SRAM Products

We offer a comprehensive line of standard, custom and application-specific SRAM modules and PC Cards, including synchronous, asynchronous and battery backup low-power SRAM devices. Our SRAM products are available in densities of up to 32 megabytes. Many of these products are available in 3.3 volt or 5.0 volt configurations.

The following table describes certain of our SRAM products as of March 1, 2003:

SRAM Product Family	Density	Speed (MHz)
Custom ZBT	4-8 MB	133-200
Custom Late Write	16-32 MB	133-200
PC Card	512KB-6MB	66-100
72-pin SIMM	2-8MB	66-100
64-pin SIMM	1MB	66-83

Other Products

Hard drive upgrade kits and external hard drives.  We offer hard drive upgrade kits for many major brands of notebook PCs. Our products range from 20 to 60 gigabytes. The primary use of these products is to enhance the storage capacity of notebook PCs. We also offer USB data transfer/backup kits for desktop and notebook PCs.

Connectivity products.  We offer connectivity products that connect PC Cards, CompactFlash cards and hard drive upgrade kits to a PC’s parallel port or USB port. These products allow the user to move information from their PC Card, CompactFlash card or hard drive to their desktop or notebook PC.

Customers

We sell our products through our Industrial and Commercial Divisions.  We have no long-term sales contracts with our customers.  Our Industrial Division markets our products to OEMs leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.  Our Commercial Division sells our products through a variety of distribution channels, including VARS, direct marketers, commercial and industrial distributors and mass market retailers.

Industrial Division

In 2002, our Industrial Division sold to over 150 customers, including sales through industrial distributors and contract manufacturers who incorporate our products into systems they assemble for our Industrial Division customers. We define our Industrial Division customers as OEMs who have purchased our products directly or ordered our products from industrial distributors and contract manufacturers.  Our Industrial Division customers make the purchasing decisions on substantially all of the products we sell through industrial distributors and contract manufacturers.  In 2001, Unisys accounted for 37.6% of our Industrial Division revenues or 11.0% of our total revenues. No other Industrial Division customer accounted for more than 10.0% of our total revenues in 2002 or 2001.

Commercial Division

In 2002, our Commercial Division sold to over 1,000 customers through VARs, direct marketers, commercial and industrial distributors and mass market retailers. In addition, through our commercial distribution arrangements, we supply certain of our products to e-commerce companies for their sale of these products on the Internet.  CDW Computer Centers was our largest Commercial Division customer for both 2002 and 2001. CDW Computer Centers accounted for 27.1% of our Commercial Division revenues or 21.1% of our total revenues in 2002, and 27.9% of our Commercial Division revenues or 19.7% of our total revenues in 2001. No other Commercial Division customer accounted for more than 10.0% of our total revenues in 2002 and 2001.

We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues for the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ businesses.  We have also experienced changes in the composition of our major customer base from quarter to quarter as the market demand for our customers’ products changes and we expect this variability will continue in the future.

International sales of our products accounted for 14.8%, 16.0% and 13.4% of the our total revenues in 2002, 2001 and 2000, respectively.  During these periods, no single foreign country accounted for more than 10% of our total revenues. Substantially all of our international sales are export sales, which are shipped domestically to our foreign customers.  For additional information regarding our international sales, see Note 11 to our Consolidated Financial Statements and Business – Risk Factors – “We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Commercial Division

We ship SimpleTech brand-name products directly to VARs, direct marketers, commercial and industrial distributors and mass market retailers. As of March 1, 2003, our products were available in more than 2,000 stores in the United States. In addition to in-house sales representatives, our sales efforts in the commercial channel are supported by manufacturers’ representatives. For the direct market and mass market retailer channels, we advertise in magazines and newspapers as a way of bringing end-users to our customers’ locations. Some of our Commercial Division customers also feature our products in their advertisements in exchange for a fee. We offer certain VARs volume rebates and work with their customers to qualify our products for their information system departments. Volume rebates are used to incentivize certain resellers, rewarding them with a rebate for our products sold. For commercial distributors, we purchase corporate image advertising, offer volume rebates and joint marketing programs, and generate leads at electronics tradeshows and refer those potential customers to our distributors. Through joint marketing programs, we work together with resellers to incorporate the SimpleTech brand in the resellers’ existing marketing plans, such as catalogs and web banner ads. In addition, we have developed direct advertising programs with certain of our commercial distributors’ e-commerce customers in which we market our products on their websites. We also offer account manager incentives, which include sales contests and reward programs designed to sustain reseller loyalty while also creating excitement for increased sales activity.

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

Our primary competitors in the third-party memory module industry include:  Crucial Memory, a division of Micron, DPAC Technologies, Kingston Technology, Lexar Media, M-Systems, PNY Technologies, SanDisk, and Smart Modular, a division of Solectron.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets that have similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Micron and Samsung, are also our competitors. These suppliers have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We compete in our target markets based primarily on quality, design and manufacturing technology, price and responsiveness to our customers’ needs. We expect our competitors will continue to improve the performance of their current products, reduce their current product sales prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products.

To remain competitive, we must, among other things:

•                  Provide best-of-class design, manufacturing and test engineering services;

•                  Maintain quality levels;

•                  Provide technologically advanced products;

•                  Successfully protect our intellectual property rights;

•                  Accurately anticipate and prepare for new technological trends and standards in the industry;

•                  Compete favorably on the basis of price;

•                  Offer flexible delivery schedules; and

•                  Deliver finished products on a timely basis in sufficient volume to satisfy our customers’ requirements.

The Flash memory market is in the early stages of development. There is currently an absence of a single Flash memory standard. It is possible that Flash memory standards other than those to which our products conform will emerge as the industry standard. If we are unable to anticipate and adequately allocate our resources in a timely and efficient manner toward the production and development of industry-standard Flash memory products, we may experience significant delays in releasing new and commercially viable products. In addition, if a competing technology replaces or takes significant market share from the Flash memory market, we would not be able to sell our Flash products.

Suppliers

IC devices represent approximately 95.0% of our component costs. We purchase these IC devices from a small number of suppliers. In 2002, our significant suppliers of IC devices included:

DRAM IC Device Suppliers	Flash IC Device Suppliers
•Elpida	•Hitachi
•Micron	•Samsung
•Samsung

We are dependent on a small number of suppliers to supply Flash IC and DRAM IC devices.  We have no long-term DRAM IC device supply contract and only have a limited supply contract with Hitachi for Flash IC devices.  Although we have a limited contract with Hitachi, there can be no assurance that Hitachi can or will agree to supply the quantities of Flash IC devices we may need to meet our production goals.  Accordingly, we periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs.  Hitachi and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Elpida, Micron and Samsung currently supply a majority of the DRAM IC devices used in our DRAM memory products. We have executed IC device consignment inventory agreements with some of our major DRAM and Flash memory suppliers.  As a result of the agreements, our inventory risk has decreased significantly as we are not financially obligated for the inventory until it enters the production process.  For risks associated with our supplier relationships, see Business - Risk Factors - “Because we depend on a small number of suppliers for IC devices, any disruption in our supply relationships could harm our ability to fulfill orders” and Business - Risk Factors - “We may be unable to maintain a steady supply of components.”

Seasonality

In the past, we have been impacted by seasonal purchasing patterns resulting in lower sales in the first and second quarters of each year.  Other factors, including component price fluctuations, may distort the effect of seasonality. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, should revenues decrease to a level lower than expected in any given period, our results of operations could be harmed.

Backlog

Sales of our memory products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $5.8 million as of December 31, 2002, compared to $4.5 million as of December 31, 2001. Our Industrial Division backlog was $4.3 million as of December 31, 2002, compared to $3.8 million as of December 31, 2001.  Our Commercial Division backlog increased from $721,000 as of December 31, 2001, to $1.5 million as of December 31, 2002, as a result of increased Commercial Division orders booked in the fourth quarter of 2002 compared to the fourth quarter of 2001. Commercial Division backlog is typically nominal since substantially all commercial orders are filled on a same-day or next-day basis. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2003, we owned 10 U.S. patents, including U.S. Patent No. Re. 36,916 related to our IC Tower stacking products, and 12 additional patent applications were pending. We have two agreements to license our technology to two different third parties. In addition, we have entered into two licensing agreements to license the technology of others.  In late 2001, we entered into a license agreement with Acticon Technologies to make, use and sell certain PCMCIA-based telephone modems and PCMCIA-based Ethernet networking connectors and cards with respect to certain Acticon patents.  In a second licensing matter, Micron agreed on August 22, 2000, to dismiss the lawsuit it filed against us on April 6, 2000. In return for Micron’s dismissal, we agreed to a settlement agreement, which included a licensing agreement between Micron and us. License fees related to the Acticon and Micron license agreements were immaterial for all periods presented in the financial statements included in this report.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. For details regarding our pending intellectual property lawsuits, see “Legal Proceedings” and Business - Risk Factors - “We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.”

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

In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, all of our employees are required to sign employee non-disclosure and invention assignment agreements. This agreement requires our employees to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us. Our employees further agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See “Risk Factors - Our proprietary technology and intellectual property may not be adequately protected, which could harm our competitive position.”

Employees

As of December 31, 2002, we had 368 full-time employees, consisting of 165 in manufacturing (including test, quality assurance and material management), 100 in sales and marketing, 46 in finance and administration and 57 in design and product development.  Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.

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

Our quarterly operating results may fluctuate in future periods and, as a result, we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline.

                    Our quarterly operating results have fluctuated in the past and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•                  Fluctuating market demand for and declines in the average sales prices of our products;

•                  Overproduction by suppliers of the components used in our products;

•                  Our ability to procure required components or fluctuations in the cost of such components;

•                  The effects of litigation;

•                  Changes in our product and sales mix as well as seasonal demand for our products;

•                  Market acceptance of new and enhanced versions of our products;

•                  The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•                  Inventory obsolescence, product returns and price protections;

•                  Manufacturing inefficiencies associated with the start-up of new products and volume production; and

•                  Expenses associated with acquisitions.

Due to the above factors, quarterly revenues and results of operations are difficult to forecast, and we believe that period-to-period comparisons of our operating results are neither meaningful nor predictive of future performance.  In one or more future quarters our results of operations may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline.

In addition, the trading price of our common stock may materially decline regardless of our operating performance.  The market price of our common stock has been subject to significant fluctuations since our initial public offering in September 2000.  The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

Declines in our average sales prices may result in declines in our revenues and gross profit.

During the substantial majority of 2001 and 2002, overcapacity in the memory product market resulted in significant declines in component prices, which negatively impacted our average selling prices, revenues and gross profit.  Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our business. During periods of overcapacity, our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices also would result in more memory being built into products by OEMs, which would favor our largest competitors and reduce the demand for our Commercial Division memory products.

Because we depend on a small number of suppliers for IC devices, any disruption in our supply relationships could harm our ability to fulfill orders.

We are dependent on a small number of suppliers to supply Flash IC and DRAM IC devices. We have no long-term DRAM IC device supply contract and only have a limited supply contract with Hitachi for Flash IC devices.  Although we have a limited contract with Hitachi, there can be no assurance that Hitachi can or will agree to supply the quantities of Flash IC devices we may need to meet our production goals.  IC devices represent approximately 95% of our component costs. Our dependence on a small number of suppliers and our limited number of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Hitachi and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Elpida, Micron and Samsung currently supply a majority of the DRAM IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices. In particular, if our supply relationships with Hitachi or Samsung are disrupted or terminated, our ability to manufacture and sell our Flash products would be harmed and our Flash business would be adversely affected.

We are subject to the cyclical nature of the semiconductor industry and a significant and prolonged downturn could continue to adversely affect our business.

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, such as the one we are currently in, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the past two and a half years, a semiconductor downturn has negatively impacted our average selling prices, revenues and earnings. Any future downturns, or a worsening of the current downturn, could have a material adverse effect on our business and operating results.

We may be unable to maintain a steady supply of components.

The electronics industry has experienced in the past, and may experience in the future, shortages in IC devices, including DRAM, SRAM and Flash memory. We have experienced and may continue to experience delays in component deliveries and quality problems, which have caused and could in the future cause delays in product shipments. In addition, we have required and could in the future require the redesign of some of our products. From time to time, industry capacity has become constrained such that some vendors have placed their customers, ourselves included, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner which could have a material adverse effect on our business and operating results.

Increased worldwide production of DRAM or Flash components could lead to further declines in average selling prices.

The transition to smaller geometries and the use of 300 millimeter wafers by semiconductor manufacturers, which is expected to accelerate over the next five years, could lead to a significant increase in the worldwide supply of DRAM and Flash components.  Increases in the worldwide supply of DRAM and Flash components could also result from fab capacity expansions.  Increases in worldwide supply of DRAM and Flash components, if not offset by increases in demand, could lead to further declines in the average selling prices of our products and have a material adverse effect on our business and operating results.

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisitions we may undertake.

We intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. Although we completed the acquisition of assets of Irvine Networks, LLC, renamed our Xiran Division, in January 2002, our experience in acquiring other businesses, product lines and technologies is limited. In addition, the attention of our small management team may be diverted from our core business if we undertake an acquisition. Potential acquisitions also involve numerous risks, including, among others:

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

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 55.5% of our total revenues in 2002  and 56.3% of our total revenues in 2001.  Our ten largest Industrial Division customers accounted for an aggregate of 78.4% of our Industrial Division revenues or 18.4% of our total revenues in 2002 and 71.0% of our Industrial Division revenues or 20.8% of our total revenues in 2001.  In 2001, Unisys accounted for 37.6% of our Industrial Division revenues or 11.0% of our total revenues.  No other Industrial Division customer accounted for more than 10.0% of our total revenues in 2002 or 2001.

Our ten largest Commercial Division customers accounted for an aggregate of 60.1% of our Commercial Division revenues or 46.0% of our total revenues in 2002 and 61.6% of our Commercial Division revenues or 43.6% of our total revenues in 2001.  Our largest Commercial Division customer in 2001 and 2002, CDW Computer Centers, accounted for 27.6% of our Commercial Division revenues or 21.1% of our total revenues in 2002 and 27.9% of our Commercial Division revenues or 19.7% of our total revenues in 2001.  No other Commercial Division customer accounted for more than 10.0% of our total revenues in 2002 or 2001.

Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future.  The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations.

Three of our beneficial shareholders have substantial influence over our operations and can significantly influence matters requiring shareholder approval.

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 79.1% of our common stock at December 31, 2002. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license or our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.  In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

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

The market for consumer electronics incorporating data storage Flash memory is relatively new and emerging. The success of our Flash business will depend largely on the level of consumer interest in new and emerging consumer electronics utilizing Flash memory. If sales of products using Flash memory do not increase, we will be unable to grow our Flash business. In addition, if we are unable to anticipate and fulfill customer demand for our products, we may lose sales to our competitors.

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

•prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

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

Product returns, order cancellations, inventory write-downs, price protection and rebates could adversely affect our results of operations.

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $304,000 in 2002 compared to $759,000 in 2001. In addition, we offer some of our Commercial Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $1.3 million in 2002 compared to $1.8 million in 2001.  We also offer rebate programs through some of our Commercial Division customers to end-users.  We incurred rebate charges of $1.1 million in 2002 compared to $839,000 in 2001.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of December 31, 2002, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $876,000 in 2002 compared to $1.1 million in 2001.

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

Terrorist activities and resulting military and other actions could adversely affect our business.

The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them and the current United States military action against Iraq have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 14.8% and 16.0% of our revenues in 2002 and 2001, respectively.  No single foreign country accounted for more than 10.0% of our revenues in 2002 or 2001.  For 2002 and 2001, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

All of our manufacturing operations are located in our facility in Santa Ana, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, fires or floods, could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

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

ITEM 3.     LEGAL PROCEEDINGS

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, we filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”) in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgment finding DPAC did not infringe our patent and that we did not infringe DPAC’s patent. The appeals court affirmed the final judgment on March 7, 2002.  On September 3, 2002, we filed a petition for ceritiori with the U.S. Supreme Court.  On October 7, 2002, the petition to the Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals.  DPAC filed a motion for summary affirmance with the Circuit Court of Appeals.  The Court of Appeals denied the motion and remanded the matter for trial to the United States District Court for the Central District of California.  No trial date has been set by the District Court.

Lemelson Medical, Education & Research Foundation, LLP — Patent Infringement

We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001, against us and other defendants.  The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns.  The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology.  On March 7, 2002, we were served with the Lemelson Foundation complaint.  Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents.  Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time.

Lexar Media, Inc. — Unfair Trade Practice

                On October 1, 2002, we filed a lawsuit against Lexar Media, Inc. in the Superior Court of Orange County, California for unfair trade practices and are seeking unspecified damages, including punitive and trebled damages.  Our complaint sets forth various causes of actions against Lexar Media, including trade libel, libel per se, interference with business opportunities, violation of the California Unfair Competition Act, and violation of the California Unfair Trade Practices Act.  On October 30, 2002, Lexar Media filed a notice of removal, which removed the matter from the Orange County Superior Court to the United States District Court for the Central District of California.  This lawsuit is in the early stages of discovery.

                We are not currently involved in any other material legal proceedings. We are not aware of any other material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

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

	Price range of Common Stock
	High	Low
Year Ended December 31, 2002:
First Quarter	$8.99	$2.86
Second Quarter	$10.44	$3.20
Third Quarter	$4.28	$2.05
Fourth Quarter	$4.15	$1.80

	Price range of Common Stock
	High	Low
Year Ended December 31, 2001:
First Quarter	$6.00	$2.50
Second Quarter	$3.49	$2.20
Third Quarter	$3.15	$1.03
Fourth Quarter	$3.60	$1.30

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on (i) December 31, 2002 and (ii) February 27, 2003.  Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price

December 31, 2002	$3.02
February 27, 2003	$2.05

Holders

As of February 27, 2003, there were 54 holders of record of our common stock.

Dividend Policy

We were originally incorporated as an S corporation in March 1990 and converted to a C corporation in September 2000.  Since becoming a C corporation, we have not declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend principally upon our results of operations, financial conditions, capital requirements, contractual and legal restrictions and other factors the board deems relevant.

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

ITEM 6.                SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2000 through 2002 and the consolidated balance sheet data at December 31, 2001 and 2002 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998 through 2000 were derived from our audited consolidated financial statements and are not included in this Report.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except share and per share data)

Consolidated Statement of Operations Data:
Net revenues	$122,288	$192,593	$308,316	$164,241	$176,531
Cost of revenues	97,930	152,743	239,964	127,691	143,582

Gross profit	24,358	39,850	68,352	36,550	32,949
Operating expenses
Sales and marketing	13,340	14,150	21,588	18,078	18,151
General and administrative	9,381	9,755	11,853	11,564	10,354
Research and development	2,180	1,832	3,745	4,426	8,805
Non-recurring expense	—	—	1,810	—	1,360

Total operating expenses	24,901	25,737	38,996	34,068	38,670

(Loss) income from operations	(543)	14,113	29,356	2,482	(5,721)
Interest expense (income), net	1,597	2,128	1,158	(1,395)	(778)

(Loss) income before (benefit) provision for income taxes	(2,140)	11,985	28,198	3,877	(4,943)
(Benefit) provision for
income taxes	23	(518)	2,838	1,537	(3,637)

Net (loss) income	$(2,163)	$12,503	$25,360	$2,340	$(1,306)

Pro Forma Data (1):
(Loss) income before (benefit) provision for income taxes	$(2,140)	$11,985	$28,198
Pro forma (benefit) provision for income taxes	(813)	4,554	10,883

Pro forma net (loss) income	$(1,327)	$7,431	$17,315

Net (loss) income per share (pro forma in years 1998 - 2000)
Basic	$(0.04)	$0.24	$0.53	$0.06	$(0.03)
Diluted	$(0.04)	$0.23	$0.50	$0.06	$(0.03)
Weighted average shares outstanding (2)
Basic	30,601,027	30,601,027	32,393,218	38,126,687	38,515,825
Diluted	30,601,027	32,657,993	34,593,678	39,435,505	38,515,825

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$817	$3,779	$33,747	$51,831	$33,992
Marketable securities	—	—	—	—	9,980
Working capital	11,283	22,855	64,300	64,543	60,433
Total assets	40,087	55,131	103,286	89,250	94,461
Long-term portion of debt and
capital lease obligations	18,132	15,681	1,642	384	—
Total shareholders’ equity	4,760	15,780	69,913	73,873	73,815

(1) From our formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state tax laws and filed our federal and state income tax returns on that basis. Accordingly, no provision has been made for federal or certain state income taxes. Pro forma net (loss) income has been computed using an effective tax rate of 38% to reflect the estimated income tax (benefit) expense as if we had been fully subject to federal and state income taxes as a C corporation for all periods presented. Subsequent to the termination of our S corporation status on September 26, 2000, we have paid federal and state corporate-level income taxes as a C corporation.

(2) Reflects a 5.07 for 1 stock split of our common stock in September 2000.  All share and per share amounts have been adjusted to give retroactive effect to the stock split.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1.  The following discussion contains forward-looking statements that involve risks and uncertainties.  The statements are based on current expectations and actual results could differ materially from those discussed herein.  Factors that could cause or contribute to the differences are discussed in “Business – Risk Factors” and elsewhere in this Report.

Overview

Simple Technology, Inc., incorporated in March 1990 and renamed SimpleTech, Inc. in May 2001, is a technology solutions provider offering products based on DRAM, SRAM and Flash memory technologies. Headquartered in Santa Ana, California, the company is a leader in the design, development, manufacturing and marketing of memory solutions.

After experiencing year-over-year revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, revenues declined 46.7% in 2001 and increased 7.5% in 2002.  Revenues in 2001 and 2002 were negatively impacted due to softening macro-economic conditions, severe declines in the price of DRAM and Flash components and significantly reduced sales to customers in the communications and networking markets.

As a result of increased demand for Flash-based consumer electronics and industrial applications in which solid-state Flash-based storage displaces traditional storage, our Flash memory products as a percentage of total revenues increased steadily from 12.9% for 1999 to 31.0% for 2002.  For the fourth quarter of 2002, Flash memory products as a percentage of total revenues reached 44.0%.  In November 2002, Semico Research Corporation projected data storage Flash industry revenues to grow at a compounded annual growth rate of 41% from 2001 to 2004.

In 2001 and 2002, our highest profit margin division was our Industrial Division. In 2002, our highest profit margin product line was our IC Tower stacking product line.  We track revenues and gross margins for our Industrial and Commercial Divisions.  We do not track separately, and do not intend to track separately, operating expenses for our Industrial and Commercial Divisions.  Conversely, we do track operating expenses for our Xiran Division, which is not expected to generate revenues until 2004.

Historically, a small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 55.5% of our total revenues in 2002, 56.3% of our total revenues in 2001 and 55.8% of our total revenues in 2000.  In 2002, CDW Computer Centers accounted for 21.1% of our total revenues.  In 2001, CDW Computer Centers and Unisys accounted for 19.7% and 11.0% of our total revenues, respectively.  In 2000, Cisco Systems and CDW Computer Centers accounted for 14.6% and 16.8% of our total revenues, respectively.  Other than CDW Computer Centers, Cisco Systems and Unisys, no customer accounted for more than 10.0% of our total revenues between 2000 and 2002.  The composition of our major customer base changes from quarter to quarter as the market demand for our products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future.  The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations.  See Business - Risk Factors - “Sales to a small number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our sales.”

International sales of our products constituted 14.8% of our total revenues in 2002, 16.0% of our total revenues in 2001 and 13.4% of our total revenues in 2000. No single foreign country accounted for more than 10.0% of our revenues between 2000 and 2002. Over 95.0% of our international sales were denominated in U.S. dollars between 2000 and 2002. In addition, our purchases of IC devices are currently denominated in U.S. dollars.  However, we do face risks associated with doing business in foreign countries.  See Business - Risk Factors - “We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been impacted by seasonal purchasing patterns resulting in lower sales in the first and second quarters of each year.  Other factors, including component price fluctuations, may distort the effect of seasonality. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, should revenues decrease to a level lower than expected in any given period, our results of operations could be harmed.

Revenues are recognized at the time of shipment. We face risks associated with declines in the market value of our products, product returns, inventory obsolescence, price protection and rebates.  See Business - Risk Factors - “Product returns, order cancellations, inventory write-downs, price protection and rebates could adversely effect our results of operations.”

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Year Ended December 31,
	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.3	77.7	77.8

Gross profit	18.7	22.3	22.2
Operating expenses
Sales and marketing	10.3	11.0	7.0
General and administrative	5.8	7.0	3.9
Research and development	5.0	2.7	1.2
Non-recurring expense	0.8	0.0	0.6

Total operating expenses	21.9	20.7	12.7

Loss (income) from operations	(3.2)	1.6	9.5
Interest (income) expense, net	(0.4)	(0.8)	0.4

(Loss) income before (benefit) provision for income taxes	(2.8)	2.4	9.1
(Benefit) provision for income taxes [1]	(2.1)	1.0	3.5

Net (loss) income [1]	(0.7% )	1.4%	5.6%

[1]  Pro forma in 2000.

Comparison of the years ended December 31, 2002 and 2001

Net Revenues.  Our revenues increased 7.5% from $164.2 million in 2001 to $176.5 million in 2002.  Sales of memory products accounted for 93.2% of our revenues in 2002 compared to 90.2% of our revenues in 2001.  The increase in revenues from 2001 to 2002 was primarily due to a 24.1% increase in units shipped from 2.9 million units in 2001 to 3.6 million units in 2002, partially offset by a 12.3% decline in our average sales price from 2001 to 2002.  The increase in unit volume resulted from unit volume increases of 93.2% for Flash products, 81.6% for IC Tower stacking products and 81.8% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products, partially offset by a unit volume decrease of 12.1% for standard memory products.  The increase in Flash product units shipped resulted primarily from an increase in sales of Flash products to consumers for applications such as digital camera, MP3 players and PDA through direct marketers and mass market retailers.  The decrease in standard memory units shipped resulted primarily from continued weakness in the personal computer market.  The decrease in our average sales price resulted primarily from a steady decline of Flash component prices during 2002, partially offset by a marginal increase in overall DRAM component prices in 2002.  The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margin.

Our Industrial Division revenues decreased 13.5% from $48.0 million in 2001 to $41.5 million in 2002.  Our Industrial Division revenues were negatively impacted in 2002 due to reduced sales to customers in the networking and communications markets.  Commercial Division revenues increased 16.2% from $116.2 million in 2001 to $135.0 million in 2002 primarily due to a 50.4% increase in Flash products.  We also expect to begin generating revenues from our Xiran Division in 2004.

Our combined backlog was $5.8 million as of December 31, 2002, compared to $4.5 million as of December 31, 2001. Our Industrial Division backlog was $4.3 million as of December 31, 2002, compared to $3.8 million as of December 31, 2001.  Our Commercial Division backlog increased from $721,000 as of December 31, 2001, to $1.5 million as of December 31, 2002, as a result of increased Commercial Division orders booked in the fourth quarter of 2002 compared to the fourth quarter of 2001.

Gross Profit.  Our gross profit decreased 10.1% from $36.6 million in 2001 to $32.9 million in 2002. Gross profit as a percentage of revenues decreased from 22.3% in 2001 to 18.7% in 2002.  Gross profit as a percentage of revenues declined from 2001 to 2002 primarily due to sharp declines in DRAM pricing during the second quarter of 2002, which resulted in a 14.2% gross profit as a percentage of revenue in that quarter.  We believe the sharp decline in DRAM pricing during the second quarter of 2002 resulted from failed consolidation discussions between Micron and Hynix, two of the largest DRAM manufacturers in the industry.  Gross profit as a percentage of revenues was relatively flat for our Industrial Division at 30.1% in 2002 and 29.6% in 2001.  Gross profit as a percentage of revenues for our Commercial Division decreased to 15.1% in 2002 from 19.2% in 2001 primarily due to the impact of DRAM price declines for the second quarter of 2002 on DRAM inventory held in stock.  As a result of our Industrial Division selling a larger percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products, gross profit as a percentage of revenues for our Industrial Division is typically higher than our Commercial Division.

Sales and Marketing.  Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs.  Sales and marketing expenses remained flat at $18.2 million in 2002 compared to $18.1 million in 2001.  Sales and marketing expenses as a percentage of revenues remained relatively flat at 10.3% in 2002 compared to 11.0% in 2001.

General and Administrative.  General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead.

General and administrative expenses decreased 10.3% from $11.6 million in 2001 to $10.4 million in 2002.  The decline in general and administrative expenses was primarily due to reductions in legal expense of approximately $600,000, bad debt expense of approximately $400,000 and payroll expense of approximately $100,000.  General and administrative expenses as a percentage of revenues decreased from 7.0% in 2001 to 5.8% in 2002 primarily due to reduced legal, bad debt and payroll expenses and increased revenues.

Research and Development.  Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 100.0% from $4.4 million in 2001 to $8.8 million in 2002. Research and development expenses as a percentage of revenues increased from 2.7% in 2001 to 5.0% in 2002.  Research and development expenses increased year-over-year from 2001 to 2002 due to a significant expansion of our research and development staff to serve our growing Industrial Division customer base and to develop new product lines. In January 2002, we completed a $2.3 million acquisition of the assets, including intellectual property, of Irvine Networks, LLC, and hired their engineering staff. Irvine Networks, renamed our Xiran Division, is developing a universal solution to accelerate the delivery of content between network and storage. Operating costs for the Xiran Division were approximately $6.5 million in 2002, excluding a $1.4 million non-recurring in-process research and development charge related to the acquisition, and are expected to increase to approximately $9 million in 2003.  The Xiran Division received its ASIC, the key component in its universal solution, from its fabrication partner, IBM, in December 2002 and is currently integrating the ASIC into board and system level products.  We expect to begin generating revenues from the Xiran Division in 2004.

Non-Recurring Expenses.  We did not have non-recurring expenses in 2001.  Non-recurring expenses were $1.4 million in 2002 and were comprised of in-process research and development expenses related to the acquisition of Irvine Networks in January 2002.

Interest (Income) Expense, Net.  Interest (income) expense, net is comprised primarily of interest income from our cash and cash equivalents and interest expense related to our line of credit and equipment financing.  Interest (income) expense, net was ($778,000) in 2002 compared to ($1.4) million in 2001.  Interest income was $855,000 in 2002 and $1.6 million in 2001. Interest income decreased from 2001 to 2002 primarily due to lower interest rates.  Interest expense was $77,000 in 2002 and $200,000 in 2001.  Interest expense decreased from 2001 to 2002 due to the maturation and pay down of a portion of our equipment loans and capital leases.

(Benefit) provision for income taxes.  (Benefit) provision for income taxes was ($3.6) million in 2002 and $1.5 million in 2001.  (Benefit) provision for income taxes as a percentage of (loss) income before (benefit) provision for income taxes was 73.3% in 2002 compared to 39.6% in 2001.  The increase in the effective rate in 2002 resulted from the application of state net operating loss carryforwards, prior year research and development and state enterprise zone hiring credits of approximately $927,000 taken in 2002 and current year research and development and state enterprise zone hiring credits of approximately $934,000.

Net (Loss) Income.  Net (loss) income was ($1.3) million in 2002 and $2.3 million in 2001.

Comparison of the years ended December 31, 2001 and 2000

Net Revenues.  Our revenues decreased 46.7% from $308.3 million in 2000 to $164.2 million in 2001.  Sales of memory products accounted for 90.2% of our revenues in 2001 and 91.0% of our revenues in 2000.  The decrease in revenues from 2000 to 2001 was primarily due to a 54.4% decrease in our average sales price from 2000 to 2001, offset partially by a 16.0% increase in units shipped from 2.5 million units in 2000 to 2.9 million units in 2001.  The decrease in our average sales price resulted from significant declines in DRAM and Flash component prices from October 2000 through November 2001.  The increase in unit volume resulted from unit volume increases of 37.7% for standard memory products and 29.7% for Flash products, partially offset by unit volume decreases of 68.4% for IC Tower stacking products and 41.2% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products.  Increases in Flash and standard memory units shipped resulted primarily from market share gains achieved during 2001 in the mass market retailer channel.  Decreases in IC Tower stacking units shipped resulted from excess Industrial Division customer inventory levels throughout 2001. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margin.

Our Industrial Division revenues decreased 66.7% from $144.2 million in 2000 to $48.0 million in 2001. Our Commercial Division revenues decreased 29.2% from $164.1 million in 2000 to $116.2 million in 2001.  Both our Industrial and Commercial Division revenues were negatively impacted in 2001 due to softening macro-economic conditions and severe declines in the price of DRAM and Flash components, which resulted in significantly lower average selling prices.  Our Industrial Division revenues were further impacted by a build-up of inventory by our communications and networking customers during 2000.

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

Gross Profit.  Our gross profit decreased 46.5% from $68.4 million in 2000 to $36.6 million in 2001. Gross profit as a percentage of revenues remained flat at 22.3% in 2001 compared to 22.2% in 2000.  Gross profit as a percentage of revenues for our Industrial Division increased to 29.6% in 2001 from 26.7% in 2000.  Gross profit as a percentage of revenues for our Commercial Division increased to 19.2% in 2001 from 18.2% in 2000 primarily due to a positive shift in customer mix. As a result of our Industrial Division selling a larger percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products, gross profit as a percentage of revenues for our Industrial Division is typically higher than our Commercial Division.

Sales and Marketing.  Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs.  Sales and marketing expenses decreased 16.2% from $21.6 million in 2000 to $18.1 million in 2001 primarily due to reduced commissions and channel marketing expenses related to lower revenues.  Sales and marketing expenses as a percentage of revenues increased from 7.0% in 2000 to 11.0% in 2001 primarily due to reduced revenues.

General and Administrative.  General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses remained relatively flat at $11.6 million in 2001 compared to $11.9 million in 2000.  General and administrative expenses as a percentage of revenues increased from 3.8% in 2000 to 7.0% in 2001 primarily due to reduced revenues.

Research and Development.  Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 19.0% from $3.7 million in 2000 to $4.4 million in 2001. Research and development expenses as a percentage of revenues increased from 1.2% in 2000 to 2.7% in 2001. Research and development expenses increased year-over-year from 2000 to 2001 due to a significant expansion of our research and development staff to serve our growing Industrial Division customer base and to develop new product lines.

Non-Recurring Expenses.  We did not have non-recurring expenses in 2001.  Non-recurring expenses were $1.8 million in 2000 and were comprised of expenses related to a litigation settlement with Interactive Flight Technologies, Inc.  The settlement payment was made in January 2001.

Interest (Income) Expense, Net.  Interest (income) expense, net is comprised primarily of interest income from our cash and cash equivalents and interest expense related to our line of credit and equipment financing.  Interest (income) expense, net was ($1.4) million in 2001 compared to $1.2 million in 2000.  Interest income was $1.6 million in 2001 and $406,000 in 2000. Interest income increased in 2001 compared to 2000 due to a higher average cash balance resulting primarily from initial public offering proceeds received in October 2000 and positive cash flow from operations in each quarter from the fourth quarter of 2000 through the fourth quarter of 2001.  Interest expense was $200,000 in 2001 and $1.6 million in 2000.  Interest expense decreased significantly from 2000 to 2001 primarily due to the reduction of our line of credit balance to zero in October 2000.

Provision for income taxes.  Provision for income taxes was $1.5 million in 2001.  Pro forma provision from income taxes was $10.9 million in 2000.  Provision for income taxes as a percentage of income before provision for income taxes was 39.6% in 2001. Pro forma provision for income taxes as a percentage of income before provision for income taxes was 38.6% in 2000.

Net Income.  Net income was $2.3 million in 2001.  Assuming the termination of our S corporation status, pro forma net income would have been $17.3 million in 2000.

Liquidity and Capital Resources

As of December 31, 2002, we had working capital of $60.4 million, including $34.0 million of cash and cash equivalents and $10.0 million in marketable securities, compared to working capital of $64.5 million, including $51.8 million of cash and cash equivalents, as of December 31, 2001. Our cash and cash equivalents balance decreased over the 2002 period primarily due to an investment in market securities of $10.0 million and purchases of furniture, fixtures and equipment of $5.4 million.  We had no outstanding principal balance under our $27.5 million line of credit with Comerica Bank at December 31, 2001 and the line of credit expired in August 2002 and was not renewed. Current assets were 3.9 times current liabilities at the end of 2002, compared to 5.3 times current liabilities at the end of 2001.

Net cash used by operating activities was $217,000 in 2002.  Net cash used by operating activities resulted primarily from an increase in net accounts receivable of $6.4 million and an increase in net inventory of $4.3 million, partially offset by an increase in accounts payable of $6.1 million and non-cash depreciation of $3.6 million. Net inventory, net accounts receivable and accounts payable growth resulted from a 28.7% increase in revenues in the fourth quarter of 2002 compared to the fourth quarter of 2001.

Net cash provided by operating activities was $24.2 million in 2001. Net cash provided by operating activities in 2001 resulted primarily from net income of $2.3 million, a decrease in net accounts receivable of $15.6 million and a decrease in net inventory of $21.2 million, partially offset by a decrease in accounts payable of $15.6 million.  Inventory and accounts payable decreased primarily due to the implementation of consignment inventory programs with our three largest component suppliers during 2001 and a sharp decline in DRAM and Flash pricing during the year.  Accounts receivable decreased due to the decline in overall revenues.

Net cash used in investing activities was $16.9 million in 2002 compared to $5.4 million in 2001. In 2002, net cash used in investing activities resulted primarily from an investment in marketable securities of $10.0 million, purchases of furniture, fixtures and equipment of $5.4 million and an acquisition of a business for $2.3 million. In 2001, net cash used in investing activities was attributable primarily to purchases of furniture, fixtures and equipment.  Although we had no material capital expense commitments as of December 31, 2002, we expect to spend up to approximately $3.0 million to $5.0 million during the next 24 months, primarily for manufacturing, testing and engineering equipment.

Net cash used in financing activities totaled $681,000 in 2002 and $674,000 in 2001. Net cash used in financing activities in 2002 resulted from the repayment of borrowings from banks and capital lease obligations of $1.5 million, partially offset by the issuance of common stock for proceeds of $772,000 related to our employee stock purchase plan and stock option exercises. Net cash used in financing activities in 2001 resulted primarily from the repayment of borrowings from banks and capital lease obligations of $1.6 million, partially offset by the issuance of common stock for proceeds of $1.1 million related to our employee stock purchase plan and stock option exercises. In 2001, we also repurchased a total of 72,500 shares of our common stock under our authorized stock repurchase program at an average price of approximately $1.25 per share, resulting in a total cash payment of approximately $92,000.

In prior years, we entered into several capital leases and loans to finance manufacturing and testing equipment. Our obligations under capital leases were $113,000 on December 31, 2002 and $554,000 on December 31, 2001, with interest rates ranging from 8.1% to 9.6% per annum.  Our equipment financing loan balances were paid down to zero at December 31, 2002 and had a balance of $1.0 million on December 31, 2001, with interest rates ranging from 7.5% to 9.1% per annum.

Prior to our conversion from an S corporation to a C corporation in September 2000, we made cash distributions of a portion of our S Corporation earnings to our shareholders of record as of September 20, 2000, for reasons including payment of their overall personal income taxes. On September 26, 2000, we distributed to our shareholders of record as of September 20, 2000, in proportion to their ownership of our shares, notes in an aggregate principal amount of $25.1 million, equal to our undistributed earnings from the date of our formation through September 26, 2000. We used a portion of the net proceeds from our initial public offering to payoff the principal amount of these undistributed earnings notes on October 6, 2000 and November 3, 2000.

We believe that our existing assets, cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

•                  our pursuit of strategic alternatives, including future market opportunities; and

•                  our relationships with suppliers and customers.

In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2002, 2001 and 2000.

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

• Reserves for inventory excess, obsolescence and lower of market values over costs —We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit.  We regularly monitor potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of our inventory to its market value.

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

• Product returns—We offer a majority of our customers that purchase products through our commercial channels limited rights to return unsold inventory.  In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and interest expense on our existing variable rate debt.  We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations and cash flows would not be material.  Currently, we do not hedge these interest rate exposures.  The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At December 31, 2002, our cash and cash equivalents were $34.0 million. Our variable rate equipment debt was paid down to zero at December 31, 2002, and our floating rate debt under the revolving credit facility expired in August 2002 and was not renewed.  At December 31, 2002, our cash and cash equivalents included $25.4 million invested in money market and other interest bearing accounts and $8.6 million invested in securities, which represents investments in corporate bonds, auction rate securities and commercial paper with maturities of less than three months.  At December 31, 2002, our investments in securities with maturities of less than three months had a weighted-average time to maturity of 23.3 days.

At December 31, 2002, our investment in marketable securities was $10.0 million.  The marketable securities consist primarily of $100,000 certificates of deposit with an original maturity of one year at 100 different financial institutions.  At December 31, 2002, these marketable securities had a weighted-average time to maturity of approximately 77 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $340,000.  Conversely, if interest rates were to increase 1%, the result would be an annual increase in our interest expense related to our variable rate debt of approximately $10,000.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SimpleTech, Inc., consolidated financial statements, schedule and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in “Proposal 1: Elections of Directors” “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” and "Management" sections of our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and Rule 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV.

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Page
Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves	S-2

3.  Exhibits.  The Exhibits filed as part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K:

None

(c) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.1.1	*	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000
3.1.2	‡	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001
3.2	*	Amended and Restated Bylaws
4.1		See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.

4.2	*	Specimen Stock Certificate
10.1	*	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.2	*	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.3	**†	2000 Stock Incentive Plan (as amended and restated)
10.4	**†	2000 Employee Stock Purchase Plan (as amended and restated)
10.5	*	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers
10.6	*†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)
10.7	*	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.
10.8	*	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.
10.9	†	Employment Agreement, dated November 11, 2002, by and between SimpleTech, Inc. and Thomas A. Beaver
21.1	+	List of Subsidiaries of SimpleTech, Inc.
23.1		Consent of PricewaterhouseCoopers LLP
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.

‡              This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001, filed with the Securities and Exchange Commission on May 14, 2001, and is incorporated by reference herein.

**           This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-8 with the Securities and Exchange Commission on February 9, 2001, and is incorporated by reference herein.

†              Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+              This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 20, 2002, and is incorporated by reference herein.

(d) Financial Statement Schedule:

The financial statement schedule for SimpleTech, Inc. is set forth in (a)(2) of Item 14 above.

SIMPLETECH, INC.

Report of Independent Accountants

The Shareholders and Board of Directors of

SimpleTech, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SimpleTech, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Orange County, California

January 31, 2003, except for Note 10, as to which the date is February 26, 2003

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except  share and per share amounts)

	December 31,
	2002	2001
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$33,992	$51,831
Marketable securities	9,980	—
Accounts receivable, net of allowances of $782 and $540 at December 31, 2002 and 2001, respectively	19,019	12,602
Inventory, net	14,141	9,843
Deferred income taxes	28	786
Other current assets	3,919	4,474

Total current assets	81,079	79,536
Furniture, fixtures and equipment, net	10,169	9,127
Goodwill	835	—
Deferred income taxes	2,378	587

Total assets	$94,461	$89,250

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$16,381	$10,320
Current maturities of long-term debt	—	741
Current maturities of capital lease obligations	113	441
Accrued and other liabilities	4,152	3,491

Total current liabilities	20,646	14,993
Long-term debt	—	271
Capital lease obligations	—	113

Total liabilities	20,646	15,377

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,725,800 shares issued and outstanding as of December 31, 2002; 38,272,050 shares issued and outstanding as of December 31, 2001	39	38
Additional paid-in capital	66,716	65,484
Unearned stock based compensation	—	(15)
Retained earnings	7,060	8,366

Total shareholders’ equity	73,815	73,873

Total liabilities and shareholders’ equity	$94,461	$89,250

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2001	2000

Net revenues	$176,531	$164,241	$308,316
Cost of revenues	143,582	127,691	239,964

Gross profit	32,949	36,550	68,352
Sales and marketing	18,151	18,078	21,588
General and administrative	10,354	11,564	11,853
Research and development	8,805	4,426	3,745
In-process research and development (Note 6)	1,360	—	—
Non-recurring legal settlement (Note 10)	—	—	1,810

Total operating expenses	38,670	34,068	38,996

(Loss) income from operations	(5,721)	2,482	29,356
Interest income	(855)	(1,595)	(406)
Interest expense	77	200	1,564

(Loss) income before (benefit) provision for income taxes	(4,943)	3,877	28,198
(Benefit) provision for income taxes	(3,637)	1,537	2,838
Net (loss) income	$(1,306)	$2,340	$25,360

Pro forma data (Note 2): Income before provision for income taxes			$28,198
Provision for income taxes			10,883

Net income			$17,315
Net (loss) income per share:
Basic	$(0.03)	$0.06	$0.53 (a	)
Diluted	$(0.03)	$0.06	$0.50 (a	)

Weighted average shares outstanding:
Basic	38,515,825	38,126,687	32,393,218
Diluted	38,515,825	39,435,505	34,593,678

(a) Pro forma (Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

						Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Unearned Stock Based Compensation			Total Shareholders’ Equity
	Common Stock				Retained Earnings
	Shares	Amount

Balances, December 31, 1999	30,601,027	$30	$3,283	$(141)	$12,705	$(97)	$15,780
Comprehensive income:
Net income					25,360		25,360
Foreign currency translation adjustment						97	97

Total comprehensive income							25,457
Compensation related to stock options vesting				79			79
Change in par value of common stock		1	(1)				—
Distributions to shareholders			(3,000)		(32,039)		(35,039)
Issuance of common shares	6,364,000	6	62,726				62,732
Exercise of stock options	607,640	1	671				672
Tax benefit from exercises of stock options			232				232

Balances, December 31, 2000	37,572,667	38	63,911	(62)	6,026	—	69,913
Net income					2,340		2,340
Compensation related to stock options vesting				47			47
Issuance of common shares under employee stock purchase plan	99,826		327				327
Stock buyback	(72,500)		(92)				(92)
Exercise of stock options	672,057		729				729
Tax benefit from exercises of stock options			609				609

Balances, December 31, 2001	38,272,050	38	65,484	(15)	8,366	—	73,873
Net loss					(1,306)		(1,306)
Compensation related to stock options vesting			48	15			63
Issuance of common shares under employee stock purchase plan	94,833		222				222
Exercise of stock options	358,917	1	549				550
Tax benefit from exercises of stock options			413				413

Balances, December 31, 2002	38,725,800	$39	$66,716	$—	$7,060	$—	$73,815

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(1,306)	$2,340	$25,360
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,602	3,152	3,406
Loss on sale of furniture, fixtures and equipment	122	50	42
Accounts receivable provisions	1,463	2,003	1,253
Inventory excess and obsolescence expense	304	759	2,940
Deferred income taxes	(1,033)	1,016	(1,571)
Compensation related to stock options vesting	63	47	79
Tax benefit from exercises of stock options	413	609	232
In-process research and development	1,360	—	—
Other	—	—	97
Change in operating assets and liabilities:
Accounts receivable	(7,880)	13,498	(5,651)
Inventory	(4,602)	20,450	(15,715)
Other assets	555	(3,405)	(524)
Accounts payable	6,061	(15,630)	5,917
Accrued and other liabilities	661	(728)	2,215

Net cash (used in) provided by operating activities	(217)	24,161	18,080

Cash flows from investing activities:
Purchase of marketable securities	(9,980)	—	—
Purchase of furniture, fixtures and equipment	(5,383)	(5,796)	(2,635)
Proceeds from sale of furniture, fixtures and equipment	717	393	229
Acquisition of business	(2,295)	—	—

Net cash used in investing activities	(16,941)	(5,403)	(2,406)

Cash flows from financing activities:
Repayments of line of credit, net	—	—	(12,479)
Repayments of borrowings from banks	(1, 012)	(832)	(697)
Payments on capital lease obligations	(441)	(806)	(935)
Repayment of loans to related parties, net	—	—	40
Proceeds from exercise of stock options	550	729	672
Stock buyback	—	(92)	—
Distributions to shareholders	—	—	(35,039)
Proceeds from issuance of common stock	222	327	65,104
Cost of equity issuance	—	—	(2,371)

Net cash (used in) provided by financing activities	(681)	(674)	14,295

Net (decrease) increase in cash	(17,839)	18,084	29,969
Cash and cash equivalents at beginning of period	51,831	33,747	3,778

Cash and cash equivalents at end of period	$33,992	$51,831	$33,747

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows, Continued

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$10	$4,025	$3,927
Interest	$78	$197	$1,567

The accompanying notes are an integral part of these consolidated financial statements.

SimpleTech, Inc.
Notes to Consolidated Financial Statements

1.             Company Organization:

    Simple Technology, Inc., incorporated in March 1990 and renamed SimpleTech, Inc. in May 2001, designs, manufactures and markets a comprehensive line of memory and storage products, as well as connectivity products that connect memory cards and hard drive upgrade kits to PCs. The Company’s memory and storage products are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. These products are used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and industrial applications.  The Company offers its products through its Industrial and Commercial Divisions.  Commercial Division channels include value added resellers, direct marketers, commercial and industrial distributors and mass market retailers.  The Industrial Division sells primarily custom memory products for newly manufactured systems, with most sales based on a coordinated effort between the Company’s design team and the engineers of the Industrial Division customers.

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

Marketable Securities:

                Marketable securities consist primarily of $100,000 certificates of deposit with an original maturity of one year at 100 different financial institutions.  These securities are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity.  The securities are stated at cost and the gross unrealized gains and losses on held-to-maturity securities have historically not been material.

Accounts Receivable:

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product sales, reduced by reserves for the estimated amount deemed uncollectible due to bad debt, price protections and sales returns.  The amount charged to operations for amounts deemed uncollectible as a result of bad debt are based on the sum of (i) the actual amounts incurred during the year and (ii) the Company’s estimate of the amount needed on those ending accounts receivable balances, relating to the identification of specific accounts.  Amounts charged to operations for amounts pursuant to price protection and sales returns are based on the sum of (i) the actual amounts incurred during the year and (ii) the Company’s estimate of the amounts required, but not yet incurred, relating to the identification of specific accounts for price protection and current and historical information for sales returns.  For the years ended December 31, 2002, 2001, and 2000, amounts charged to operations for uncollectible accounts for bad debt, price protection and sales returns were approximately $1,463,000, $2,003,000, and $1,253,000, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its furniture, fixtures and equipment may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Disposal of Long-Lived Assets.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Goodwill:

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires the Company to assess the goodwill for impairment on an annual basis and when there is reason to suspect that the value has been diminished or impaired with any corresponding write-downs recognized as necessary.

Long-Term Debt:

The fair values of the Company’s long-term debt have been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company’s loans approximate their fair values.

Revenue Recognition:

Product sales and related cost of sales are recognized upon the shipment of product to customers provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. The terms of substantially all product sales are FOB shipping point. A substantial portion of the Company’s sales through its Commercial Division includes limited rights to return unsold inventory. In addition, some customers have limited price protection rights for inventories of the Company’s products held by them. If the Company reduces the list price of their products, these customers may be entitled to receive credits from the Company. The Company provides for estimated future returns of inventory, limited price protection arrangements and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management’s expectations.

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2002, 2001 and 2000, shipping and handling costs were approximately $2,200,000, $2,400,000 and $2,100,000, respectively.

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2002, 2001 and 2000, advertising costs were approximately $2,469,000, $2,914,000 and $3,599,000, respectively.

Research and Development:

Research and development costs, which primarily relate to payroll-related costs, consulting fees and rent expense for office space, are expensed as incurred.

Income Taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities.

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

For the years ended December 31, 2001 and 2000, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,308,818 and 2,200,460, respectively.  For the year ended December 31, 2002, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

In September 2000, the Company effected a 5.07 for 1.0 stock split of all outstanding common stock and common stock options. All share and per share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Pro Forma Net Income (unaudited):

For the year ended December 31, 2000, pro forma net income was computed using an effective tax rate of 38% to reflect the estimated income tax expense of the Company as if it had been subject to C corporation federal and state income taxes for the period, instead of S corporation income taxes.

Segment Reporting:

The Company reports information about operating segments based on the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance.

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2002 and 2001, approximately 15% and 37%, respectively, of accounts receivable were concentrated with one and three customers, respectively. For the years ended December 31, 2002, 2001 and 2000, sales to CDW Computer Centers comprised 21%, 20% and 17%, respectively, of the Company’s revenues. For the year ended December 31, 2001, sales to Unisys accounted for 11% of the Company’s revenues. For the year ended December 31, 2000, sales to Cisco Systems accounted for 15% of the Company’s revenues. No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2002 and 2001, or for each of the three years in the period ended December 31, 2002. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2002 and 2001, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

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

3.             Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which its executive offices, manufacturing, engineering, research and development and testing operations are located. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech. MDC has no operations other than leasing transactions with the Company. An operating lease with MDC for the 24,500 square foot facility was signed in April 2000. The lease term was decreased from 26 years to 5 years, expiring in March 2005, and the monthly base rent was changed from approximately $19,000 to approximately $17,000. An operating lease with MDC for the 48,600 square foot facility was signed in June 2000. The 48,600 square foot facility lease expires in May 2005, and the base rent is approximately $33,000 per month. Building rent expense for these two facilities for the years ended December 31, 2002, 2001 and 2000, amounted to $603,000, $603,000 and $446,000, respectively.  At December 31, 2002, 2001 and 2000, there was no outstanding facility rent owed to MDC.

In 1996 and 1997, the Company entered into equipment leases with MDC Land Corporation, a corporation owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. In December 2001, the Company exercised its purchase option under the capital leases by purchasing all of the related equipment for approximately $21,000.  Equipment lease payments amounted to $0 in 2002, $385,000 in 2001 and $574,000 in 2000. At December 31, 2002, 2001 and 2000, there was no outstanding equipment lease payments owed to MDC.

4.             Inventory:

Inventory consists of the following:

	December 31,
	2002	2001
Raw materials	$6,325,000	$5,421,000
Work-in-progress	364,000	927,000
Finished goods	8,256,000	4,785,000
	14,945,000	11,133,000
Valuation allowances	(804,000)	(1,290,000)
	$14,141,000	$9,843,000

5.             Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment consist of the following:

	December 31,
	2002	2001
Furniture and fixtures	$325,000	$299,000
Equipment	24,643,000	21,557,000
	24,968,000	21,856,000
Accumulated depreciation and amortization	(14,799,000)	(12,729,000)
	$10,169,000	$9,127,000

For the years ended December 31, 2002, 2001 and 2000, the Company recorded depreciation and amortization expense of approximately $3,602,000, $3,152,000 and $3,406,000, respectively.

At December 31, 2002 and 2001, furniture, fixtures and equipment included approximately $1,978,000 of assets under capital leases with associated accumulated amortization of approximately $1,881,000 and $1,486,000, respectively.

6.             Acquisition of Business

In January 2002, the Company acquired substantially all the assets, including intellectual property, of Irvine Networks, LLC for $2.3 million in cash.  The Company retained the engineering staff of Irvine Networks, LLC, which was subsequently renamed the Xiran Division.  In connection with the acquisition, approximately $1.4 million of the purchase price was allocated to in-process research and development (“IPR&D”).  The amount attributed to IPR&D was expensed at the date of acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative use.  In addition, approximately $835,000 and $100,000 of the purchase price was allocated to goodwill and fixed assets, respectively.

The acquisition added significant expertise in content delivery and storage system design.  The Xiran Division is developing a universal solution to accelerate the delivery of content between network and storage. The Xiran Division received its ASIC from its fabrication partner, IBM, in December 2002 and is currently integrating the ASIC into board and system level products.  Revenues from the Xiran Division are expected during 2004.  While the Xiran Division received its ASIC, the key component in its universal solution, in December 2002 and expects revenue in 2004, there can be no assurance that the efforts focused thus far will result in future profitability of the Xiran Division.  In addition, the success of the product and the Xiran Division will depend in significant part upon the ability to develop, introduce and sell the product on a timely and cost-effective basis, and to respond to changing customer requirements.

7.             Line of Credit:

Effective August 3, 1999, the Company entered into a line of credit agreement, as amended. The line of credit balance was reduced to zero in October 2000.  There were no borrowings on this line of credit from the pay down in October 2000 to the expiration of the line in August 2002.  The line of credit was not renewed after expiration.

8.             Long-Term Debt:

Long-term debt consists of the following:

December 31,
2001
Equipment notes payable, principal and interest payable in monthly installments of $70,671, maturing at various dates through December 2004, collateralized by equipment, interest ranging between 8.4% and 9.1%	$1,012,000
Less current portion	(741,000)
$271,000

                The equipment notes payable were paid off during 2002.

9.             Income Taxes:

From formation in March 1990 to September 26, 2000, the Company had elected for U.S. federal income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code. Under this election, the Company’s shareholders, rather than the Company, were subject to federal income taxes on their respective share of the Company’s taxable income. The Company had also elected similar treatment for California franchise tax purposes, which also requires a state income tax at the Company-level of 1.5%. On September 26, 2000, the Company terminated its Subchapter S election. Subsequent to the termination, the Company has paid federal and state corporate-level income taxes. In 2000, pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes as a C corporation for all periods presented.

The (benefit) provision for income taxes consists of the following:

	December 31,
	2002	2001	2000
Current
Federal	$(2,793,000)	$527,000	$3,544,000
State	189,000	(6,000)	496,000
Foreign	—	—	369,000
	(2,604,000)	521,000	4,409,000
Deferred
Federal	1,058,000	948,000	(1,752,000)
State	(2,091,000)	68,000	181,000
	(1,033,000)	1,016,000	(1,571,000)
Total (benefit) provision for income taxes	$(3,637,000)	$1,537,000	$2,838,000

For 2002, the difference between the effective rate and the expected U.S. federal tax rate is due to an increase in deferred tax assets as a result of prior year and current year research and development tax credits recorded in 2002.  For 2001, the difference between the effective rate and the expected U.S. federal tax rate is due primarily to state taxes and other permanent differences between tax and financial reporting income.  For 2000, the difference between the effective tax rate and the expected U.S. federal tax rate is due primarily to an increase in deferred tax assets as a result of terminating the Company’s S corporation status and income taxed at the shareholder level.

The (benefit) provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	2002	2001	2000
Statutory regular federal income tax	(35.0)%	35.0%	35.0%
State taxes (including state tax credits in 2002), net of federal benefit	(25.0)	1.1	2.3
Income taxed at shareholder level prior to termination of S-Corporation election	—	—	(21.9)
Increase in deferred tax benefits from termination of S-corporation election	—	—	(5.9)
Tax credits	(14.3)
Other	1.0	3.5	0.6
	(73.3)%	39.6%	10.1%

The components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2002	2001
Current deferred tax assets (liabilities):
Financial statement allowances	$645,000	$798,000
Accrued expenses	191,000	137,000
State taxes	(880,000)	(149,000)
Other	72,000	—
Total current	28,000	786,000
Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	(189,000)	430,000
Operating loss carryforwards	1,214,000	715,000
Credit carryforwards	2,327,000	147,000
Other	9,000	10,000
	3,361,000	1,302,000
Valuation allowance	(983,000)	(715,000)
Total noncurrent	2,378,000	587,000
	$2,406,000	$1,373,000

At December 31, 2002, the Company had state net operating loss carryforwards of approximately $2,614,000, which begin to expire in 2013.  On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003.  Should the Company have taxable income for the year ending December 31, 2003, it may not look to California net operating losses generated in prior years to offset taxable income.  This suspension will not apply to tax years beginning after 2003.

At December 31, 2002, the Company has federal research and development credit carryforwards of approximately $419,000 which begin to expire in 2022.  In addition, the Company had the following state credits:  research and development credit carryforwards of approximately $853,000, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $941,000, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $430,000, which begin to expire in 2009.

For income tax purposes, the Company’s foreign subsidiary, Simple Technology Limited, is treated as a separate entity and, therefore, is not subject to U.S. taxation.

The Company’s foreign subsidiary, SimpleTech Europe, is treated as a branch partnership for income tax purposes and, therefore, is subject to U.S. taxation. At December 31, 2002 and 2001, this entity had U.K. net operating loss carryforwards of $3,200,000 and $2,300,000, respectively. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a valuation allowance against these deferred tax assets since it cannot be established that this foreign subsidiary’s U.K. net operating loss carryforwards will be fully utilized.

10.          Commitments and Contingencies:

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgment finding DPAC did not infringe the Company’s patent and that the Company did not infringe DPAC’s patent. The appeals court affirmed the final judgment on March 7, 2002.  On September 3, 2002, the Company filed a petition for certiori with the U.S. Supreme Court.  On October 7, 2002, the petition to the Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals.  DPAC filed a motion for summary affirmance with the Court of Appeals.  On February 26, 2003, the Court of Appeals denied DPAC's motion and remanded the matter for trial to the United States District Court for the Central District of California.  No trial date has been set by the District Court.

On October 17, 2000, the U.S. Patent and Trademark Office granted the Company a reissue patent on the Company’s IC Tower stacking patent. The reissue patent is U.S. Patent No. Re. 36,916.

On February 21, 2001, the Company filed a new lawsuit against DPAC in the United States District Court for the Central District of California for infringement of the reissue patent. The Company is seeking damages and an injunction against further infringement. On March 13, 2001, DPAC filed an answer to the Company’s complaint denying infringement and asserted a defense of patent invalidity. In addition, DPAC counterclaimed alleging the Company misappropriated unspecified DPAC technology and allegedly used that unspecified technology in the Company’s IC Tower products.  On September 9, 2002, the Company and DPAC agreed to dismiss this lawsuit without prejudice.  Although a dismissal without prejudice allows for the potential refiling of the lawsuit in the future, the Company has not pursued a refiling.

Lemelson Medical, Education & Research Foundation, LLP – Patent Infringement

 The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants.  The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns.  The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology.  On March 7, 2002, the Company was served with the Lemelson Foundation complaint.  Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents.  Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time.

Lexar Media, Inc. – Unfair Trade Practice

On October 1, 2002, the Company filed a lawsuit against Lexar Media, Inc. in the Superior Court of Orange County, California for unfair trade practices and is seeking unspecified damages, including punitive and trebled damages.  The Company’s complaint sets forth various causes of actions against Lexar Media, including trade libel, libel per se, interference with business opportunities, violation of the California Unfair Competition Act, and violation of the California Unfair Trade Practices Act.  On October 30, 2002, Lexar Media filed a notice of removal, which removed the matter from the Orange County Superior Court to the United States District Court for the Central District of California.  This lawsuit is in the early stage of discovery.

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

    All parties entered into a settlement agreement that settled all claims between them. Under the terms of the settlement, the Company made a total payment of $1,810,000 to Interactive Flight and the other parties in 2001. On January 23, 2001, the court entered its Order of Dismissal dismissing all remaining claims between the parties.

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

Lease Commitments

As discussed in Note 3, the Company leases its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of the Company. In addition, the Company leases manufacturing equipment from an unaffiliated third party under capital leases with initial noncancelable lease terms ranging from 4 to 5 years with an interest rate of 8.11% per annum. The Company also leases a 12,000 square foot office space for research and development and various small facilities for sales offices and storage from unaffiliated third parties under operating leases with initial noncancelable lease terms ranging from 2 to 4 years.  Future scheduled minimum annual lease payments for the years ending December 31 are as follows:

	Capital Leases	Operating Leases (Related Party)	Operating Leases (Third Party)
2003	$115,000	$603,000	$301,000
2004	—	603,000	222,000
2005	—	217,000	111,000
Net minimum lease payments	115,000	$1,423,000	$634,000
Less, amounts representing interest	(2,000)
Present value of future minimum capital lease obligations, current portion	$113,000

Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,030,000, $783,000 and $772,000, respectively, inclusive of related party balances.

Repurchase Agreements

The Company is contingently liable at December 31, 2002, to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory would be repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The amount of potential product returns is estimated and provided for in the period of the sale for financial reporting purposes. As of December 31, 2002, the Company has never been required to repurchase inventory in connection with the customer default agreements noted above. However, there can be no assurance that the Company will not be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $876,000, $1,100,000 and $2,700,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

401(k) Plan

    The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2002, 2001 and 2000, the Company made matching contributions of approximately $492,000, $424,000 and $369,000, respectively.

Company Stock Buy Back

In September 2001, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 1,800,000 shares of the Company’s common stock over an 18-month period. The shares may be purchased from time to time, at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions and other considerations, until March 31, 2003.  During fiscal 2001, the Company repurchased 72,500 shares of its common stock for a total of $92,000 under this program. During 2002, the Company did not repurchase any shares of its common stock under this program.  Shares of common stock repurchased have been returned to the status of authorized but unissued shares of common stock and may be issued by the Company in the future.

11.          Stock Option Plan:

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

On October 29, 2001, the compensation committee of the Board of Directors authorized the Company to implement an option exchange program pursuant to which the Company’s current employees, including executive officers, were given the opportunity to exchange their outstanding options to purchase shares of the Company’s common stock for new stock options for the same number of shares to be granted to them at a later date.  At the conclusion of the option exchange program on December 20, 2001, the Company accepted for exchange and canceled options to purchase an aggregate of 2,309,500 shares of the Company’s common stock.  On June 24, 2002, the Company issued replacement options to purchase an aggregate of 2,202,500 shares of the Company’s common stock at an exercise price of $5.75, which was the closing price per share of the Company’s common stock on the grant date.  Options to purchase an aggregate of 107,000 shares of the Company’s common stock were exchanged and canceled, but not replaced, as a result of terminations of employees between the exchange date and the replacement grant date.

At December 31, 2002, the Plan provided for the issuance of up to 10,066,792 shares of common stock, including 2,777,471 shares subject to options transferred from the Predecessor Plan. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

   A summary of the option activity under the Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Balances at 12/31/99	3,385,061	$1.08
Granted	3,569,000	$10.97
Exercised	(607,641)	$1.11
Canceled	(77,949)	$11.00

Balances at 12/31/00	6,268,471	$6.58
Granted	1,583,550	$2.60
Exercised	(672,057)	$1.08
Canceled	(3,434,850)	$9.95

Balances at 12/31/01	3,745,114	$2.78
Granted	4,678,900	$5.29
Exercised	(358,917)	$1.53
Canceled	(1,311,445)	$5.34

Balances at 12/31/02	6,753,652	$4.05

Exercisable at 12/31/00	2,658,820	$1.07
Exercisable at 12/31/01	2,044,720	$1.80
Exercisable at 12/31/02	1,980,862	$1.93

At December 31, 2002, 1,674,526 options were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.06 to $1.18	1,606,337	$1.06	3.52	1,606,337	$1.06
$1.50 to $2.51	444,640	1.80	9.13	52,520	1.64
$2.74	593,125	2.74	8.33	114,705	2.74
$2.81 to $4.83	619,450	3.47	9.53	33,300	3.38
$5.00 to $5.31	678,300	5.02	9.10	—	—
$5.75 to $6.10	2,389,100	5.76	9.48	—	—
$6.50 to $11.00	422,700	9.30	8.25	174,000	9.25
	6,753,652			1,980,862

With respect to options granted to employees in 1999, there were 446,459 shares under options granted in January 1999 with an estimated fair market value of $1.58 per share, 65,910 granted in April 1999 and 6,591 granted in May 1999 with an estimated fair market value of $2.37 per share, all of which were granted at an exercise price of $1.18 per share. The difference between the exercise price and the fair market value at the date of grant of $262,000 is accounted for as unearned compensation and is being amortized to expense over the related service period. In 2002, the Company recorded additional compensation expense of $48,000 as a result of accelerated vesting of stock options for a terminated employee. The Company recorded a total of approximately $63,000, $47,000 and $79,000 as compensation expense for the years ended December 31, 2002, 2001 and 2000, respectively, related to options granted to employees.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its Plan other than that described above. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income for the years ended December 31, 2002, 2001 and 2000 would have resulted in the pro forma amounts below:

	Year Ended December 31,
	2002	2001	2000

(Loss) income before income taxes, as reported	$(4,943,000)	$3,877,000	$28,198,000
Additional compensation expense per SFAS No. 123	(3,614,000)	(3,992,000)	(946,000)
Pro forma (loss) income before (benefit) provision for income taxes	(8,557,000)	(115,000)	27,252,000
Pro forma (benefit) provision for income taxes	(5,010,000)	(45,000)	10,524,000
Pro forma net (loss) income	$(3,547,000)	$(70,000)	$16,728,000
Net (loss) income as reported	$(1,306,000)	$2,340,000	$17,315,000	(a)
Basic net (loss) income per share:
Pro forma	$(0.09)	$—	$0.52
As reported	$(0.03)	$0.06	$0.53	(a)
Diluted net (loss) income per share:
Pro forma	$(0.09)	$—	$0.48
As reported	$(0.03)	$0.06	$0.50	(a)
Weighted average shares outstanding:
Basic	38,515,825	38,126,687	32,393,218
Diluted	38,515,825	39,435,505	34,593,678

(a) Pro forma (Note 2).

The fair value of each option grant under the Predecessor Plan was estimated on the date of the grant using the minimum value method as the Company was a nonpublic entity while this plan was in effect. This value was the current stock price less the present value of the exercise price for a stock that does not pay dividends. The assumptions used for the period from January 1, 2000 through the date of the Company’s initial public offering on September 28, 2000 were as follows: the risk-free interest rate ranged from 4.39% to 6.41%; generally the exercise price was equal to the fair market value of the underlying common stock at the grant date after consideration of any related unearned compensation recorded in the consolidated financial statements; the expected life of the option is 5 years; the forfeiture rate is estimated at 8.0%; and the common stock is not expected to pay dividends.

The fair value of each option grant under the Plan and subsequent to the Company’s 2000 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the period from September 28, 2000 through December 31, 2002, were as follows: the risk-free interest rate ranged from 2.67% to 5.92%; generally the exercise price was equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is 5 years; the forfeiture rate is estimated at 8.0%; expected volatility ranged from 63% to 65% and the common stock is not expected to pay dividends.

The weighted average grant date fair value per share of shares under option was $2.47, $1.47 and $5.32 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.          Segment Information:

Historically, the Company has reported financial results for two reportable operating segments, Industrial and Commercial.  In January 2002, the Company acquired Irvine Networks, which was subsequently renamed the Xiran Division, and will report the Division’s operating results as a third operating segment.

The accounting policies for each of the reportable operating segments are the same as those described in Note 2 and reflect the information used by the Company’s management to evaluate the performance of its segments. For the Industrial and Commercial segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses, interest or income taxes.  For the Xiran segment, which is not expected to produce revenues until 2004, the Company currently tracks operating expenses only.  The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s three reportable segments is shown in the following table:

	Year Ended December 31, 2002
	Industrial	Commercial	Subtotal	Xiran	Consolidated

Net revenues	$41,536,000	$134,995,000	$176,531,000	$0	$176,531,000
Cost of revenues	29,016,000	114,566,000	143,582,000	0	143,582,000
Gross profit	$12,520,000	$20,429,000	32,949,000	0	32,949,000
Operating expenses			30,802,000	7,868,000	38,670,000
Income (loss) from operations			$2,147,000	$(7,868,000)	$(5,721,000)

	Year Ended December 31, 2001
	Industrial	Commercial	Subtotal	Xiran	Consolidated
Net revenues	$48,037,000	$116,204,000	$164,241,000	$0	$164,241,000
Cost of revenues	33,818,000	93,873,000	127,691,000	0	127,691,000
Gross profit	$14,219,000	$22,331,000	36,550,000	0	36,550,000
Operating expenses			34,068,000	0	34,068,000
Income from operations			$2,482,000	$0	$2,482,000

	Year Ended December 31, 2000
	Industrial	Commercial	Subtotal	Xiran	Consolidated
Net revenues	$144,178,000	$164,138,000	$308,316,000	$0	$308,316,000
Cost of revenues	105,650,000	134,314,000	239,964,000	0	239,964,000
Gross profit	$38,528,000	$29,824,000	68,352,000	0	68,352,000
Operating expenses			38,996,000	0	38,996,000
Income from operations			$29,356,000	$0	$29,356,000

For the years ended December 31, 2002, 2001 and 2000, international sales comprised 15%, 16% and 13% of the Company’s revenues, respectively.  During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped domestically to the Company’s foreign customers.

13.          Selected Quarterly Financial Data (unaudited):

	Quarter Ended
	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Fiscal Year Ended December 31, 2002
Net revenues	$50,952,000	$43,301,000	$36,501,000	$45,777,000
Gross profit	11,476,000	6,134,000	6,590,000	8,749,000
Income (loss) from operations	310,000	(2,776,000)	(2,294,000)	(961,000)
Net income (loss)	$313,000	$(716,000)	$(1,056,000)	$153,000
Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.03)	$0.00
Diluted	$0.01	$(0.02)	$(0.03)	$0.00

	Quarter Ended
	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001

Fiscal Year Ended December 31, 2001
Net revenues	$58,715,000	$36,768,000	$33,177,000	$35,581,000
Gross profit	15,462,000	5,619,000	5,651,000	9,818,000
Income (loss) from operations	6,149,000	(3,589,000)	(1,744,000)	1,666,000
Net income (loss)	$3,959,000	$(1,934,000)	$(843,000)	$1,158,000
Net income (loss) per share:
Basic	$0.10	$(0.05)	$(0.02)	$0.03
Diluted	$0.10	$(0.05)	$(0.02)	$0.03

	Quarter Ended
	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Fiscal Year Ended December 31, 2000
Net revenues	$57,835,000	$75,136,000	$84,879,000	$90,466,000
Gross profit	12,822,000	16,913,000	18,470,000	20,147,000
Income from operations	5,171,000	7,001,000	7,640,000	9,544,000
Pro forma net income	$3,029,000	$4,019,000	$4,324,000	$5,943,000
Pro forma net income per share:
Basic	$0.10	$0.13	$0.14	$0.16
Diluted	$0.10	$0.12	$0.13	$0.15

REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED
FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors of
SimpleTech, Inc.

Our audits of the consolidated financial statements of SimpleTech, Inc. referred to in our report dated January 31, 2003, except for Note 10, as to which the date is February 26, 2003, appearing in this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Orange County, California

January 31, 2003, except for Note 10, as to which the date is February 26, 2003

S-1

SimpleTech, Inc.

Schedule II-Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2000, 2001 and 2002

	Accounts Receivable Allowances	Inventory Valuation Allowances
Balance, December 31, 1999	$772,000	$2,080,000
Charged to operations	1,253,000	2,940,000
Write-offs	(1,053,000)	(893,000)
Balance, December 31, 2000	972,000	4,127,000
Charged to operations	2,003,000	759,000
Write-offs	(2,435,000)	(3,596,000)
Balance, December 31, 2001	540,000	1,290,000
Charged to operations	1,463,000	304,000
Write-offs	(1,221,000)	(790,000)
Balance, December 31, 2002	$782,000	$804,000

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 21st day of March, 2003.

SimpleTech, Inc.

By:	/s/ Manouch Moshayedi
Name:	Manouch Moshayedi
Title:	Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Manouch Moshayedi	Chief Executive Officer and and Chairman of the Board of Directors	March 21, 2003
Manouch Moshayedi

/s/ Mike Moshayedi	President and Director	March 21, 2003
Mike Moshayedi

/s/ Mark Moshayedi	Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 21, 2003
Mark Moshayedi

/s/ Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 21, 2003
Dan Moses

/s/ F. Michael Ball	Director	March 21, 2003
F. Michael Ball

/s/ Mark R. Hollinger	Director	March 21, 2003
Mark R. Hollinger

/s/ James J. Peterson	Director	March 21, 2003
James J. Peterson

PERIODIC REPORT CERTIFICATION

of the Chief Executive Officer

I, Manouch Moshayedi, Chief Executive Officer of SimpleTech, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of SimpleTech, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(iii)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer
(Principal Executive Officer)
March 21, 2003

PERIODIC REPORT CERTIFICATION

of the Chief Financial Officer

I, Dan Moses, Chief Financial Officer of SimpleTech, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of SimpleTech, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(iii)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAN MOSES
Dan Moses
Chief Financial Officer
(Principal Financial Officer)
March 21, 2003

EXHIBIT INDEX

Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.1.1	*	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000
3.1.2	‡	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.
3.2	*	Amended and Restated Bylaws
4.1	*	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.
4.2	*	Specimen Stock Certificate
10.1	*	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.2	*	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.
10.3	**†	2000 Stock Incentive Plan (as amended and restated)
10.4	**†	2000 Employee Stock Purchase Plan (as amended and restated)
10.5	*	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers
10.6	*†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)
10.7	*	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.
10.8	*	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.
10.9	†	Employment Agreement, dated November 11, 2002, by and between SimpleTech, Inc. and Thomas A. Beaver
21.1	+	List of Subsidiaries of SimpleTech, Inc.
23.1		Consent of PricewaterhouseCoopers LLP
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.

‡              This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001, filed with the Securities and Exchange Commission on May 14, 2001, and is incorporated by reference herein.

**           This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-8 with the Securities and Exchange Commission on February 9, 2001, and is incorporated by reference herein.

†              Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+              This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 20, 2002, and is incorporated by reference herein.