Form 10-Q
period 2003-03-31
SIMPLETECH INC
filed 2003-05-14
CIK 1102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of March 31, 2003 was 38,900,883.

SIMPLETECH, INC.

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2003	December 31, 2002

ASSETS:
Current Assets:
Cash and cash equivalents	$31,857	$33,992
Marketable securities	9,980	9,980
Accounts receivable, net of allowances of $764 at March 31, 2003 and $782 at December 31, 2002	14,701	19,019
Inventory, net	10,776	14,141
Income taxes receivable	4,250	3,860
Deferred income taxes	28	28
Other current assets	998	59
Total current assets	72,590	81,079
Furniture, fixtures and equipment, net	9,710	10,169
Intangible assets	835	835
Deferred income taxes	2,378	2,378
Total assets	$85,513	$94,461

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$9,131	$16,381
Current maturities of capital lease obligations	—	113
Accrued and other liabilities	3,992	4,152
Total current liabilities	13,123	20,646

Total liabilities	13,123	20,646

Commitments and contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,900,883 shares issued and outstanding as of March 31, 2003 and 38,725,800 shares issued and outstanding as of December 31, 2002	39	39
Additional paid-in capital	66,952	66,716
Retained earnings	5,399	7,060
Total shareholders' equity	72,390	73,815
Total liabilities and shareholders' equity	$85,513	$94,461

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Net revenues	$40,918	$50,952
Cost of revenues	33,987	39,476
Gross profit	6,931	11,476
Sales and marketing	5,372	4,837
General and administrative	2,514	3,031
Research and development	2,117	1,938
In-process research and development	—	1,360
Total operating expenses	10,003	11,166
(Loss) income from operations	(3,072)	310
Interest and other, net	151	209
(Loss) income before (benefit) provision for income taxes	(2,921)	519
(Benefit) provision for income taxes	(1,260)	206
Net (loss) income	$(1,661)	$313

Net (loss) income per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Shares used in computation of net (loss) income per share:
Basic	38,843	38,329
Diluted	38,843	40,575

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flow from operating activities:
Net (loss) income	$(1,661)	$313
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	974	836
Loss (gain) on sale of furniture, fixtures and equipment	(24)	59
Accounts receivable provisions	583	331
Inventory excess and obsolescence expense	25	355
In-process research and development	—	1,360
Compensation related to stock options vesting	—	9
Change in operating assets and liabilities:
Accounts receivable	3,735	(4,973)
Inventory	3,340	(9,789)
Other current assets	(1,329)	2,431
Accounts payable	(7,250)	5,725
Accrued and other liabilities	(160)	739
Net cash used in operating activities	(1,767)	(2,604)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(555)	(2,206)
Proceeds from sale of furniture, fixtures and equipment	64	191
Acquisition of assets	—	(2,295)
Net cash used in investing activities	(491)	(4,310)

Cash flows from financing activities:
Repayment of borrowings from banks	—	(192)
Payment on capital lease obligations	(113)	(107)
Proceeds from issuance of common stock	236	239
Net cash provided by (used in) financing activities	123	(60)

Net decrease in cash	(2,135)	(6,974)
Cash and cash equivalents at beginning of period	33,992	51,831
Cash and cash equivalents at end of period	$31,857	$44,857

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2003 and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC.  The December 31, 2002 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002.  The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable. As of March 31, 2003 and December 31, 2002, approximately 12% and 15%, respectively, of accounts receivable were concentrated with one customer. For the three-month periods ended March 31, 2003 and 2002, sales to CDW Computer Centers comprised 22% and 21%, respectively, of the Company’s revenues.  No other single customer accounted for more than 10% of accounts receivable at March 31, 2003 and December 31, 2002, or revenues for the three-month periods ended March 31, 2003 and 2002.

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

Note 3 – Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. For the three months ended March 31, 2002, potentially dilutive securities consisted solely of options and resulted in potential common shares of 2,246,000.  Further, options to purchase approximately 428,000 shares of common stock at prices ranging from $6.10 to $11.00 which were outstanding at March 31, 2002, would not have been included in the computation of diluted earnings per share for the three months ended March 31, 2002, because the exercise prices of these options were greater than the average market price of the Company's common stock.  For the three months ended March 31, 2003, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans.  Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net (loss) income for the three-month periods ended March 31, 2003 and 2002, would have resulted in the pro forma amounts below:

Three-Month Period Ended March 31,	2003	2002

Net (loss) income, as reported	$(1,661)	$313
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(767)	(566)
Pro forma net loss	$(2,428)	$(247)

Earnings per share:
Basic — as reported	$(0.04)	$0.01
Basic — pro forma	$(0.06)	$(0.01)

Diluted — as reported	$(0.04)	$0.01
Diluted — pro forma	$(0.06)	$(0.01)

Note 4 – Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	March 31, 2003	December 31, 2002

Raw materials	$5,523	$6,325
Work-in-progress	220	364
Finished goods	5,837	8,256
	11,580	14,945
Valuation allowances	(804)	(804)

Inventory, net	$10,776	$14,141

Note 5 – Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2003 under the heading “Legal Proceedings” for a discussion of litigation involving the Company relating to (i) patent litigation with DPAC Technologies, Inc.,  (ii) patent litigation with Lemelson Medical, Education & Research Foundation, LLP and (iii) unfair trade practice with Lexar Media, Inc.

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907.  DPAC filed an answer to the Company’s complaint denying the Company’s claim of infringement, asserted a defense of patent invalidity against the Company’s IC Tower stacking patent and asserted a counterclaim against the Company alleging infringement of its stacking patent, U.S. Patent No. 4,956,694.  On March 29, 2001, the court entered final judgment finding DPAC did not infringe the Company’s patent and that the Company did not infringe DPAC’s patent. The appeals court affirmed the final judgment on March 7, 2002.  DPAC did not appeal the ruling in the Company’s favor, and that ruling is now final.  On September 3, 2002, the Company filed a petition for certiori with the U.S. Supreme Court.  On October 7, 2002, the petition to the Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals.  DPAC filed a motion for summary affirmance with the Court of Appeals.  On February 26, 2003, the Court of Appeals denied DPAC’s motion and remanded the matter for trial to the United States District Court for the Central District of California.  No trial date has been set by the District Court.

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

Lexar Media, Inc. — Unfair Trade Practice and Patent Infringement

On October 1, 2002, the Company filed a lawsuit against Lexar Media, Inc. in the Superior Court of Orange County, California for trade libel, libel per se, intentional interference with prospective economic advantage and California unfair competition, seeking unspecified damages, including punitive and trebled damages.   The lawsuit arose from correspondence sent by Lexar Media to one of the Company’s customers that alleged that certain of the Company’s products infringe Lexar Media’s patents.  On October 30, 2002, Lexar Media removed the matter from the Orange County Superior Court to the United States District Court for the Central District of California.  On November 14, 2002, the Company amended its complaint to add violation of the Sherman Antitrust Act, violation of the California Unfair Trade Practices Act and common law unfair competition as causes of action.

On November 6, 2002, Lexar Media filed a motion to dismiss the Company’s complaint.  On January 8, 2003, the Court denied Lexar’s motion as to the initial four causes of actions and dismissed the violation of the Sherman Antitrust Act, violation of the California Unfair Trade Practices Act and common law unfair competition causes of actions against Lexar Media.

On March 20, 2003, Lexar Media filed a counter claim against the Company alleging that the Memory Stick products sold by the Company violate Lexar Media’s U.S. patent No. 5,479,638.  Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages.  The Company purchases its Memory Stick products from I-O Data.  Under the terms of the distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold the Company harmless from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-party patents, trademarks or other proprietary rights.  The Company has submitted this claim to I-O Data and I-O Data has assumed the Company’s defense of, and agreed to indemnify the Company for liabilities related to, this lawsuit pursuant to the terms of the distribution agreement.  Accordingly, the Company will remain the named party in this lawsuit, but I-O Data will manage the litigation including indemnifying the Company for costs, expenses and any judgments or settlements.  This lawsuit is in the early stage of discovery and the court has set a trial date in April 2004.

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

Note 6 – Segment Information:

Historically, the Company has reported financial results for two reportable operating segments, Industrial and Commercial.  In January 2002, the Company acquired the assets of Irvine Networks, which was subsequently renamed the Xiran Division, and reports the Division’s operating results as a third operating segment.

The accounting policies for each of the reportable operating segments are the same as those described in Note 2 from the Company's Annual Report on Form 10-K and reflect the information used by the Company’s management to evaluate the performance of its segments. For the Industrial and Commercial segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses, interest or income taxes.  For the Xiran segment, which is not expected to produce revenues until 2004, the Company currently tracks operating expenses only.  The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s three reportable segments is shown in the following table:

	Three Months Ended March 31, 2003
(in thousands)	Industrial	Commercial	Subtotal	Xiran	Consolidated
Net revenues	$9,147	$31,771	$40,918	$0	$40,918
Cost of revenues	6,562	27,425	33,987	0	33,987
Gross profit	$2,585	$4,346	6,931	0	$6,931
Operating expenses			8,129	1,874	10,003
Loss from operations			$(1,198)	$(1,874)	$(3,072)

	Three Months Ended March 31, 2002
	Industrial	Commercial	Subtotal	Xiran	Consolidated
Net revenues	$7,327	$43,625	$50,952	$0	$50,952
Cost of revenues	5,078	34,398	39,476	0	39,476
Gross profit	$2,249	$9,227	11,476	0	11,476
Operating expenses			8,654	2,512	11,166
Income (loss) from operations			$2,822	$(2,512)	$310

For the three months ended March 31, 2003 and 2002, international sales comprised 21.7% and 12.0%, of the Company’s revenues.  During these periods, no single foreign country accounted for more than 10.0% of total revenues.  All international sales during these periods were shipped from the Company’s domestic warehouse to foreign customers.

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

As a result of increased demand for Flash-based consumer electronics and industrial applications in which solid-state Flash-based storage displaces traditional storage, our Flash memory products as a percentage of our revenues increased steadily from 12.9% for 1999 to 31.0% in 2002.  Flash memory product comprised 38.0% of our revenues in the first quarter of 2003 compared to 26.4% of our revenues in the first quarter of 2002.  In November 2002, Semico Research Corporation projected data storage Flash industry revenues to grow at a compounded annual growth rate of 41% from 2001 to 2004.

In the first three months of 2003 and 2002, our highest margin division was our Industrial Division.  In the first three months of 2003 and 2002, our highest profit margin product line was our IC Tower stacking product line.  We track revenues and gross margins for our Industrial and Commercial Divisions.  We do not track separately, and do not intend to track separately, operating expenses for our Industrial and Commercial Divisions.  Conversely, we do track operating expenses for our Xiran Division.  Although our Xiran Division is expected to ship beta-level prototype units to potential customers in the third quarter of 2003, it is not expected to generate revenues until 2004.

Historically, a small number of customers have accounted for a significant percentage of our revenues.   Our ten largest customers accounted for an aggregate of 58.9% of our total revenues in the first quarter of 2003 compared to 58.1% of our total revenues in the first quarter of 2002.  CDW Computer Centers accounted for 22.1% of our total revenues in the first quarter of 2003 compared to 21.2% of our total revenues in the first quarter of 2002. Other than CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in each of the first quarters of 2003 or 2002.  The composition of our major customer base changes from quarter to quarter as the market demand for our products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future.  The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations.  See Risk Factors - “Sales to a small number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our sales.”

International sales of our products constituted 21.7% of our total revenues for the first quarter of 2003 compared to 12.0% of our total revenues for the first quarter of 2002.  No single foreign country accounted for more than 10.0% of our revenues in the first quarter of 2003 or 2002. During the first quarters of 2003 and 2002, over 95.0% of our international sales were denominated in U.S. dollars.  In addition, our purchases of IC components are currently denominated in U.S. dollars.  However, we do face risks associated with doing business in foreign countries.  See Risk Factors - “We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Revenues are recognized at the time of shipment.  We face risks associated with declines in the market value of our products, product returns, inventory obsolescence, price protection and rebates.   See Risk Factors “Product returns, order cancellations, inventory write-downs, price protection and rebates could adversely effect our results of operations.”

Results of Operations – Comparison of the first quarter of 2003 to the first quarter of 2002

Net Revenues.  Our revenues were $40.9 million in the first quarter of 2003, compared to $51.0 million in the same period in 2002.  Revenues declined 19.8% due primarily to a 19.3% decline in average sales price in the first quarter of 2003.  The decrease in our average sales price resulted from lower DRAM and Flash component prices in the first quarter of 2003 compared to the first quarter of 2002.  Unit shipments in the first quarter of 2003 were relatively flat compared to the first quarter of 2002.  The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Industrial Division revenues increased 24.7% from $7.3 million in the first quarter of 2002 to $9.1 million in the first quarter of 2003. Industrial Division unit volume increased 31.6% during this period and Industrial Division average sales price decreased 6.4% in the first quarter of 2003.  This increase in unit volume resulted primarily from increased shipments of DRAM and Flash memory products into new Industrial markets such as defense, casino gaming and in-flight entertainment.  Our Commercial Division revenues decreased 27.1% from $43.6 million in the first quarter of 2002 to $31.8 million in the first quarter of 2003. Commercial Division revenues decreased due to a 22.0% decrease in average sales price in the first quarter of 2003 and a decrease in unit volume of 6.9%.  The decrease in average sales price resulted primarily from lower DRAM and Flash component prices in the first quarter of 2003 compared to the first quarter of 2002.

Sales of our memory products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period.   Our combined backlog was $4.4 million as of March 31, 2003, compared to $8.2 million as of March 31, 2002.  Our Industrial Division backlog was $2.9 million as of March 31, 2003, compared to $7.5 million as of

March 31, 2002.   Our Commercial Division backlog was $1.5 million as of March 31, 2003, compared to $729,000 as of March 31, 2002.   Commercial Division backlog is typically nominal since substantially all commercial orders are filled on a same-day or next-day basis. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter

Gross Profit.  Our gross profit was $6.9 million in the first quarter of 2003, compared to $11.5 million in the same period in 2002.  Gross profit as a percentage of revenues was 16.9% in the first quarter of 2003, compared to 22.5% in the same period in 2002.  The decrease in our gross profit as a percentage of revenues resulted from a more than 40% decline in DRAM and Flash component prices during the first quarter of 2003.  Gross profit for our Industrial Division as a percentage of revenues was 28.3% in the first quarter of 2003, compared to 30.7% in the first quarter of 2002.  This decrease in gross profit as a percentage of revenues for our Industrial Division resulted primarily from a negative shift in product mix.  Gross profit as a percentage of revenues for our Commercial Division was 13.7% in the first quarter of 2003, compared to 21.2% in the first quarter of 2002.  This decrease in gross profit as a percentage of revenues for our Commercial Division resulted from significant price declines in DRAM and Flash components during the first quarter of 2003.

Sales and Marketing.  Sales and marketing expenses were primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.4 million in the first quarter of 2003, compared to $4.8 million in the same period in 2002. Sales and marketing expenses as a percentage of revenues were 13.2% in the first quarter of 2003, compared to 9.4% in the same period in 2002.  Sales and marketing expenses increased due primarily to increased sales and marketing efforts for the Xiran Division and expanded Commercial Division channel marketing programs in the first quarter of 2003.

General and Administrative.  General and administrative expenses were primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.5 million in the first quarter of 2003, compared to $3.0 million in the same period in 2002. General and administrative expenses as a percentage of revenues were 6.1% in the first quarter of 2003 and 5.9% in the first quarter of 2002.  General and administrative expenses decreased due primarily to reduced legal costs and reduced executive salaries in the first quarter of 2003.

Research and Development.  Research and development expenses were primarily comprised of personnel costs for our engineering and design staff and the cost of new product development and prototype supplies. Research and development expenses were $2.1 million in the first quarter of 2003, compared to $1.9 million in the same period in 2002. Research and development expenses as a percentage of revenues were 5.1% in the first quarter of 2003, compared to 3.7% in the same period in 2002. The increase in research and development expenses resulted from a $388,000 increase in expenditures related to our Xiran Division, partially offset by a $209,000 decrease in expenditures related to our Industrial and Commercial Divisions.

Non-recurring In-process Research and Development.  We did not have non-recurring in-process research and development expenses in the first quarter of 2003.  Non-recurring in-process research and development expenses were $1.4 million in the first quarter of 2002 and related to our acquisition of the assets of Irvine Networks (Xiran Division) in January 2002.

Interest Income, Net.  Interest income, net was $151,000 in the first quarter of 2003 and $209,000 in the first quarter of 2002.  Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities.  Interest income was $151,000 in the first quarter of 2003 and $239,000 in the first quarter of 2002.  This decrease in interest income resulted from lower interest rates and a reduced average cash balance in the first quarter of 2003 compared to the first quarter of 2002.  Interest expense is comprised of interest related to equipment financing. Interest expense was $0 in the first quarter of 2003 and $30,000 in the first quarter of 2002.

(Benefit) Provision for Income Taxes. Benefit for income taxes was $1.3 million in the first quarter of 2003 including approximately $127,000 in research and development income tax credits.  Provision for income taxes was $206,000 in the first quarter of 2002.  We did not claim any research and development income tax credits in the first quarter of 2002.  As a percentage of income before benefit for income taxes, benefit for income taxes was 43.1% in the first quarter of 2003.  As a percentage of income before provision for income taxes, provision for income taxes was 39.7% in the first quarter of 2002.

Net (Loss) Income. Net loss was $1.7 million in the first quarter of 2003.  Net income was $313,000 in the first quarter of 2002.

Liquidity and Capital Resources

As of March 31, 2003, we had working capital of $59.5 million, including $31.9 million of cash and cash equivalents and $10.0 million in marketable securities, compared to working capital of $60.4 million, including $34.0 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2002.  Our cash and cash equivalents balance decreased over the first quarter of 2003 due primarily to a net loss of $1.7 million and purchases of furniture, fixtures and equipment of $555,000.  Current assets were 5.5 times current liabilities at March 31, 2003, compared to 3.9 times current liabilities at December 31, 2002.

Net cash used in operating activities was $1.8 million for the first quarter of 2003 and resulted primarily from a net loss of $1.7 million and a $7.3 million decrease in accounts payable, partially offset by a  $3.7 million decrease in account receivable and a $3.3 million decrease in inventory.

Net cash used in investing activities was $491,000 for the first quarter of 2003, attributable primarily to $555,000 in purchases of furniture, fixtures and equipment, partially offset by $64,000 in proceeds from the sale of furniture, fixtures and equipment.  We expect to spend approximately $3.0 to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash provided by financing activities was $123,000 for the first quarter of 2003 and resulted from the receipt of $236,000 in proceeds from the issuance of common stock, partially offset by payments of $113,000 related to equipment capital lease obligations.

In prior years, we entered into several capital leases to finance manufacturing and testing equipment. Our obligations under capital leases were paid down to zero at March 31, 2003 and had a balance of $113,000 at December 31, 2002, with interest rates ranging from 8.1% to 9.6% per annum.

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

•      our pursuit of strategic transactions; and

•      our relationships with suppliers and customers.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first quarters of 2003 or 2002.

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

In addition, the trading price of our common stock may materially decline regardless of our operating performance.  The market price of our common stock has been subject to significant fluctuations since our initial public offering in September 2000.  The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and can divert management’s attention and resources.

Declines in our average sales prices may result in declines in our revenues and gross profit.

During the substantial majority of 2001, 2002 and the first quarter of 2003, overcapacity in the memory component market resulted in significant declines in component prices, which negatively impacted our average selling prices, revenues and gross profit.  Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our business. During periods of overcapacity, our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices would also result in more memory being built into products by OEMs, which would favor our largest competitors and reduce the demand for our Commercial Division memory products.

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

We are subject to the cyclical nature of the semiconductor industry and a significant or prolonged downturn could continue to adversely affect our business.

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

We intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. Although we completed the acquisition of assets of Irvine Networks, LLC, renamed our Xiran Division, in January 2002, our experience in acquiring other businesses, product lines and technologies is limited. In addition, the attention of our small management team may be diverted from our core business by our Irvine Networks acquisition or if we undertake a future acquisition. Our recent acquisition and potential acquisitions also involve numerous risks, including, among others:

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

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 58.9% of our total revenues in the first quarter of 2003 compared to 58.1% of our total revenues in the first quarter of 2002.

Our ten largest Industrial Division customers accounted for an aggregate of 72.5% of our Industrial Division revenues, or 16.2% of our total revenues, in the first quarter of 2003 and 90.3% of our Industrial Division revenues, or 12.7% of our total revenues, in the first quarter of 2002.  Our ten largest Commercial

Division customers accounted for an aggregate of 65.2% of our Commercial Division revenues, or 50.6% of our total revenues, in the first quarter of 2003 and 60.1% of our Commercial Division revenues, or 51.6% of our total revenues, in the first quarter of 2002. Our largest Commercial Division customer in each of the first quarters of 2003 and 2002, CDW Computer Centers, accounted for 28.5% of our Commercial Division revenues, or 22.1% of our total revenues, in the first quarter of 2003 and 24.8% of our Commercial Division revenues, or 21.2% of our total revenues, in the first quarter of 2002. Other than CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in each of the first quarters of 2003 or 2002.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 78.8% of our common stock at March 31, 2003. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

We are currently a party to three lawsuits regarding intellectual property as further described under “Legal Proceedings.” The outcome of litigation is inherently uncertain and we cannot predict the outcome of these lawsuits with certainty. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming. In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. In addition, if we are found to infringe valid patents of others, we may be excluded from using the infringed technology without a license, which may not be available on commercially reasonable terms, if at all.

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

•   third-party patents from having an adverse effect on our ability to do business;

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $25,000 in the first quarter of 2003 compared to $355,000 in the first quarter of 2002. In addition, we offer some of our Commercial Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $515,000 in the first quarter of 2003 compared to $297,000 in the first quarter of 2002.  We also offer rebate programs through some of our Commercial Division customers to end-users.  We incurred rebate charges of $353,000 in the first quarter of 2003 compared to $351,000 in the first quarter of 2002.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2003, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $234,000 in the first quarter of 2003 compared to $189,000 in the first quarter of 2002.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 21.7% and 12.0% of our revenues in the first quarters of 2003 and 2002, respectively.  No single foreign country accounted for more than 10.0% of our revenues in the first quarters of 2003 or 2002.  For the first quarters of 2003 and 2002, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations and cash flows would not be material.  Currently, we do not hedge these interest rate exposures.  The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At March 31, 2003, our cash and cash equivalents were $31.9 million. Our variable rate equipment debt was paid down to zero at December 31, 2002, and our floating rate debt under the revolving credit facility expired in August 2002 and was not renewed.  At March 31, 2003, our cash and cash equivalents included $23.2 million invested in money market and other interest bearing accounts and $8.7 million invested in securities, which represents investments in corporate bonds, auction rate securities and commercial paper with maturities of less than three months.  At March 31, 2003, our investments in securities with maturities of less than three months had a weighted-average time to maturity of 18.0 days.

At March 31, 2003, our investment in marketable securities was $10.0 million.  The marketable securities consist primarily of $100,000 certificates of deposit with an original maturity of one year at 100 different financial institutions.  At March 31, 2003, these marketable securities had a weighted-average time to maturity of approximately 288 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $319,000.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 25, 2003 under the heading “Legal Proceedings” for a discussion of litigation involving us relating to (i) patent litigation with DPAC Technologies, Inc. (ii) patent litigation with Lemelson Medical, Education & Research Foundation, LLP and (iii) unfair trade practice with Lexar Media, Inc.

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

Lexar Media, Inc. — Unfair Trade Practice and Patent Infringement

On October 1, 2002, we filed a lawsuit against Lexar Media, Inc. in the Superior Court of Orange County, California for trade libel, libel per se, intentional interference with prospective economic advantage and California unfair competition, seeking unspecified damages, including punitive and trebled damages.    The lawsuit arose from correspondence sent by Lexar Media to one of our customers that alleged that certain of our products infringe Lexar Media’s patents.  On October 30, 2002, Lexar Media removed the matter from the Orange County Superior Court to the United States District Court for the Central District of California.  On November 14, 2002, we amended our complaint to add violation of the Sherman Antitrust Act, violation of the California Unfair Trade Practices Act and common law unfair competition as causes of action.

On November 6, 2002, Lexar Media filed a motion to dismiss our complaint.  On January 8, 2003, the Court denied Lexar’s motion as to the initial four causes of actions and dismissed the violation of the Sherman Antitrust Act, violation of the California Unfair Trade Practices Act and common law unfair competition causes of actions against Lexar Media.

On March 20, 2003, Lexar Media filed a counter claim against us alleging that the Memory Stick products sold by us violate Lexar Media’s U.S. patent No. 5,479,638.  Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages.  We purchase our Memory Stick products from I-O Data.  Under the terms of our distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold us harmless from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-party patents, trademarks or other proprietary rights.  We have submitted this claim to I-O Data and I-O Data has assumed our defense of, and agreed to indemnify us for liabilities related to, this lawsuit pursuant to the terms of the distribution agreement.  Accordingly, we will remain the named party in this lawsuit, but I-O Data will manage the litigation including indemnifying us for costs, expenses and any judgments or settlements.  This lawsuit is in the early stage of discovery and the court has set a trial date in April 2004.

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

SIMPLETECH, INC.,
a California corporation

Date:	May 12, 2003	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date:	May 12, 2003	/s/ DAN MOSES
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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer
(Principal Executive Officer)
May 12, 2003

PERIODIC REPORT CERTIFICATION
of the Chief Financial Officer

I, Dan Moses, Chief Financial Officer of SimpleTech , Inc., certify that:

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(i)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAN MOSES
Dan Moses
Chief Financial Officer
(Principal Financial Officer)
May 12, 2003

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.