Form 10-Q
period 2003-06-30
SIMPLETECH INC
filed 2003-08-14
CIK 1102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2).  Yes     ☐     No     ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of June 30, 2003 was 38,914,423.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2003

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS:
Current Assets:
Cash and cash equivalents	$34,036	$33,992
Marketable securities	9,980	9,980
Accounts receivable, net of allowances of $763 at June 30, 2003 and $782 at December 31, 2002	16,572	19,019
Inventory, net	15,462	14,141
Income taxes receivable	2,799	3,860
Deferred income taxes	—	28
Other current assets	804	59
Total current assets	79,653	81,079
Furniture, fixtures and equipment, net	9,003	10,169
Intangible assets	378	835
Deferred income taxes	4,327	2,378
Total assets	$93,361	$94,461

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$18,414	$16,381
Current maturities of capital lease obligations	—	113
Accrued and other liabilities	3,091	4,152
Deferred income taxes	231	—
Total current liabilities	21,736	20,646

Total liabilities	21,736	20,646

Commitments and contingencies (Note 5)

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,914,423 shares issued and outstanding as of June 30, 2003 and 38,725,800 shares issued and outstanding as of December 31, 2002	39	39
Additional paid-in capital	67,051	66,716
Retained earnings	4,535	7,060
Total shareholders’ equity	71,625	73,815
Total liabilities and shareholders’ equity	$93,361	$94,461

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues	$44,745	$43,301	$85,663	$94,253
Cost of revenues	37,021	37,167	71,008	76,643
Gross profit	7,724	6,134	14,655	17,610
Sales and marketing	4,958	4,230	10,330	9,067
General and administrative	2,361	2,673	4,875	5,704
Research and development	2,055	2,007	4,172	3,945
In-process research and development	—	—	—	1,360
Total operating expenses	9,374	8,910	19,377	20,076
Loss from operations	(1,650)	(2,776)	(4,722)	(2,466)
Interest and other, net	125	187	276	396
Loss before benefit for income taxes	(1,525)	(2,589)	(4,446)	(2,070)
Benefit for income taxes	(661)	(1,873)	(1,921)	(1,667)
Net loss	$(864)	$(716)	$(2,525)	$(403)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.01)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.01)

Shares used in computation of net loss per share:
Basic	38,905	38,476	38,874	38,414
Diluted	38,905	38,476	38,874	38,414

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flow from operating activities:
Net loss	$(2,525)	$(403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,069	1,691
Gain (loss) on sale of furniture, fixtures and equipment	(22)	89
Accounts receivable provisions	747	696
Inventory excess and obsolescence expense	195	477
In-process research and development	—	1,360
Deferred income taxes	(1,690)	—
Compensation related to stock options vesting	—	11
Tax benefit from exercise of stock options	68	—
Change in operating assets and liabilities:
Accounts receivable	1,700	(3,702)
Inventory	(1,516)	(98)
Income taxes receivable	1,061	686
Other assets	(450)	(363)
Accounts payable	2,033	309
Accrued and other liabilities	(1,061)	670
Net cash provided by operating activities	609	1,423

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(823)	(3,859)
Proceeds from sale of furniture, fixtures and equipment	104	651
Acquisition of assets	—	(2,295)
Net cash used in investing activities	(719)	(5,503)

Cash flows from financing activities:
Repayment of borrowings from banks	—	(387)
Payment on capital lease obligations	(113)	(216)
Proceeds from issuance of common stock	267	472
Net cash provided by (used in) financing activities	154	(131)

Net increase (decrease) in cash	44	(4,211)
Cash and cash equivalents at beginning of period	33,992	51,831
Cash and cash equivalents at end of period	$34,036	$47,620

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2003 and the consolidated results of operations and cash flows for the three months and six months ended June 30, 2003 and 2002 have been included.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC.  The December 31, 2002 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002.  The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable. As of June 30, 2003 and December 31, 2002, approximately 14% and 15%, respectively, of accounts receivable were concentrated with one customer, Ingram Micro.  For the three months ended June 30, 2003, CDW Computer Centers and Sam’s Club comprised 19% and 12%, respectively, of the Company’s revenues.  For the three months ended June 30, 2002, CDW Computer Centers and Unisys comprised 21% and 14%, respectively, of the Company’s revenues.  For the six months ended June 30, 2003 and 2002, sales to CDW Computer Centers comprised 21% and 21%, respectively, of the Company’s revenues.  No other single customer accounted for more than 10% of accounts receivable at June 30, 2003 and December 31, 2002, or revenues for the three months and six months ended June 30, 2003 and 2002.

Warranties:

The Company's memory products are generally sold under various limited warranty arrangements. The estimated future costs of repair or replacement are immaterial and have approximated management's estimates.

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

Recently Issued Accounting Standards:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties.  FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity's activities or that is entitled to receive a majority of the entity's residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003.  For variable interest entities created prior to January 31, 2003, the Company is currently evaluating the impact of the adoption of FIN 46 for these entities, and thus is not able to disclose the impact on the Company's results of operations, financial position or cash flows.

Note 3 – Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities.  Options to purchase 9.3 million and 7.2 million shares of common stock were outstanding at June 30, 2003 and 2002, respectively.  For the three months and six months ended June 30, 2003 and 2002, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net loss for the three months and six months ended June 30, 2003 and 2002, would have resulted in the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(864)	$(716)	$(2,525)	$(403)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	1	—	7

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(956)	(561)	(1,723)	(1,127)

Pro forma net loss	$(1,820)	$(1,276)	$(4,248)	$(1,523)

Loss per share:

Basic - as reported	$(0.02)	$(0.02)	$(0.06)	$(0.01)
Basic - pro forma	$(0.05)	$(0.03)	$(0.11)	$(0.04)

Diluted - as reported	$(0.02)	$(0.02)	$(0.06)	$(0.01)
Diluted - pro forma	$(0.05)	$(0.03)	$(0.11)	$(0.04)

Note 4 – Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	June 30, 2003	December 31, 2002

Raw materials	$6,663	$6,325
Work-in-progress	634	364
Finished goods	9,073	8,256
	16,370	14,945
Valuation allowances	(908)	(804)

Inventory, net	$15,462	$14,141

Note 5 – Commitments and Contingencies

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgment finding DPAC did not infringe the Company’s patent and that the Company did not infringe DPAC’s patent. The appeals court affirmed the final judgment on March 7, 2002.  DPAC did not appeal the ruling in the Company’s favor, and that ruling is now final.  On September 3, 2002, the Company filed a petition for certiorari with the U.S. Supreme Court.  On October 7, 2002, the petition to the Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals.  DPAC filed a motion for summary affirmance with the Court of Appeals.  On February 26, 2003, the Court of Appeals denied DPAC’s motion and remanded the matter for trial to the United States District Court for the Central District of California.  No trial date has been set by the District Court.

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

Lexar Media, Inc. – Unfair Trade Practice and Patent Infringement

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

On July 21, 2003, Lexar filed a motion for summary judgment seeking dismissal of the Company's amended complaint and a Rule 11 motion requesting sanctions against the Company for filing the amended complaint. On August 11, 2003, the Court ruled on Lexar's motion for summary judgment on SimpleTech's underlying causes of action.  According to the Court's ruling, there was not clear and convincing evidence that Lexar's actions were conducted in bad faith. As a result, the Court granted Lexar's motion for summary judgment, but denied Lexar's Rule 11 motion.

On March 20, 2003, Lexar Media filed a counter claim against the Company alleging that the Memory Stick products sold by the Company violate Lexar Media’s U.S. patent No. 5,479,638.  Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages.  The Company purchases its Memory Stick products from I-O Data.  Under the terms of the distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold harmless the Company from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-party patents, trademarks or other proprietary rights.  After initially agreeing to indemnify and assume the Company’s defense, I-O Data has failed to assume the Company’s defense.  As a result, SimpleTech has filed an answer to Lexar Media’s counter claim and filed a Third-Party Complaint against I-O Data asking for indemnification.  This lawsuit is in the early stage of discovery and the court has set a trial for April 2004.  Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time.

Staktek Corporation—Patent Infringement

On July 30, 2003, the Company filed a lawsuit against Staktek Corporation in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. Re. 36,916.  The Company is seeking monetary damages in an amount to be stated later, an injunction against further infringement of the Company's patent, attorneys' fees and trebled damages.  No court dates have been set.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes and intellectual property litigation.

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

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing.  Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels.  As of June 30, 2003, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above.  However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future.  Sales under such agreements were approximately $276,000 and $510,000 in the second quarter and first half of 2003, respectively, compared to $177,000 and $366,000 in the second quarter and first half of 2002, respectively.

Note 6 – Segment Information

Historically, the Company has reported financial results for two reportable operating segments, Commercial and Industrial.  In January 2002, the Company acquired the assets of Irvine Networks, which was subsequently renamed the Xiran Division, and reports the Division’s operating results as a third operating segment.

The accounting policies for each of the reportable operating segments are the same as those described in Note 2 from the Company's Annual Report on Form 10-K and reflect the information used by the Company’s management to evaluate the performance of its segments. For the Commercial and Industrial segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses, interest or income taxes.  For the Xiran segment, which is not expected to produce revenues until 2004, the Company currently tracks operating expenses only.  The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s three reportable segments is shown in the following table:

	Three Months Ended June 30, 2003					Six Months Ended June 30, 2003
(in thousands)	Commercial	Industrial	Subtotal	Xiran	Consolidated	Commercial	Industrial	Subtotal	Xiran	Consolidated
Net revenues	$36,072	$8,673	$44,745	$0	$44,745	$67,843	$17,820	$85,663	$0	$85,663
Cost of revenues	30,164	6,857	37,021	0	37,021	57,589	13,419	71,008	0	71,008
Gross profit	$5,908	$1,816	7,724	0	$7,724	$10,254	$4,401	14,655	0	$14,655
Operating expenses			7,390	1,984	9,374			15,519	3,858	19,377
Income (loss) from operations			$334	$(1,984)	$(1,650)			$(864)	$(3,858)	$(4,722)

	Three Months Ended June 30, 2002					Six Months Ended June 30, 2002
	Commercial	Industrial	Subtotal	Xiran	Consolidated	Commercial	Industrial	Subtotal	Xiran	Consolidated
Net revenues	$29,791	$13,510	$43,301	$0	$43,301	$73,416	$20,837	$94,253	$0	$94,253
Cost of revenues	27,556	9,611	37,167	0	37,167	61,953	14,690	76,643	0	76,643
Gross profit	$2,235	$3,899	6,134	0	6,134	$11,463	$6,147	17,610	0	17,610
Operating expenses			7,470	1,440	8,910			16,129	3,947	20,076
Income (loss) from operations			$(1,336)	$(1,440)	$(2,776)			$1,481	$(3,947)	$(2,466)

For the three months ended June 30, 2003 and 2002, international sales comprised 21% and 13%, of the Company’s revenues.  For the six months ended June 30, 2003 and 2002, international sales comprised 21% and 13%, of the Company’s revenues.  During these periods, no single foreign country accounted for more than 10% of total revenues.  For the three and six months ended June 30, 2003, Europe accounted for 11% and 12%, respectively, of the Company's total revenues.  Other than Europe in the three and six months ended June 30, 2003, no other foreign geographical area accounted for more than 10% of the Company's total revenues in each of the second quarters and first halves of 2003 and 2002.  All international sales during these periods were shipped from the Company’s domestic warehouse to foreign customers.

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

Overview

Simple Technology, Inc., incorporated in March 1990 and renamed SimpleTech, Inc. in May 2001, is a technology solutions provider offering products based on DRAM and Flash memory technologies. Headquartered in Santa Ana, California, the company is a leader in the design, development, manufacturing and marketing of memory solutions.

After experiencing year-over-year revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, revenues declined 46.7% in 2001 and increased 7.5% in 2002.  Revenues in 2001 and 2002 were negatively impacted due to softening macro-economic conditions, severe declines in the price of DRAM and Flash components and significantly reduced sales to customers in the communications and networking markets.  These negative conditions continued in the first quarter of 2003, but began to improve through the second quarter of 2003.  Demand for DRAM and Flash products increased during the second quarter of 2003 and into July 2003 particularly in the retail channel.  DRAM and Flash component prices began to stabilize during the early part of the second quarter of 2003 and increased during June and July 2003.  Based on these trends at the end of the second quarter of 2003, we are more optimistic about the demand and pricing outlook in the second half of 2003.

As a result of increased demand for Flash-based consumer electronics and industrial applications in which solid-state Flash-based storage displaces traditional storage, our Flash memory products as a percentage of our revenues increased steadily from 12.9%, or $24.9 million, in 1999 to 31.0%, or $54.7 million, in 2002.  As a result of stronger than expected demand in the retail and direct marketer channels, Flash memory products increased from 38.1% of revenues, or $15.6 million, in the first quarter of 2003 to 44.3% of revenues, or $19.8 million in the second quarter of 2003, compared to 28.2% of our revenues in the second quarter of 2002. Flash memory product unit shipments grew 39.3% from 389,000 units shipped in the first quarter of 2003 to 542,000 units shipped in the second quarter of 2003.  In November 2002, Semico Research Corporation projected data storage Flash industry revenues to grow at a compounded annual growth rate of 41% from 2001 to 2004.  Our Flash memory products revenue grew 62.4% in the second quarter of 2003 compared to the same period in 2002.

In the first half of 2003 and 2002, our highest margin division was our Industrial Division.  In the first half of 2003 and 2002, our highest profit margin product line was our IC Tower stacking product line.  We track revenues and gross margins for our Industrial and Commercial Divisions.  We do not track separately, and do not intend to track separately, operating expenses for our Industrial and Commercial Divisions.  Conversely, we do track operating expenses for our Xiran Division.  Although our Xiran Division is expected to ship prototype units to potential customers in the third quarter of 2003, it is not expected to generate revenues until 2004.

Historically, a small number of customers have accounted for a significant percentage of our revenues.  Our ten largest customers accounted for an aggregate of 55.2% of our total revenues in the first half of 2003, compared to 56.6% of our total revenues in the first half of 2002.  CDW Computer Centers accounted for 20.6% of our total revenues in the first half of 2003, compared to 21.2% of our total revenues in the first half of 2002. Other than CDW Computer Centers, no customer accounted for more than 10.0% of our total revenues in the first half of 2003 or 2002.  The composition of our major customer base changes from quarter to quarter as the market demand for our products changes and we expect this variability will continue in the future. We expect that sales of our products to a small number of customers will continue to contribute materially to our revenues in the foreseeable future.  The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations.  See Risk Factors - “Sales to a small number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our sales.”

International sales of our products constituted 21.4% of our total revenues for the first half of 2003, compared to 12.7% of our total revenues for the first half of 2002.  Except for Europe, which accounted for 12.2% of our revenues in the first half of 2003, no other foreign geographical area or single foreign country accounted for more than 10.0% of our revenues in the first half of 2003 or 2002. During the first half of 2003 and 2002, over 95.0% of our international sales were denominated in U.S. dollars.  In addition, our purchases of IC components are currently denominated in U.S. dollars.  However, we do face risks associated with doing business in foreign countries.  See Risk Factors - “We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Revenues are recognized at the time of shipment.  We face risks associated with declines in the market value of our products, product returns, inventory obsolescence, price protection and rebates.  See Risk Factors – “Product returns, order cancellations, inventory write-downs, price protection and rebates could adversely effect our results of operations.”

Results of Operations – Comparison of the Second Quarter of 2003 to the Second Quarter of 2002

Net Revenues.  Our revenues were $44.7 million in the second quarter of 2003, compared to $43.3 million in the same period in 2002.  Revenues increased 3.2% in the second quarter of 2003 due to an 11% increase in units shipped, partially offset by a 6% decline in average sales price.  The decrease in our average sales price resulted from lower DRAM and Flash component prices in the second quarter of 2003 compared to the second quarter of 2002.  Unit shipment growth was comprised of unit volume increases of 57% for Flash products and 27% for IC Tower stacking products, partially offset by a decrease of 70% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products.  Non-stacked DRAM memory product units shipped were relatively flat in the second quarters of 2003 and 2002.  The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Industrial Division revenues decreased 35.6% from $13.5 million in the second quarter of 2002 to $8.7 million in the second quarter of 2003. The decrease in Industrial Division revenues was due to a 27% decrease in Industrial Division unit volume and a 12% decrease in Industrial Division average sales price in the second quarter of 2003.  Our Commercial Division revenues increased 21.1% from $29.8 million in the second quarter of 2002 to $36.1 million in the second quarter of 2003. Commercial Division revenues increased in the second quarter of 2003 due to a 27% increase in Commercial Division unit volume, partially offset by a 6% decline in Commercial Division average sales price.  Commercial Division unit volume grew primarily due to a significant increase in the sale of Flash memory products in the retail and direct marketer channels.  The decrease in average sales price resulted primarily from lower DRAM and Flash component prices in the second quarter of 2003 compared to the second quarter of 2002.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period.  Our combined backlog was $5.5 million as of June 30, 2003, compared to $4.9 million as of June 30, 2002.  Our Industrial Division backlog was $2.7 million as of June 30, 2003, compared to $3.8 million as of June 30, 2002.  Our Commercial Division backlog was $2.8 million as of June 30, 2003, compared to $1.1 million as of June 30, 2002.

Commercial Division backlog is typically nominal since substantially all commercial orders are filled on a same-day or next-day basis. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.  We believe that our stronger than expected results in the second quarter of 2003, recent increases in DRAM and Flash demand along with the stabilization and increase of component prices towards the end of the second quarter of 2003 may indicate a turnaround for our sector.

Gross Profit.  Our gross profit was $7.7 million in the second quarter of 2003, compared to $6.1 million in the same period in 2002.  Gross profit as a percentage of revenues was 17.2% in the second quarter of 2003, compared to 14.1% in the same period in 2002.  Gross profit for our Industrial Division as a percentage of Industrial Division revenues was 20.9% in the second quarter of 2003, compared to 28.9% in the second quarter of 2002.  This decrease in gross profit as a percentage of revenues for our Industrial Division resulted primarily from a 27% decrease in unit shipments resulting in a higher absorption of production labor and overhead costs.  Gross profit for our Commercial Division as a percentage of Commercial Division revenues was 16.4% in the second quarter of 2003, compared to 7.5% in the second quarter of 2002.  Our gross profit for our Commercial Division as a percentage of Commercial Division revenues for the second quarter of 2002 was negatively affected by the impact of significant DRAM component price declines on our inventory held in stock.

Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.0 million in the second quarter of 2003, compared to $4.2 million in the same period in 2002. Sales and marketing expenses as a percentage of revenues were 11.2% in the second quarter of 2003, compared to 9.7% in the same period in 2002.  Sales and marketing expenses increased due primarily to increased sales and marketing efforts for the Xiran Division and expanded Commercial Division marketing programs in the second quarter of 2003.

General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.4 million in the second quarter of 2003, compared to $2.7 million in the same period in 2002. General and administrative expenses as a percentage of revenues were 5.4% in the second quarter of 2003 and 6.2% in the second quarter of 2002.  General and administrative expenses decreased due primarily to a $265,000 reduction in legal fees.

Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.1 million in the second quarter of 2003, compared to $2.0 million in the same period in 2002. Research and development expenses as a percentage of revenues were 4.7% in the second quarter of 2003, compared to 4.6% in the same period in 2002.  Research and development expenses were relatively flat in the second quarters of 2003 and 2002.

Interest Income, Net.  Interest income, net was $125,000 in the second quarter of 2003 and $187,000 in the second quarter of 2002.  Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities.  Interest income was $125,000 in the second quarter of 2003 and $211,000 in the second quarter of 2002.  This decrease in interest income resulted from lower interest rates and a reduced average cash balance in the second quarter of 2003 compared to the second quarter of 2002.  Interest expense is comprised of interest related to equipment financing. Interest expense was $0 in the second quarter of 2003 and $24,000 in the second quarter of 2002.

Benefit for Income Taxes. Benefit for income taxes was $661,000 in the second quarter of 2003.  Benefit for income taxes was $1.9 million in the second quarter of 2002.  As a percentage of income before benefit for income taxes, benefit for income taxes was 43.3% and 72.3% in the second quarter of 2003 and 2002, respectively.  The percentage of income before benefit for income taxes for the second quarter of 2002 was high due to a research and development income tax benefit of approximately $800,000.

Net Loss.  Net loss was $864,000 and $716,000 in the second quarters of 2003 and 2002, respectively.

Results of Operations – Comparison of the First Half of 2003 to the First Half of 2002

Net Revenues.  Our revenues were $85.7 million in the first half of 2003, compared to $94.3 million in the same period in 2002.  Revenues decreased 9.1% in the first half of 2003 due to a 15% decline in average sales price, partially offset by a 5% increase in units shipped.  The decrease in our average sales price resulted from lower DRAM and Flash component prices in the first half of 2003 compared to the first half of 2002.  Unit shipments growth was comprised of unit volume increases of 51% for IC Tower stacking products and 44% for Flash products, partially offset by decreases of 74% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products and 5% for non-stacked DRAM memory products.  The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margins.

Our Industrial Division revenues decreased 14.4% from $20.8 million in the first half of 2002 to $17.8 million in the first half of 2003. The decrease in Industrial Division revenue was due to a 5% decrease in Industrial Division unit volume during this period and a 10% decrease in Industrial Division average sales price in the first half of 2003.  Our Commercial Division revenues decreased 8.3% from $73.4 million in the first half of 2002 to $67.8 million in the first half of 2003. Commercial Division revenues decreased in the first half of 2003 due to a 15% decline in Commercial Division average sales price, partially offset by a 9% increase in Commercial Division unit volume.  Commercial Division unit volume grew primarily due to a significant increase in the sale of Flash memory products in the retail and direct marketer channels.  The decrease in average sales price resulted primarily from lower DRAM and Flash component prices in the first half of 2003 compared to the first half of 2002.  We believe that our stronger than expected results in the second quarter of 2003, recent increases in DRAM and Flash demand along with the stabilization and increase of component prices towards the end of the second quarter of 2003 may indicate a turnaround for our sector.

Gross Profit.  Our gross profit was $14.7 million in the first half of 2003, compared to $17.6 million in the same period in 2002.  Gross profit as a percentage of revenues was 17.2% in the first half of 2003, compared to 18.7% in the same period in 2002.  Gross profit for our Industrial Division as a percentage of Industrial Division revenues was 24.7% in the first half of 2003, compared to 29.5% in the first half of 2002.  This decrease in gross profit as a percentage of revenues for our Industrial Division resulted primarily from a 5% decrease in unit shipments resulting in a higher absorption of production labor and overhead costs and a negative shift in product mix.  Gross profit for our Commercial Division as a percentage of Commercial Division revenues was 15.1% in the first half of 2003, compared to 15.6% in the first half of 2002.  Gross profit for our Commercial Division as a percentage of Commercial Division revenues for the first half of 2003 and 2002 was relatively flat.

Sales and Marketing.  Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $10.3 million in the first half of 2003, compared to $9.1 million in the same period in 2002. Sales and marketing expenses as a percentage of revenues were 12.0% in the first half of 2003, compared to 9.7% in the same period in 2002.  Sales and marketing expenses increased due primarily to increased sales and marketing efforts for the Xiran Division and expanded Commercial Division marketing programs in the first half of 2003.

General and Administrative.  General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $4.9 million in the first half of 2003, compared to $5.7 million in the same period in 2002. General and administrative expenses as a percentage of revenues were 5.7% in the first half of 2003 and 6.0% in the first half of 2002.  General and administrative expenses decreased due primarily to a $450,000 reduction in legal fees.

Research and Development.  Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $4.2 million in the first half of 2003, compared to $3.9 million in the same period in 2002. Research and development expenses as a percentage of revenues were 4.9% in the first half of 2003, compared to 4.1% in the same period in 2002.  The increase in research and development expenses in the first half of 2003 resulted from a $505,000 increase in expenditures related to our Xiran Division, partially offset by a $212,000 decrease in expenditures related to our Commercial and Industrial Divisions.

Non-recurring In-process Research and Development.  We did not have non-recurring in-process research and development expenses in the first half of 2003.  Non-recurring in-process research and development expenses were $1.4 million in the first half of 2002 and related to our acquisition of the assets of Irvine Networks (Xiran Division) in January 2002.

Interest Income, Net.  Interest income, net was $276,000 in the first half of 2003 and $396,000 in the first half of 2002.  Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities.  Interest income was $276,000 in the first half of 2003 and $449,000 in the first half of 2002.  This decrease in interest income resulted from lower interest rates and a reduced average cash balance in the first half of 2003 compared to the first half of 2002.  Interest expense is comprised of interest related to equipment financing. Interest expense was $0 in the first half of 2003 and $53,000 in the first half of 2002.

Benefit for Income Taxes. Benefit for income taxes was $1.9 million in the first half of 2003, compared to $1.7 million in the first half of 2002.  As a percentage of income before benefit for income taxes, benefit for income taxes was 43.2% and 80.5% in the first half of 2003 and 2002, respectively.  The percentage of income before benefit for income taxes for the first half of 2002 was high due to a research and development income tax benefit of approximately $800,000.

Net Loss.  Net loss was $2.5 million and $403,000 in the first halves of 2003 and 2002, respectively.

Liquidity and Capital Resources

As of June 30, 2003, we had working capital of $57.9 million, including $34.0 million of cash and cash equivalents and $10.0 million in marketable securities, compared to working capital of $60.4 million, including $34.0 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2002.  Current assets were 3.7 times current liabilities at June 30, 2003, compared to 3.9 times current liabilities at December 31, 2002.

Net cash provided by operating activities was $609,000 for the first half of 2003 and resulted primarily from a  $2.4 million decrease in accounts receivable, net of allowances, $2.1 million in non-cash depreciation and amortization, a $2.0 million increase in accounts payable and a $1.1 million decrease in income taxes receivable, partially offset by a net loss of $2.5 million, a $1.7 million increase in deferred income tax assets, a $1.3 million decrease in inventory, a $1.1 million decrease in accrued and other liabilities and a $450,000 increase in other assets.

Net cash used in investing activities was $719,000 for the first half of 2003, attributable to $823,000 in purchases of furniture, fixtures and equipment, partially offset by $104,000 in proceeds from the sale of furniture, fixtures and equipment.  We expect to spend approximately $3.0 to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash provided by financing activities was $154,000 for the first half of 2003 and resulted from the receipt of $267,000 in proceeds from the issuance of common stock related to stock option exercises and purchases of stock by employees through the employee stock purchase plan, partially offset by payments of $113,000 related to equipment capital lease obligations.

In prior years, we entered into several capital leases to finance manufacturing and testing equipment. Our obligations under capital leases were paid down to zero as of June 30, 2003 and had a balance of $113,000 at December 31, 2002, with interest rates ranging from 8.1% to 9.6% per annum.

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

Inflation

Inflation was not a material factor in either revenue or operating expenses during the second quarters or first half of 2003 and 2002.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable entity's activities or that is entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003.  For variable interest entities created prior to January 31, 2003, we are currently evaluating the impact of the adoption of FIN 46 for these entities, and thus are not able to disclose the impact on our results of operations, financial position or cash flows.

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

• Reserves for inventory excess, obsolescence and lower of market values compared to costs —We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit.  We regularly monitor potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of our inventory to its market value.

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

During the substantial majority of 2001, 2002 and the first four months of 2003, overcapacity in the memory component market resulted in significant declines in component prices, which negatively impacted our average selling prices, revenues and gross profit.  Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our business. During periods of overcapacity, our ability to maintain or increase revenues will depend upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices would also result in more memory being built into products by OEMs, which would favor our largest competitors and reduce the demand for our Commercial Division memory products.

Because we depend on a small number of suppliers for IC devices, any disruption in our supply relationships could harm our ability to fulfill orders.

We are dependent on a small number of suppliers to supply Flash IC and DRAM IC devices. We have no long-term DRAM IC device supply contract and only have a limited supply contract with Renesas, formerly Hitachi Semiconductor, for Flash IC devices.  Although we have a limited contract with Renesas, there can be no assurance that Renesas can or will agree to supply the quantities of Flash IC devices we may need to meet our production goals.  IC devices represent approximately 95% of our component costs. Our dependence on a small number of suppliers and our limited number of long-term supply contracts expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Elpida, Micron and Samsung currently supply a majority of the DRAM IC devices used in our DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers by natural disaster or otherwise, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, and would increase our costs and/or prices. In particular, if our supply relationships with

Renesas or Samsung are disrupted or terminated, our ability to manufacture and sell our Flash products would be harmed and our Flash business would be adversely affected.

We are subject to the cyclical nature of the semiconductor industry and a significant and prolonged downturn could continue to adversely affect our business.

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the past two and a half years, a semiconductor downturn has negatively impacted our average selling prices, revenues and earnings. Any future downturns could have a material adverse effect on our business and operating results.

We may be unable to maintain a steady supply of components.

The electronics industry has experienced in the past, and may experience in the future, shortages in IC devices, including DRAM and Flash memory. We have experienced and may continue to experience delays in component deliveries and quality problems, which have caused and could in the future cause delays in product shipments. In addition, we have required and could in the future require the redesign of some of our products. From time to time, industry capacity has become constrained such that some vendors have placed their customers, ourselves included, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner which could have a material adverse effect on our business and operating results.

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

We intend to pursue selective acquisitions to complement our internal growth. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. Although we completed the acquisition of assets of Irvine Networks, LLC, renamed our Xiran Division, in January 2002, our experience in acquiring other businesses, product lines and technologies is limited. In addition, the attention of our small management team may be diverted from our core business by our Irvine Networks acquisition or if we undertake a future acquisition. Our recent and any potential future acquisitions also involve numerous risks, including, among others:

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

Our dependence on a small number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 54.2% and 55.2% of our total revenues in the second quarter and first half of 2003, respectively, compared to 56.6% and 56.6% of our total revenues in the second quarter and first half of 2002, respectively.

Our ten largest Industrial Division customers accounted for an aggregate of 69.5% and 67.4% of our Industrial Division revenues, or 13.5% and 14.0% of our total revenues, in the second quarter and first half of 2003, respectively, and 81.6% and 80.4% of our Industrial Division revenues, or 23.9% and 18.0% of our total revenues, in the second quarter and first half of 2002, respectively.  Our ten largest Commercial Division customers accounted for an aggregate of 60.5% and 61.6% of our Commercial Division revenues, or 48.8% and 48.8% of our total revenues, in the second quarter and first half of 2003, respectively, and 60.7% and 60.1% of our Commercial Division revenues, or 42.9% and 46.6% of our total revenues, in the second quarter and first half of 2002, respectively. Our largest Commercial Division customer in each of the second quarter and first half of 2003 and 2002, CDW Computer Centers, accounted for 23.8% and 26.0% of our Commercial Division revenues, or 19.2% and 20.6% of our total revenues, in the second quarter and first half of 2003, respectively, and 30.0% and 27.3% of our Commercial Division revenues, or 21.2% and 21.2% of our total revenues, in the second quarter and first half of 2002, respectively. In addition, Sam’s Club accounted for 14.5% of our Commercial Division revenues, or 11.7% of our total revenues in the second quarter of 2003 and Unisys accounted for 47.0% of our Industrial Division revenues, or 13.8% of our total revenues in the second quarter of 2002.  Other than CDW Computer Centers, Sam’s Club and Unisys, no customer accounted for more than 10.0% of our total revenues in each of the second quarters or first halves of 2003 or 2002.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 78.8% of our common stock at June 30, 2003. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the ability to control the decision of whether a change in control will occur.

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

We are currently a party to four lawsuits regarding intellectual property as further described under “Legal Proceedings.” The outcome of litigation is inherently uncertain and we cannot predict the outcome of these lawsuits with certainty. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming. In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. In addition, if we are found to infringe valid patents of others, we may be excluded from using the infringed technology without a license, which may not be available on commercially reasonable terms, if at all.

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues.  We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $170,000 and $195,000 in the second quarter and first half of 2003, respectively, compared to $122,000 and $477,000 in the second quarter and first half of 2002, respectively. In addition, we offer some of our Commercial Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $166,000 and $680,000 in the second quarter and first half of 2003, respectively, compared to $490,000 and $787,000 in the second quarter and first half of 2002, respectively.  We also offer rebate programs through some of our Commercial Division customers to end-users.  We incurred rebate charges of $366,000 and $720,000 in the second quarter and first half of 2003, respectively, compared to $218,000 and $569,000 in the second quarter and first half of 2002, respectively.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2003, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $276,000 and $510,000 in the second quarter and first half of 2003, respectively, compared to $177,000 and $366,000 in the second quarter and first half of 2002, respectively.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 21.2% and 21.4% of our revenues in the second quarter and first half of 2003, respectively, and 13.3% and 12.7% of our revenues in the second quarter and first half of 2002, respectively.  Except for Europe, which accounted for 11.3% and 12.2%, respectively, of our revenues for the second quarter and first half of 2003, no other foreign geographical area or single foreign country accounted for more than 10.0% of our revenues in the second quarters or first half of 2003 or 2002.  For the second quarters and first halves of 2003 and 2002, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal and state governmental agencies.  Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conducts business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States.  We are also subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labors Standards Act, the WARN Act and other regulations related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. In addition from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us that stem from their termination or allegations that we have violated one or more labor and employment regulations.  In certain of these instances the former employee has brought claims against us and we expect that we will encounter similar actions against us in the future.  An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

These enforcement actions could have a material adverse effect on our business, financial condition, results of operations and cash flows.  If any governmental sanctions are imposed, or if we were not to prevail in civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

At June 30, 2003, our cash and cash equivalents were $34.0 million.  At June 30, 2003, our cash and cash equivalents included $24.2 million invested in money market and other interest bearing accounts and $9.8 million invested in securities, which represents investments in corporate bonds, auction rate securities and commercial paper with maturities of less than three months.  At June 30, 2003, our investments in securities with maturities of less than three months had a weighted-average time to maturity of 19.5 days.

At June 30, 2003, our investment in marketable securities was $10.0 million.  The marketable securities consist primarily of $100,000 certificates of deposit with an original maturity of one year at 100 different financial institutions.  At June 30, 2003, these marketable securities had a weighted-average time to maturity of approximately 262.0 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d –15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.  During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, we filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”) in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the court entered final judgment finding DPAC did not infringe our patent and that we did not infringe DPAC’s patent. The appeals court affirmed the final judgment on March 7, 2002.  DPAC did not appeal the ruling in our favor, and that ruling is now final.  On September 3, 2002, we filed a petition for certiorari with the U.S. Supreme Court.  On October 7, 2002, the petition to the Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals.  DPAC filed a motion for summary affirmance with the Circuit Court of Appeals.  The Court of Appeals denied the motion and remanded the matter for trial to the United States District Court for the Central District of California.  No trial date has been set by the District Court.

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

Lexar Media, Inc. — Unfair Trade Practice and Patent Infringment

On October 1, 2002, we filed a lawsuit against Lexar Media, Inc. in the Superior Court of Orange County, California for trade libel, libel per se, intentional interference with prospective economic advantage and California unfair competition, seeking unspecified damages, including punitive and trebled damages.  The lawsuit arose from correspondence sent by Lexar Media to one of the our customers that alleged that certain of our products infringe Lexar Media’s patents.  On October 30, 2002, Lexar Media filed a notice of removal, which removed the matter from the Orange County Superior Court to the United States District Court for the Central District of California.  On November 14, 2002, we amended our complaint to add violation of the Sherman Antitrust Act, violation of the California Unfair Trade Practices Act and common law unfair competition as causes of action.  On November 6, 2002, Lexar Media filed a motion to dismiss our complaint.  On January 8, 2003, the Court denied Lexar’s motion as to the initial four causes of actions and dismissed the violation of the Sherman Antitrust Act, violation of the California Unfair Trade Practices Act and common law unfair competition causes of actions against Lexar Media.

On July 21, 2003, Lexar filed a motion for summary judgment seeking dismissal of our amended complaint and a Rule 11 motion requesting sanctions against us for filing the amended complaint. On August 11, 2003, the Court ruled on Lexar's motion for summary judgment on our underlying causes of action.  According to the Court's ruling, there was not clear and convincing evidence that Lexar's actions were conducted in bad faith. As a result, the Court granted Lexar's motion for summary judgment, but denied Lexar's Rule 11 motion.

On March 20, 2003, Lexar Media filed a counter claim against us alleging that the Memory Stick products sold by us violate Lexar Media’s U.S. patent No. 5,479,638.  Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages.  We purchase our Memory Stick products from I-O Data.  Under the terms of the distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold us harmless from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-party patents, trademarks or other proprietary rights.  After initially agreeing to indemnify us and assume our defense, I-O Data has failed to assume our defense.  As a result, we filed an answer to Lexar Media’s counter claim and filed a Third Party Complaint against I-O Data asking for indemnification.  This lawsuit is in the early stage of discovery and the court has set a trial for April 2004.  Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time.

Staktek Corporation—Patent Infringement

On July 30, 2003, we filed a lawsuit against Staktek Corporation in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. Re. 36,916.  We are seeking monetary damages in an amount to be stated later, an injunction against further infringement of our patent, attorneys' fees and trebled damages.  No court dates have been set.

We are not currently involved in any other material legal proceedings. We are not aware of any other material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Shareholders as further discussed below:

(a)                                  Our 2003 Annual Meeting of Shareholders was held on May 14, 2003 in Irvine, California.

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

Name	For	Withheld
Manouch Moshayedi	36,334,207	1,773,417
Mike Moshayedi	36,334,207	1,773,417
Mark Moshayedi	36,334,207	1,773,417
Dan Moses	36,334,207	1,773,417
F. Michael Ball	37,633,107	474,517
Mark R. Hollinger	37,633,107	474,517
James J. Peterson	37,633,107	474,517

(ii) To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003.  At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

Shares
For	38,054,552
Against	25,879
Abstain	27,193

(d)                                 Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The information in Exhibits 32.1 and 32.2 shall not be deemed  “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.

(b)  Reports on Form 8-K.

(i)                                     A Current Report on Form 8-K was furnished by SimpleTech with the Securities and Exchange Commission on April 29, 2003, to report under Item 12 the press release issued to the public on April 29, 2003 reporting the results of the first quarter ended March 31, 2003.  In accordance with General Instruction B.6 of Form 8-K, the information in the Form 8-K and the exhibit attached thereto was not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC.,
a California corporation

Date:	August 12, 2003	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi Chief Executive Officer and Chairman of the Board of Directors

Date:	August 12, 2003	/s/ DAN MOSES
Dan Moses Chief Financial Officer (Principal Financial and Accounting Officer) and Director

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The information in Exhibits 32.1 and 32.2 shall not be deemed  “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.