Form 10-Q
period 2003-09-30
SIMPLETECH INC
filed 2003-11-13
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.001, as of September 30, 2003 was 39,060,942.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SimpleTech, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS:
Current Assets:
Cash and cash equivalents	$27,609	$33,992
Marketable securities	9,980	9,980
Accounts receivable, net of allowances of $995 at
September 30, 2003 and $782 at December 31, 2002	24,011	19,019
Inventory, net	22,757	14,141
Income taxes receivable	2,719	3,860
Deferred income taxes	—	28
Other current assets	792	59

Total current assets	87,868	81,079
Furniture, fixtures and equipment, net	8,522	10,169
Intangible assets	351	835
Deferred income taxes	4,345	2,378

Total assets	$101,086	$94,461

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$25,009	$16,381
Current maturities of capital lease obligations	—	113
Accrued and other liabilities	3,566	4,152
Deferred income taxes	107	—

Total current liabilities	28,682	20,646

Total liabilities	28,682	20,646

Commitments and contingencies (Note 5)

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,060,942 shares issued and outstanding as of September 30, 2003 and 38,725,800 shares issued and outstanding as of December 31, 2002	39	39
Additional paid-in capital	67,497	66,716
Retained earnings	4,868	7,060

Total shareholders’ equity	72,404	73,815

Total liabilities and shareholders’ equity	$101,086	$94,461

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$57,470	$36,501	$143,133	$130,754
Cost of revenues	47,655	29,911	118,663	106,554

Gross profit	9,815	6,590	24,470	24,200

Sales and marketing	4,617	4,065	14,946	13,132
General and administrative	2,684	2,316	7,559	8,020
Research and development	2,282	2,503	6,454	6,448
In-process research and development expenses	—	—	—	1,360

Total operating expenses	9,583	8,884	28,959	28,960

Income (loss) from operations	232	(2,294)	(4,489)	(4,760)
Interest income, net	101	198	376	594

Income (loss) before benefit for income taxes	333	(2,096)	(4,113)	(4,166)
Benefit for income taxes	—	(1,040)	(1,921)	(2,707)

Net income (loss)	$333	$(1,056)	$(2,192)	$(1,459)

Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.06)	$(0.04)

Diluted	$0.01	$(0.03)	$(0.06)	$(0.04)

Shares used in computation of net income (loss) per share:
Basic	38,978	38,551	38,909	38,461

Diluted	42,015	38,551	38,909	38,461

See accompanying notes to unaudited consolidated financial statements.

SimpleTech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flow from operating activities:
Net loss	$(2,192)	$(1,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,013	2,627
(Gain) loss on sale of furniture, fixtures and equipment	(50)	121
Accounts receivable provisions	1,654	869
Inventory excess and obsolescence expense	235	240
In-process research and development	—	1,360
Deferred income taxes	(1,832)	—
Compensation related to stock options vesting	—	13
Tax benefit from exercise of stock options	198	—
Change in operating assets and liabilities:
Accounts receivable	(6,646)	(2,154)
Inventory	(8,851)	(2,526)
Income taxes receivable	1,141	(354)
Other assets	(438)	—
Accounts payable	8,628	1,333
Accrued and other liabilities	(586)	627

Net cash (used in) provided by operating activities	(5,726)	697

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(1,313)	(4,962)
Proceeds from sale of furniture, fixtures and equipment	186	709
Acquisition of assets	—	(2,295)

Net cash used in investing activities	(1,127)	(6,548)

Cash flows from financing activities:
Repayment of borrowings from banks	—	(959)
Payment on capital lease obligations	(113)	(328)
Proceeds from issuance of common stock	583	623

Net cash provided by (used in) financing activities	470	(664)

Net decrease in cash	(6,383)	(6,515)
Cash and cash equivalents at beginning of period	33,992	51,831

Cash and cash equivalents at end of period	$27,609	$45,316

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2003, the consolidated results of operations for the three months and nine months ended September 30, 2003 and 2002, and the consolidated results of cash flows for the nine months ended September 30, 2003 and 2002, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2002 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Summary of Significant Accounting Policies

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

Concentrations:

As of September 30, 2003, approximately 24% of accounts receivable were concentrated with two customers. As of December 31, 2002, approximately 15% of accounts receivable were concentrated with one customer. For the three months ended September 30, 2003 and 2002, sales to one customer comprised 20% and 22%, respectively, of the Company’s revenues. For the nine months ended September 30, 2003 and 2002, sales to this same customer comprised 20% and 22%, respectively, of the Company’s revenues. No other single customer accounted for more than 10% of accounts receivable at September 30, 2003 and December 31, 2002, or revenues for the three months and nine months ended September 30, 2003 and 2002.

For the three months ended September 30, 2003 and 2002, international sales comprised 21% and 18%, respectively, of the Company’s revenues. For the nine months ended September 30, 2003 and 2002, international sales comprised 21% and 14% of the Company’s revenues, respectively. During these periods, no single foreign country accounted for more than 10% of total revenues. For the nine months ended September 30, 2003, Europe accounted for 10% of the Company’s total revenues. Other than Europe in the nine months ended September 30, 2003, no other foreign geographical area accounted for more than 10% of the Company’s total revenues in three and nine months ended September 30, 2003 and 2002. All international sales during these periods were shipped from the Company’s domestic warehouse to foreign customers.

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. The estimated future costs of repair or replacement are immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09. Sales and marketing incentives amounted to $6.5 million and $5.9 million for the nine months ended September 30, 2003 and and 2002, respectively, of which $3.7 million and $2.9 million, respectively, were offset against revenues, and $2.8 million and $3.0 million, respectively, were charged as an operating expense.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the three months ended September 30, 2003 and 2002, shipping and handling costs were approximately $561,000 and $461,000, respectively. For the nine months ended September 30, 2003 and 2002, shipping and handling costs were approximately $1.7 million and $1.5 million, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the statutory rates for the three and nine-month periods ended September 30, 2003 and 2002 reflects the recognition of tax credits related to research and development and enterprise zone hiring credits.

There may be limitations on the Company’s ability to utilize net operating loss carryforwards with future changes in ownership.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Recently Issued Accounting Standards:

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and non-performance guarantees. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its financial statements. Specifically, the Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing, which is disclosed in Note 5. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement has not had a significant impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after February 1, 2003. For entities created on or prior to February 1, 2003, the consolidation requirements apply in the first fiscal year or interim period ending after December 15, 2003. For variable interest entities created prior to February 1, 2003, the Company is currently evaluating the impact of the adoption of FIN 46 for these entities, and thus is not able to disclose the impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on the Company’s consolidated financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

Note 3—Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 9,257,568 and 6,749,216 shares of common stock were outstanding at September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, potentially dilutive securities consisted solely of options and resulted in potential common shares of 3,037,147. For the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) for the three months and nine months ended September 30, 2003 and 2002, would have resulted in the pro forma amounts below in thousands, except per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$333	$(1,056)	$(2,192)	$(1,459)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	0	1	0	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(895)	(561)	(2,619)	(1,689)

Pro forma net loss	$(562)	$(1,616)	$(4,811)	(3,140)

Income (loss) per share:
Basic—as reported	$0.01	$(0.03)	$(0.06)	$(0.04)

Basic—pro forma	$(0.01)	$(0.04)	$(0.12)	$(0.08)

Diluted—as reported	$0.01	$(0.03)	$(0.06)	$(0.04)

Diluted—pro forma	$(0.01)	$(0.04)	$(0.12)	$(0.08)

Note 4—Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	September 30, 2003	December 31, 2002
Raw materials	$9,382	$6,325
Work-in-progress	1,459	364
Finished goods	12,860	8,256

	23,701	14,945
Valuation allowances	(944)	(804)

Inventory, net	$22,757	$14,141

Note 5—Legal Proceedings

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. That patent was reissued on October 17, 2000 as U.S. Patent No. Re. 36,916. DPAC counterclaimed for infringement of its U.S. Patent No. 4,956,694. On March 29, 2001, the district court entered final judgment finding DPAC did not infringe the Company’s patent and that the Company did not infringe DPAC’s patent. The appeals court affirmed the final judgment as to the Company’s patent on March 7, 2002. DPAC did not appeal the ruling on its patent in the Company’s favor, and that ruling is now final. On June 3, 2002, the Company filed a petition for certiorari with the U.S. Supreme Court. On October 7, 2002, the petition to the U.S. Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals. DPAC filed a motion for summary affirmance with the Court of Appeals. On February 26, 2003, the Court of Appeals denied DPAC’s motion and remanded the matter back to District Court to consider the case in light of a recent decision by the U.S. Supreme Court. On September 15, 2003, the district court re-entered judgment that DPAC does not infringe the Company’s patent. The Company is currently evaluating the matter to determine whether or not to appeal this judgment.

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time. As a result, no amounts have been recorded in the consolidated financial statements.

Lexar Media, Inc.—Unfair Trade Practice and Patent Infringement

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

On July 21, 2003, Lexar filed a motion for summary judgment seeking dismissal of the Company’s amended complaint and a Rule 11 motion requesting sanctions against the Company for filing the amended complaint. On August 11, 2003, the Court ruled on Lexar’s motion for summary judgment on SimpleTech’s underlying causes of action. According to the Court’s ruling, there was not clear and convincing evidence that Lexar’s actions were conducted in bad faith. As a result, the Court granted Lexar’s motion for summary judgment, but denied Lexar’s Rule 11 motion.

On March 20, 2003, Lexar Media filed a counter claim against the Company alleging that the Memory Stick products sold by the Company violate Lexar Media’s U.S. patent No. 5,479,638. Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages. The Company purchases its Memory Stick products from I-O Data. Under the terms of the distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold harmless the Company from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-party patents, trademarks or other proprietary rights. After initially agreeing to indemnify and assume the Company’s defense, I-O Data has failed to assume the Company’s defense. As a result, SimpleTech has filed an answer to Lexar Media’s counter claim and filed a Third-Party Complaint against I-O Data asking for indemnification. This lawsuit is still in the discovery stage and the court has set a trial for April 2004. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time. As a result, no amounts have been recorded in the consolidated financial statements.

Staktek Corporation—Patent Infringement

On July 30, 2003, the Company filed a lawsuit against Staktek Corporation in the United States District Court for the Central District of California for infringement of the Company’s IC Tower stacking patent, U.S. Patent No. Re. 36,916. The Company is seeking monetary damages in an amount to be stated later, an injunction against further infringement of the Company’s patent, attorneys’ fees and trebled damages. Staktek has answered the complaint denying infringement and alleging that the patent is invalid. No court dates have been set.

On October 10, 2003, Staktek Group, L.P., a subsidiary of Staktek Corporation, filed a lawsuit against the Company in the United States District Court for the Western District of Texas alleging that the Company’s IC Tower stacking products infringe Staktek’s U.S. Patents Nos. 6,025,642 and 6,049,123. Before the Company answered the original complaint, Staktek amended the complaint to include allegations that the IC Tower stacking products also infringe additional Staktek patents (U.S. Patent Nos. 6,168,670 and 5,420,751) and dropped from the lawsuit one of the two patents included in the original complaint (U.S. Patent No. 6,049,123). Staktek is seeking a permanent injunction against further infringement of the asserted patents, monetary damages in an amount to be stated later, interest on damages, costs and attorneys’ fees and trebled damages. No court dates have been set. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time. As a result, no amounts have been recorded in the consolidated financial statements.

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

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2003, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $167,000 and $677,000 in the three and nine months ended September 30, 2003, respectively, compared to $216,000 and $582,000 in the three and nine months ended September 30 2002, respectively.

Note 6 – Segment Information

Historically, the Company has reported financial results for two reportable operating segments, Consumer (formerly Commercial) and OEM (formerly Industrial). In January 2002, the Company acquired the assets of Irvine Networks, LLC, which was subsequently renamed the Xiran Division, and reports the Division’s operating results as a third operating segment.

The accounting policies for each of the reportable operating segments are the same as those described in Note 2 from the Company’s Annual Report on Form 10-K and reflect the information used by the Company’s management to evaluate the performance of its segments. For the Consumer and OEM segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses, interest or income taxes. For the Xiran segment, the Company currently tracks operating expenses only. The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s three reportable segments is shown in the following table:

(in thousands)	Three Months Ended September 30, 2003					Nine Months Ended September 30, 2003
	Consumer	OEM	Subtotal	Xiran	Consolidated	Consumer	OEM	Subtotal	Xiran	Consolidated
Net revenues	$41,881	$15,589	$57,470	$0	$57,470	$109,724	$33,409	$143,133	$0	$143,133
Cost of revenues	35,210	12,445	47,655	0	47,655	92,799	25,864	118,663	0	118,663

Gross profit	$6,671	$3,144	9,815	0	9,815	$16,925	$7,545	24,470	0	24,470

Operating expenses			7,457	2,126	9,583			22,975	5,984	28,959

Income (loss) from operations			$2,358	$(2,126)	$232			$1,495	$(5,984)	$(4,489)

	Three Months Ended September 30, 2002					Nine Months Ended September 30, 2002
	Consumer	OEM	Subtotal	Xiran	Consolidated	Consumer	OEM	Subtotal	Xiran	Consolidated
Net revenues	$27,375	$9,126	$36,501	$0	$36,501	$100,791	$29,963	$130,754	$0	$130,754
Cost of revenues	23,338	6,573	29,911	0	29,911	85,291	21,263	106,554	0	106,554

Gross profit	$4,037	$2,553	6,590	0	6,590	$15,500	$8,700	24,200	0	24,200

Operating expenses			7,311	1,573	8,884			24,794	4,166	28,960

Income (loss) from operations			$(721)	$(1,573)	$(2,294)			$(594)	$(4,166)	$(4,760)

Note 7 – Subsequent Event

The Company received an aggregate of $56.7 million in gross proceeds from the closing of its public offering on October 29, 2003 and the closing of the underwriter’s overallotment exercise on November 4, 2003 in exchange for an aggregate 8,100,000 shares of common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Cautionary Statement

Certain statements in this report, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Reports on Form 10-K, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

SimpleTech, Inc. was originally incorporated in California in March 1990 as Simple Technology, Inc. Our name was then changed to SimpleTech, Inc. in May 2001. SimpleTech designs, manufactures and markets custom and open-standard memory solutions based on Flash and DRAM memory technologies. Headquartered in Santa Ana, California, SimpleTech offers a comprehensive line of over 2,500 products and specializes in developing high-density memory modules, memory cards and storage drives.

After we experienced revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, revenues declined 46.7% in 2001 and then increased 7.5% in 2002. Annual revenues in 2001 and 2002 were negatively impacted by deteriorating macroeconomic conditions, severe declines in the price of DRAM components and significantly reduced sales to customers in the communications and networking markets. These negative conditions continued in the first quarter of 2003 but began to improve through the second and third quarters of 2003 as demand for DRAM products increased and component prices stabilized. We believe that our improved results in the second and third quarters of 2003 may indicate a turnaround for our sector. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained.

We have experienced an increase in demand for our Flash products as the result of the growth in consumer electronics and OEM applications, such as the replacement of rotating disk drives with Flash products. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to

$54.7 million for the year ended December 31, 2002, and were $56.6 million for the nine-month period ended September 30, 2003.

We sell our products through our Consumer Division and OEM Division. Our Consumer Division sells our products through the following channels: value added reseller, or VAR, mail order, distributor and mass market retailer. Our OEM Division was created in late 1998 to enhance the marketing of our products to OEMs. We established our Xiran Division in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC, including its intellectual property portfolio. Xiran develops advanced board-level solutions that optimize server performance for content delivery applications, including streaming media and video on-demand, and networked storage applications, including IP storage. In September 2003, our Xiran Division received its first purchase orders from four companies, which we expect will generate nominal revenues in the fourth quarter of 2003.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer and OEM Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions. Conversely, we do track operating expenses for our Xiran Division.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 50.0% of our total revenues in the first nine months of 2003, 55.5% of our total revenues in the full year 2002 and 56.3% of our total revenues in the full year 2001. CDW Computer Centers accounted for 20.2% of our total revenues in the first nine months of 2003. In 2002, CDW Computer Centers accounted for 21.1% of our total revenues. In 2001, CDW Computer Centers and Unisys accounted for 19.7% and 11.0% of our total revenues, respectively. Other than CDW Computer Centers and Unisys, no other customer accounted for more than 10.0% of our total revenues in the first nine months of 2003, and the full years 2002 and 2001. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products constituted 21.2% of our total revenues in the first nine months of 2003, 14.8% of our total revenues in the full year 2002 and 16.0% of our total revenues in the full year 2001. Except for Europe, which accounted for 10.4% of our revenues in the first nine months of 2003, no other foreign geographical area or single foreign country accounted for more than 10.0% of our revenues in the first nine months of 2003, or the full years 2002 and 2001. Over 95.0% of our international sales were denominated in U.S. dollars between 2001 and the first nine months of 2003. In addition, our purchases of IC devices are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors— We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been impacted by seasonal purchasing patterns resulting in lower sales in the first and second quarters of each year. Other factors, including component price fluctuations, may distort the effect of seasonality. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, should revenues decrease to a level lower than expected in any given period, our results of operations would be harmed.

Revenues are recognized at the time of shipment. We face risks associated with declines in the market value of our products, product returns, inventory write-downs, price protection and rebates. See “Risk Factors— “Order cancellations, product returns, inventory write-downs, price protection and rebates could adversely affect our results of operations.”

Results of Operations – Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Revenues. Our revenues were $57.5 million in the third quarter of 2003, compared to $36.5 million in the same period in 2002. Revenues increased 57.5% in the third quarter of 2003 due to a 35% increase in units shipped and a 17% increase in average sales price. Unit shipment growth was comprised of unit volume increases of 217% for IC Tower stacking products, 70% for Flash products, 7% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products and 2% for non-stacked DRAM memory products. The increase in our average sales price resulted from higher average capacity products and a strong Flash and DRAM component pricing environment in the third quarter of 2003 compared to the third quarter of 2002. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Consumer Division revenues increased 52.9% from $27.4 million in the third quarter of 2002 to $41.9 million in the third quarter of 2003. Consumer Division revenues increased in the third quarter of 2003 due to a 39% increase in Consumer Division unit volume and an 11% increase in Consumer Division average sales price. Consumer Division unit volume grew primarily due to a significant increase in the sale of Flash memory products in the retail and direct marketer channels. Our OEM Division revenues increased 71.4% from $9.1 million in the third quarter of 2002 to $15.6 million in the third quarter of 2003. The increase in OEM Division revenues was due to a 21% increase in OEM Division unit volume and a 41% increase in OEM Division average sales price in the third quarter of 2003 compared to the third quarter of 2002. OEM Division unit volume grew primarily due to a significant increase in the sale of IC Tower stacking products in the server and networking industries.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $7.7 million as of September 30, 2003, compared to $5.5 million as of September 30, 2002. Our Consumer Division backlog was $3.1 million as of September 30, 2003, compared to $624,000 as of September 30, 2002. Our OEM Division backlog was $4.6 million as of September 30, 2003, compared to $4.9 million as of September 30, 2002. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter. We believe that our stronger than expected results in the third quarter of 2003, recent increases in DRAM and Flash demand along with the recent stabilization and increase of component prices may indicate a turnaround for our sector. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained.

Gross Profit. Our gross profit was $9.8 million in the third quarter of 2003, compared to $6.6 million in the same period in 2002. Gross profit as a percentage of revenues was 17.0% in the third quarter of 2003, compared to 18.1% in the same period in 2002. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 15.9% in the third quarter of 2003, compared to 14.7% in the third quarter of 2002. Gross profit for our Consumer Division as a percentage of Consumer Division revenues for the third quarter of 2002 was positively impacted by a strong Flash and DRAM component pricing environment. Gross profit for our OEM Division as a percentage of OEM Division revenues was 20.2% in the third quarter of 2003, compared to 28.0% in the third quarter of 2002. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product mix.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.6 million in the third quarter of 2003, compared to $4.1 million in the same period in 2002. Sales and marketing expenses as a percentage of revenues were 8.0% in the third quarter of 2003, compared to 11.2% in the same period in 2002. Sales and marketing expenses increased due primarily to increased sales commissions and marketing programs resulting from expanded revenues in the third quarter of 2003 compared to the third quarter of 2002.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.7 million in the third quarter of 2003, compared to $2.3 million in the same period in 2002. General and administrative expenses as a percentage of revenues were 4.7% in the third quarter of 2003 and 6.3% in the third quarter of 2002. General and administrative expenses increased due primarily to increased legal fees of $218,000 and insurance costs of $112,000 in the third quarter of 2003 compared to the third quarter of 2002.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.3 million in the third quarter of 2003, compared to $2.5 million in the same period in 2002. Research and development expenses as a percentage of revenues were 4.0% in the third quarter of 2003, compared to 6.8% in the same period in 2002. Research and development expenses in the third quarter of 2003 compared to the same quarter of 2002 were relatively flat.

Interest Income, Net. Interest income, net was $101,000 in the third quarter of 2003 and $198,000 in the third quarter of 2002. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. Interest income was $101,000 in the third quarter of 2003 and $217,000 in the third quarter of 2002. This decrease in interest income resulted from lower interest rates and a reduced average cash balance in the third quarter of 2003 compared to the third quarter of 2002. Interest expense is comprised of interest related to equipment financing. Interest expense was $0 in the third quarter of 2003 and $19,000 in the third quarter of 2002.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0 in the third quarter of 2003. Benefit for income taxes was $1.0 million in the third quarter of 2002. As a percentage of income before benefit for income taxes, provision (benefit) for income taxes was 0.0% and (49.6)% in the third quarter of 2003 and 2002, respectively. As a percentage of income before provision for income taxes, provision for income taxes for the third quarter of 2003 was abnormally low due to the nominal level of income before benefit for income taxes and reflected the tax credits related to research and development and enterprise zone hiring credits. We expect quarterly research and development and enterprise zone hiring tax credits to be approximately $100,000 to $125,000 for the foreseeable future.

Net Income (Loss). Net income was $333,000 in the third quarter of 2003, compared to a net loss of $1.1 million in the third quarter of 2002.

Results of Operations – Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Revenues. Our revenues were $143.1 million in the first nine months of 2003, compared to $130.8 million in the same period in 2002. Revenues increased 9.4% in the first nine months of 2003 due to a 14% increase in units shipped, partially offset by a 4% decline in average sales price. Unit shipments growth was comprised of unit volume increases of 101% for IC Tower stacking products and 52% for Flash products, partially offset by decreases of 56% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products and 2% for non-stacked DRAM memory products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margins.

Our Consumer Division revenues increased 8.8% from $100.8 million in the first nine months of 2002 to $109.7 million in the first nine months of 2003. Consumer Division revenues increased in the first nine months of 2003 due to a 18% increase in Consumer Division unit volume, partially offset a 8% decline in Consumer Division average sales price. Consumer Division unit volume grew primarily due to a significant increase in the sale of Flash memory products in the retail and direct marketer channels. Our OEM Division revenues increased 11.3% from $30.0 million in the first nine months of 2002 to $33.4 million in the first nine months of 2003. The increase in OEM Division revenue was due to a 2% increase in OEM Division unit volume and a 10% increase in OEM Division average sales price in the first nine months of 2003. We believe our stronger than expected results in the third quarter of 2003, recent increases in DRAM and Flash demand along with the recent stabilization and increase of component prices may indicate a turnaround for our sector. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained.

Gross Profit. Our gross profit was $24.5 million in the first nine months of 2003, compared to $24.2 million in the same period in 2002. Gross profit as a percentage of revenues was 17.1% in the first nine months of 2003, compared to 18.5% in the same period in 2002. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 15.4% in the first nine months of 2003, compared to 15.4% in the first nine months of 2002. Gross profit for our Consumer Division as a percentage of Consumer Division revenues for the first nine months of 2003 and 2002 was relatively flat. Gross profit for our OEM Division as a percentage of OEM Division revenues was 22.6% in the first nine months of 2003, compared to 29.0% in the first nine months of 2002. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product mix.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $14.9 million in the first nine months of 2003, compared to $13.1 million in the same period in 2002. Sales and marketing expenses as a percentage of revenues were 10.4% in the first nine months of 2003, compared to 10.0% in the same period in 2002. Sales and marketing expenses increased primarily due to increased sales commissions and marketing programs resulting from expanded revenues in the first nine months of 2003 compared to the first nine months of 2002.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.6 million in the first nine months of 2003, compared to $8.0 million in the same period in 2002. General and administrative expenses as a percentage of revenues were 5.3% in the first nine months of 2003 and 6.1% in the first nine months of 2002. General and administrative expenses in the first nine months of 2003 and 2002 were relatively flat.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $6.5 million in the first nine months of 2003, compared to $6.4 million in the same period in 2002. Research and development expenses as a percentage of revenues were 4.5% in the first nine months of 2003, compared to 4.9% in the same period in 2002. Research and development expenses were relatively flat in the first nine months of 2003 and 2002.

Non-recurring In-process Research and Development. We did not have non-recurring in-process research and development expenses in the first nine months of 2003. Non-recurring in-process research and development expenses were $1.4 million in the first nine months of 2002 and related to our acquisition of the assets of Irvine Networks (Xiran Division) in January 2002.

Interest Income, Net. Interest income, net was $376,000 in the first nine months of 2003 and $594,000 in the first nine months of 2002. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. Interest income was $376,000 in the first nine months of 2003 and $666,000 in the first nine months of 2002. This decrease in interest income resulted from lower interest rates and a reduced average cash balance in the first nine months of 2003 compared to the first nine months of 2002. Interest expense is comprised of interest related to equipment financing. Interest expense was $0 in the first nine months of 2003 and $72,000 in the first nine months of 2002.

Benefit for Income Taxes. Benefit for income taxes was $1.9 million in the first nine months of 2003, compared to $2.7 million in the first nine months of 2002. As a percentage of income before benefit for income taxes, benefit for income taxes was 46.7% and 65.0% in the first nine months of 2003 and 2002, respectively. As a percentage of income before benefit for income taxes, benefit for income taxes for the first nine months of 2002 was abnormally high due to a non-recurring research and development income tax benefit of approximately $800,000 and a non-recurring enterprise zone hiring credit of approximately $190,000 during the period. We expect quarterly research and development and enterprise zone hiring tax credits to be approximately $100,000 to $125,000 for the foreseeable future.

Net Loss. Net loss was $2.2 million and $1.5 million in the first nine months of 2003 and 2002, respectively.

Liquidity and Capital Resources

As of September 30, 2003, we had working capital of $59.2 million, including $27.7 million of cash and cash equivalents and $10.0 million in marketable securities, compared to working capital of $60.4 million, including $34.0 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2002. Current assets were 3.1 times current liabilities at September 30, 2003, compared to 3.9 times current liabilities at December 31, 2002. We received an aggregate of $56.7 million in gross proceeds from the closing of our public offering on October 29, 2003 and the closing of the underwriter’s over-allotment exercised on November 4, 2003 in exchange for an aggregate of 8,100,000 shares of common stock.

Net cash used in operating activities was $5.7 million for the first nine months of 2003 and resulted primarily from $2.2 million in net loss, a $8.6 million increase in inventory, a $5.0 million increase in accounts receivable, net of allowances, and a $1.8 million increase in deferred income taxes, partially offset by a $8.6 million increase in accounts payable and $3.0 million in non-cash depreciation and amortization. Accounts receivable, net of allowances, and inventory increased as a result of increased revenues towards the end of the nine months ended September 30, 2003 compared to the end of the nine months ended September 30, 2003.

Net cash used in investing activities was $1.1 million for the first nine months of 2003, attributable to $1.3 million in purchases of furniture, fixtures and equipment, partially offset by $186,000 in proceeds from the sale of furniture, fixtures and equipment. We expect to spend approximately $3.0 to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash provided by financing activities was $470,000 for the first nine months of 2003 and resulted from the receipt of $583,000 in proceeds from the issuance of common stock related to stock option exercises and purchases of stock by employees through the employee stock purchase plan, partially offset by payments of $113,000 related to equipment capital lease obligations.

In prior years, we entered into several capital leases to finance manufacturing and testing equipment. Our obligations under capital leases were paid down to zero as of September 30, 2003 and had a balance of $113,000 at December 31, 2002, with interest rates ranging from 8.1% to 9.6% per annum.

We believe that our current assets, including cash and cash equivalents, expected cash flow from operations and proceeds received from our public offering received on October 29, 2003, will be sufficient to fund our operations for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by borrowing money or selling more stock to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ response to our products; and

•	our relationships with suppliers and customers.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the third quarters or first nine months of 2003 and 2002.

Recently Issued Accounting Standards:

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“Interpretation”). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and non-performance guarantees. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its financial statements. Specifically, we are subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing, which is disclosed in Note 5. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement has not had a significant impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or that is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after February 1, 2003. For entities created on or prior to February 1, 2003, the consolidation requirements apply in the first fiscal year or interim period ending after December 15, 2003. For variable interest entities created prior to February 1, 2003, we are currently evaluating the impact of the adoption of FIN 46 for these entities, and thus are not able to disclose the impact on our consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred the provisions of FAS 150 until further notice. The provisions of SFAS 150 adopted thus far did not have a material effect on our consolidated financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on our consolidated financial statements.

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

• Reserves for inventory excess, obsolescence and lower of market values compared to costs —We generally purchase raw materials in quantities that we anticipate will be fully-used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of our inventory to its net realizable value.

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

• Product returns—We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

• Sales and marketing incentives—Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09. Consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive the benefit; and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our customers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

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

We expect our quarterly operating results to fluctuate in future periods, which could cause our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	The effects of litigation;

•	Changes in our product and revenue mix;

•	Seasonal purchasing patterns for our products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with acquisitions;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead; and

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives.

Due to the above and other factors, quarterly revenues and results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline. In addition, the trading price of our common stock may fluctuate or decline regardless of our operating performance.

Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term DRAM IC device supply contracts and only have a limited supply contract with Renesas, formerly Hitachi Semiconductor, for Flash IC devices. While some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices, our contract with Renesas provides no assurance that Renesas can or will agree to supply the quantities of Flash IC devices we may need to meet our production goals. Accordingly, we periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas, Matsushita and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Micron Technology and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Renesas or Samsung are disrupted or terminated, our ability to manufacture and sell our Flash products would be harmed and our Flash business would be adversely affected.

Moreover, from time to time, our industry experiences shortages in Flash and DRAM IC devices which have required some vendors to place their customers, ourselves included, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. The market for Flash IC devices is currently undergoing a period of limited supply, and we cannot predict if this condition will continue or worsen and, if it does, for how long. During this period of limited supply we have had to refuse to accept some orders from our customers for some of our products. If we are unable to obtain sufficient Flash IC devices and other components to meet our customers’ requirements, they may reduce future orders or eliminate us as a supplier and our revenues may decline. Additionally, our reputation could be harmed, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

Declines in our average sales prices may result in declines in our revenues and gross profit.

Our average sales prices may decline due to several factors. During the majority of 2001 and 2002, and the first four months of 2003, overcapacity in the DRAM memory component market resulted in significant declines in component prices, which negatively impacted our average sales prices, revenues and gross profit. Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our financial results. During periods of overcapacity, our revenues and gross profit will decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices would also enable OEMs to pre-install higher capacity base memory into new systems at existing price points, and thereby reduce the demand for our aftermarket memory products.

In addition, the continued transition to smaller design geometries and the use of 300 millimeter wafers by existing memory manufacturers could lead to a significant increase in the worldwide supply of DRAM and Flash components. Increases in the worldwide supply of DRAM and Flash components could also result from manufacturing capacity expansions. If not offset by increases in demand, these increases would likely lead to further declines in the average sales prices of our products and have a material adverse effect on our business and operating results. Furthermore, even if supply remains constant, if demand were to decrease, it would harm our average sales prices.

We may make acquisitions that are dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations.

We intend to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. In addition, we may fund all or a portion of the purchase price of a future acquisition with the proceeds from our public offering which closed on October 29, 2003.

Furthermore, acquisitions may require material infrequent charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations.

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisitions we may undertake.

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Any potential future acquisitions also involve numerous risks, including, among others:

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

We completed the acquisition of the assets of Irvine Networks, LLC, renamed our Xiran Division, in January 2002. There can be no assurance that the product development efforts completed thus far by our Xiran Division will result in future profitability of the Xiran Division. In addition, the success of the Xiran Division will depend in significant part upon the ability to develop, introduce and sell its products on a timely and cost-effective basis, and to respond to changing customer requirements.

Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of a potential future acquisition increases. In addition, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.

We are subject to the cyclical nature of the semiconductor industry and any future downturn could continue to adversely affect our business.

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. Since 2001, a downturn in the semiconductor industry has negatively impacted our average sales prices, revenues and earnings. These negative conditions continued through the first quarter of 2003, but began to improve in the second and third quarters of 2003 as demand for Flash and DRAM products increased and component prices stabilized. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained. Any future downturns could have a material adverse effect on our business and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 50.0% of our total revenues in the first nine months of 2003 and 55.5% of our total revenues in the full year 2002.

Our ten largest Consumer Division customers accounted for an aggregate of 59.3% of our Consumer Division revenues, or 45.4% of our total revenues, in the first nine months of 2003 and 60.1% of our Consumer Division revenues, or 46.0% of our total revenues, in the full year 2002. Our largest Consumer Division customer in the first nine months of 2003 and in the full year 2002, CDW Computer Centers, accounted for 26.4% of our Consumer Division revenues, or 20.2% of our total revenues, for the first nine months of 2003 and 27.6% of our Consumer Division revenues, or 21.1% of our total revenues, in the full year 2002. No other Consumer Division customer accounted for more than 10.0% of our total revenues in the first nine months of 2003 or in the full year 2002.

Our ten largest OEM Division customers accounted for an aggregate of 63.7% of our OEM Division revenues, or 14.9% of our total revenues, in the first nine months of 2003 and 78.4% of our OEM Division revenues, or 18.4% of our total revenues, in the full year 2002. No single OEM Division customer accounted for more than 10.0% of our total revenues in the first nine months of 2003 or in the full year 2002.

Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers, could harm our business, financial condition and results of operations.

Three of our beneficial shareholders have substantial influence over our operations and could control all matters requiring shareholder approval.

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 78.5% of our outstanding common stock at September 30, 2003. After our follow-on public offering which closed on October 29, 2003 and after the exercise of the underwriters’ over-allotment, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, together with their affiliates, beneficially own 57.5% of our outstanding common stock. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, and such claims could result in litigation. Such litigation, whether as plaintiff or defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

We are currently a party to five lawsuits regarding intellectual property as further described under “Part II, Other Information, Item 1. Legal Proceedings.” Because litigation is inherently uncertain, we cannot predict the outcome of these lawsuits. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages. Our insurance does not cover intellectual property infringement.

Our intellectual property may not be adequately protected, which could harm our competitive position.

Our intellectual property is critical to our success. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

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

In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. We have on at least one occasion applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks.

We may not be able to maintain or improve our competitive position because of the intense competition in the memory industry.

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors in the third-party memory module industry include: Crucial Memory, a division of Micron Technology, DPAC Technologies, Kingston Technology, Lexar Media, M-Systems, PNY Technologies, SanDisk, and SMART Modular, a division of Solectron. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Micron Semiconductor Electronics and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our technology or products obsolete or uncompetitive.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner.

The memory, high-performance computing, networking and communications, consumer electronics and OEM markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance. Accordingly, there can be no assurance that our future product development efforts, including the recent development by our Xiran Division of board-level solutions for servers designed to improve the efficiency and speed of data transport across a networking system, will result in future profitability or market acceptance. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations.

We may also seek to develop products with new standards for our industry. It will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful.

The Flash-based storage market is constantly evolving, and we may not have rights to manufacture and sell certain types of products utilizing emerging new Flash formats, or we may be required to pay a royalty to sell products utilizing these formats.

The Flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, may transition to emerging Flash memory formats, such the xD Picture Card format, which we do not currently manufacture and do not have rights to manufacture. This will likely result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash, Secure Digital, SmartMedia, Memory Stick and MultiMedia cards. If we decide to manufacture Flash products utilizing emerging formats, such as the xD Picture Card, we will be required to secure licensing arrangements to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply all Flash card formats at competitive prices or if we were to have product shortages, our revenues could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

Order cancellations, product returns, inventory write-downs, price protection and rebates could adversely affect our results of operations.

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through consumer channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $235,000, $304,000 and $759,000 in the first nine months of 2003, and in the full years 2002 and 2001, respectively. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $1.1 million, $1.3 million and $1.8 million in the first nine months of 2003, and in the full years 2002 and 2001, respectively. We also offer rebate programs through some of our Consumer Division customers to end-users. We recorded rebate charges of $803,000, $1.1 million and $839,000 in the first nine months of 2003, and in the full years 2002 and 2001, respectively.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2003, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $677,000, $876,000 and $1.1 million in the first nine months of 2003, and in the full years 2002 and 2001, respectively.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 21.2%, 14.8% and 16.0% of our revenues in the first nine months of 2003, and in the full years 2002 and 2001, respectively. Except for Europe, which accounted for 10.4% of our revenues for the first nine months of 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in the first nine months of 2003, and full years 2002 or 2001. For the first nine months of 2003, and in the full years 2002 and 2001, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

We purchase a majority of the IC devices used in our products from local distributors of foreign suppliers. Although our purchases of IC devices are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC devices.

Our international sales are subject to other risks, including regulatory risks, tariffs and other trade barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country.

We have experienced quarterly and annual losses in the past and may continue to experience losses in the future.

Although we have been profitable for most of our history, we have experienced losses on a quarterly and annual basis in the past. For the first nine months of 2003 and the full year 2002, we incurred net losses of $2.2 million, $864,000 and $1.3 million, respectively. We have expended, and will continue to be required to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. We cannot assure you that we will be profitable on a quarterly or annual basis in the future.

Disruption of our operations in our Santa Ana, California, manufacturing facility would substantially harm our business.

All of our manufacturing operations are located in our facility in Santa Ana, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

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

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labors Standards Act, the WARN Act and other regulations related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. In addition from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain of these instances the former employee has brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

At September 30, 2003, our cash and cash equivalents were $27.6 million. At September 30, 2003, our cash and cash equivalents included $22.6 million invested in money market and other interest bearing accounts and $5.0 million invested in securities, which represents investments in corporate bonds, auction rate securities and commercial paper with maturities of less than three months. At September 30, 2003, our investments in securities with maturities of less than three months had a weighted-average time to maturity of 19.8 days. Gross unrealized gains and losses on available-for-sale marketable securities have historically not been material.

At September 30, 2003, our investment in marketable securities was $10.0 million. The marketable securities consist primarily of $100,000 certificates of deposit with an original maturity of one year at 100 different financial institutions. At September 30, 2003, these marketable securities had a weighted-average time to maturity of approximately 170 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $276,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, we filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. That patent was reissued on October 17, 2000 as U.S. Patent No. Re. 36,916. DPAC counterclaimed for infringement of its U.S. Patent No. 4,956,694. On March 29, 2001, the district court entered final judgment finding DPAC did not infringe our patent and that we did not infringe DPAC’s patent. The appeals court affirmed the final judgment as to our patent on March 7, 2002. DPAC did not appeal the ruling on its patent in our favor, and that ruling is now final. On June 3, 2002, we filed a petition for certiorari with the U.S. Supreme Court. On October 7, 2002, the petition to the U.S. Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals. DPAC filed a motion for summary affirmance with the Circuit Court of Appeals. The Court of Appeals denied the motion and remanded the matter back to district Court to reconsider the case in light of a recent decision by the U.S. Supreme Court. On September 15, 2003, the district court re-entered judgment that DPAC does not infringe our patent.

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001, against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time.

Lexar Media, Inc.—Unfair Trade Practice and Patent Infringement

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

On July 21, 2003, Lexar filed a motion for summary judgment seeking dismissal of our amended complaint and a Rule 11 motion requesting sanctions against us for filing the amended complaint. On August 11, 2003, the Court ruled on Lexar’s motion for summary judgment on our underlying causes of action. According to the Court’s ruling, there was not clear and convincing evidence that Lexar’s actions were conducted in bad faith. As a result, the Court granted Lexar’s motion for summary judgment, but denied Lexar’s Rule 11 motion.

On March 20, 2003, Lexar Media filed a counter claim against us alleging that the Memory Stick products sold by us violate Lexar Media’s U.S. patent No. 5,479,638. Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages. We purchase our Memory Stick products from I-O Data. Under the terms of the distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold us harmless from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-

party patents, trademarks or other proprietary rights. After initially agreeing to indemnify us and assume our defense, I-O Data has failed to assume our defense. As a result, we filed an answer to Lexar Media’s counter claim and filed a Third-Party Complaint against I-O Data asking for indemnification. This lawsuit is still in the discovery stage and the court has set a trial for April 2004. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time.

Staktek Corporation—Patent Infringement

On July 30, 2003, we filed a lawsuit against Staktek Corporation in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. Re. 36,916. We are seeking monetary damages in an amount to be stated later, an injunction against further infringement of our patent, attorneys’ fees and trebled damages. Staktek has answered the complaint denying infringement and alleging that the patent is invalid. No court dates have been set.

On October 10, 2003, Staktek Group, L.P., a subsidiary of Staktek Corporation, filed a lawsuit against us in the United States District Court for the Western District of Texas alleging that our IC Tower stacking products infringe Staktek’s U.S. Patents Nos. 6,025,642 and 6,049,123. Before we answered the original complaint, Staktek amended the complaint to include allegations that the IC Tower stacking products also infringe additional Staktek patents (U.S. Patent Nos. 6,168,670 and 5,420,751) and dropped from the lawsuit one of the two patents included in the original complaint (U.S. Patent No. 6,049,123). Staktek is seeking a permanent injunction against further infringement of the asserted patents, monetary damages in an amount to be stated later, interest on damages, costs and attorneys’ fees and trebled damages. No court dates have been set. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time.

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

(b) Reports on Form 8-K.

(i) A Current Report on Form 8-K was furnished by SimpleTech with the Securities and Exchange Commission on July 29, 2003, to report under Item 12 the press release issued to the public on July 29, 2003 reporting the results of the second quarter ended June 30, 2003. In accordance with General Instruction B.6 of Form 8-K, the information in the Form 8-K and the exhibit attached thereto was not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC., a California corporation

Date: November 13, 2003	/s/ MANOUCH MOSHAYEDI

Manouch Moshayedi Chief Executive Officer and Chairman of the Board of Directors

Date: November 13, 2003	/s/ DAN MOSES

Dan Moses Chief Financial Officer (Principal Financial and Accounting Officer) and Director

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.