Form 10-K
period 2003-12-31
SIMPLETECH INC
filed 2004-03-31
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s Telephone Number, Including Area Code: (949) 476-1180

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $33,045,584 (based upon the last closing price for shares of the registrant’s common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2004, there were approximately 47,867,654 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SIMPLETECH, INC.

FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 14 of this Report. All forward-looking statements attributable to SimpleTech are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1.	BUSINESS

Overview

SimpleTech designs, manufactures and markets custom and open-standard memory solutions based on Flash memory and dynamic random access memory, or DRAM, technologies. We offer a comprehensive line of more than 2,500 products and specialize in developing high-density memory modules, memory cards and storage drives. One way that we distinguish ourselves in the marketplace is by offering both Flash and DRAM-based solutions used by consumers and original equipment manufacturers, or OEMs. We believe this allows us to service a diverse customer base with multiple memory formats thereby enabling our customers to purchase all of their memory requirements from one supplier.

The growth in demand for consumer electronic devices such as digital cameras, MP3 digital audio players, personal digital assistants, or PDAs, digital camcorders and smart phones, as well as the increased memory requirements of these devices, has helped fuel the increased use of non-volatile data storage Flash memory, or NAND Flash. NAND Flash is the preferred technology for these applications because it is lightweight, durable, rugged, compact and retains data without power. Our Flash cards store digital content such as pictures, digital music, video clips and files in a small form factor with large storage capacity and low power consumption. We offer our Flash cards in all major media formats, including CompactFlash, Secure Digital and MultiMedia cards. In addition to the demand in consumer markets, our Flash business is also expanding as a result of the growing number of OEM applications in which Flash drives are replacing rotating disk drives due to improved performance, reliability and size. These OEM applications include military subsystems, in-flight information systems, casino gaming systems, embedded controls for industrial automation and medical equipment. According to Gartner Dataquest, in a report dated September 2003, NAND Flash industry revenues are expected to grow from $2.4 billion in 2002 to $7.3 billion in 2007. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to $80.2 million for the year ended December 31, 2003.

Our DRAM products target primarily high-performance computing applications, including switches, routers, high-end servers, workstations, desktops and notebooks. As the applications that we serve expand and as the complexity of these applications increases, the need for the customization of our products in these applications also increases. We have developed proprietary technologies to address the increased need for customized solutions. For example, our patented IC Tower® stacking technology allows multiple memory chips to be stacked together to increase the capacity of a memory module without expanding its footprint. This technique increases memory board density significantly over conventional techniques and is particularly well-suited for applications where high memory capacity, cost and space are critical. We have recently experienced growing demand for our IC Tower stacking products driven by our increased penetration of the server market. We believe this technology allows our customers to design memory-intensive systems on a differentiated and more price competitive basis. We also believe the growth of the DRAM market will be driven primarily by the next PC upgrade cycle, the demand for increased memory content per PC and a resumption of IT spending. According to Gartner Dataquest, in a report dated September 2003, the DRAM industry is expected to grow from $15.5 billion in 2002 to $25.3 billion in 2007.

We offer memory solutions through our Consumer and OEM Divisions. Our Consumer Division sells open-standard memory storage products such as Flash cards, DRAM modules, USB mini drives and hard disk drives which are used primarily as upgrades in consumer electronic devices and computing systems. We believe our comprehensive line of products allows our customers to efficiently manage their inventory purchases and therefore reduce their costs by consolidating their purchases of memory and storage products into a single vendor. Our OEM Division sells primarily customized memory solutions for newly-manufactured systems, with most sales based on a cooperative design effort between our design engineers and our OEM customers. We believe the ability of these equipment manufacturers to shorten product development cycles and accelerate time-to-market is critical to their success. In response to this trend, we believe equipment manufacturers are increasingly outsourcing the design, development and manufacturing of memory products to third-party memory providers, such as SimpleTech. We believe our design, manufacturing, testing and logistics expertise, along with our proprietary technologies, enable us to respond quickly to our customers’ rapidly changing product and service requirements as well as meet their time-to-market schedules.

Industry Background

The memory market can be divided into several types of IC devices that are designed to perform specific functions within computer and other electronic devices or systems. Two of the major types of memory products are Flash and DRAM. Flash is considered a non-volatile memory since it is able to retain data without a power source. Since DRAM requires a constant power supply to retain data, it is considered volatile memory. DRAM has historically dominated the memory industry in terms of market size and scale of production and continues to be one of the highest volume semiconductors manufactured today. In recent years, the memory market has expanded to include Flash due to the proliferation of consumer electronic devices designed to allow increasing user mobility. The growth in shipments of these consumer electronic devices and their unique and expanding storage requirements have led to the increased demand for Flash memory products.

The Flash memory industry is divided into two primary segments: data storage, or NAND, and code storage, or NOR. Data storage Flash products are commonly used for storing large volumes of data in small form factor and in environments characterized by high levels of shock, vibration or temperature fluctuation. In contrast, code storage Flash products are typically used in less memory-intensive applications. Substantially all of our Flash product revenues are derived from the sale of data storage Flash products. Data storage Flash products are primarily used to store digital content such as pictures, digital music, video clips and files in consumer electronic devices such as digital cameras, MP3 digital audio players, PDAs, digital camcorders and smart phones. The demand for these consumer electronic devices has grown rapidly. In addition, these consumer electronic devices have become smaller in size while requiring increasing amounts of memory which is driving the demand for high-density, small form factor Flash memory solutions. Flash memory is noiseless, considerably lighter, more rugged and consumes substantially less power than a rotating disk drive. These characteristics also make Flash drives a better storage alternative than rotating disk drives in extreme environments such as those often found in the military, aerospace and communication applications.

The DRAM industry growth is driven by unit growth in the markets for PCs, high-performance workstations, servers, switches, routers and the Internet infrastructure. In addition, DRAM growth is fueled by an increasing amount of memory content used in these systems. We also anticipate that the expected PC replacement cycle and resumption of IT spending will continue to drive the demand for DRAM memory.

The Flash and DRAM memory supply chain consists of numerous participants including semiconductor manufacturers, third-party module and card manufacturers and a variety of distributors and mass market retailers who sell to end-users. Major memory semiconductor manufacturers have focused primarily on large volume opportunities, producing open-standard modules and cards as base-level memory for the leading OEMs of desktops and notebooks, digital cameras, cell phones and other mass markets. In contrast to serving the base-level memory needs of these OEMs, third-party module and card manufacturers, such as SimpleTech, provide open-standard upgrades used by consumers. In addition, we believe the increasing complexity of computing systems as well as the demands placed on them has caused OEMs to rely increasingly on third-party design and manufacturing of custom memory products in which open-standard modules and cards are not adequate.

The SimpleTech Solution

SimpleTech designs, manufactures and markets a comprehensive line of memory and storage products used in consumer electronics, high-performance computing, defense and aerospace systems, networking and communications and other OEM applications. We believe our comprehensive line of products allows our customers to efficiently manage their supply chains by consolidating their memory and storage product purchases.

Product Features

•	High degree of customization. Products sold to our OEM Division customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•	High density. Our patented IC Tower stacking technology allows us to design and manufacture Flash cards and DRAM memory modules in which multiple memory chips are stacked together to increase the capacities of memory modules without increasing the product footprint. In some cases, our IC Tower stacking memory technology allows us to create a high capacity solution that is otherwise not currently available in the market using standard modules, and in other cases it allows us to provide the same capacity as a standard module at a lower price point.

•	Compact size. We are able to manufacture high-density Flash and DRAM memory products with some of the smallest footprints on the market. As component chips increase in capacity, we are able to increase density in the same footprint.

•	High performance and reliability. Our memory products are built utilizing sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our memory products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations typically associated with mobile computing and OEM applications.

•	Low power consumption. During read and write operations, Flash memory products typically use less power than rotating disk drives. At all other times during system operation, Flash memory products require no power. This low power consumption translates into longer battery life for many mobile computing and consumer electronic devices.

Consumer Division

Our Consumer Division sells open-standard memory storage products such as Flash cards, DRAM modules, USB mini drives and hard disk drives used as upgrades in or enhancements to consumer electronics and computing systems. Our Consumer Division customers sell our products through the following channels: value added reseller, or VAR, mail order, distributor, and mass market retailer. We believe we are able to strengthen our relationships with these Consumer Division customers and develop the SimpleTech brand name through various marketing programs, such as volume purchase rebates, joint marketing, account manager incentives and lead generation. We also provide ongoing customer support, including on-line pricing and navigation tools, toll-free technical support and account manager training programs.

OEM Division

Our OEM Division sells primarily customized memory solutions for newly-manufactured systems, with most sales based on a cooperative design effort between our design engineers and our OEM customers. We offer our OEM Division customers a comprehensive technology solution from concept to design to the creation of prototypes through volume production and testing. We believe our quick-turn design capabilities and automated manufacturing and test processes allow our OEM Division customers to quickly and cost-effectively bring products to market. In addition, our capabilities allow our OEM Division customers to focus their resources on activities and technologies in which they add the greatest value, such as system design, sales, marketing and distribution. We believe our technical capabilities and manufacturing strengths allow our OEM Division customers to cost-effectively design and implement advanced memory chip technology in high-volume product applications.

Xiran Division

In January 2002, we acquired the assets of Irvine Networks, LLC, including its intellectual property portfolio, and formed our Xiran Division. Xiran develops advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. The Xiran Division completed testing of its prototype units, successfully demonstrated product performance at several industry tradeshows and shipped evaluation units to potential customers during the third quarter of 2003 and recorded nominal revenues in the fourth quarter of 2003. There can be no assurance the efforts thus far will result in future profitability of the Xiran Division. In addition, the success of the Xiran Division will depend in significant part upon the ability to develop, introduce and sell its products on a timely and cost-effective basis, and to respond to changing customer requirements.

Products

We offer a comprehensive line of more than 2,500 memory and storage products using our proprietary design and manufacturing technologies. Substantially all of our Flash and DRAM memory products comply with industry standards and are based on a variety of industry architectures. Sales of memory products accounted for substantially all of our total revenues in 2003 and 2002. The balance is composed of other product revenue such as hard disk drives.

Flash Products

Our Flash products are commonly used as portable digital media in consumer applications, including electronic devices such as digital cameras, mobile phones, MP3 digital audio players and PDAs, and as rugged replacements for hard disk drives in industrial applications, such as military systems and network infrastructure equipment. Our Flash products are compatible with the majority of today’s industry standards.

We offer a broad line of Flash products in various form factors and capacities, including:

CompactFlash memory cards. CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash’s small size, durability, low power consumption and ability to operate at either 3.3 volts or 5.0 volts make it well-suited for a range of current and next-generation, small size consumer applications such as audio recorders, digital cameras, MP3 digital audio players and PDAs. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter.

Secure Digital and MultiMediaCard Flash memory cards. Secure Digital and MultiMediaCard Flash memory cards are used in data storage applications and are about the size of a postage stamp. Their slim, compact design makes them an ideal removable storage solution for designs including mobile phones, audio players, digital cameras, and PDAs.

USB Flash drives. Our USB Flash drive portfolio consists of the embedded Bonzai Xpress and the upgradeable Bonzai. The Bonzai Xpress comes in a broad range of fixed capacities of up to 1 gigabyte (GB). In contrast, the Bonzai offers unlimited capacity through use of our Secure Digital or MultiMediaCard flash memory cards, which can be removed from the Flash drive enabling the use of multiple Flash memory cards on the same Bonzai, upgrade of the Bonzai to higher storage capacities and the use of a single Flash memory card among multiple devices. Our USB Flash drives are primarily replacements for floppy disk drives, with performance differentiators being ease of use, longer rewrite life, and scalability. The presence of USB ports on most desktops and laptops makes portable, pocket-sized USB Flash drives a convenient device to store, transfer and carry personal files.

ATA Flash PC cards. Our ATA Flash PC Cards are used in storage, data backup and data logging applications. Our products are available in the industry standard PC Card Type II form factor.

Solid-state Flash drives. Our solid-state Flash drives are available in a 2.5-inch hard disk form factor and are targeted at applications that require embedded data storage devices. They offer reliable, rugged, and low-power data storage and are drop-in replacements for rotating hard drives. Our solid-state Flash drives are ideal solutions for industrialized servers, desktop PCs and notebook PCs; military and aerospace systems; telecommunication devices; and other mission-critical applications that store data under adverse environmental conditions.

Flash disk modules. Our Flash disk module products target embedded systems where device footprint is a critical parameter. There is no electrical circuitry or software interface change required when replacing a standard hard drive with a Flash disk module. The main benefit of Flash disk modules is that they are easier to incorporate into designs because they are less than one-quarter the size of a 2.5-inch hard drive and they plug directly into the motherboard, thereby eliminating the need for cables. Specifically, the product line is available in a 44-pin configuration, which addresses similar functionality to a 2.5-inch hard disk drive, and a 40-pin configuration, which addresses similar functionality to a 3.5-inch hard disk drive.

The following table describes certain of our Flash modules as of March 1, 2004:

Data Storage Flash Product Family	Density	Form Factor
CompactFlash	32 – 512MB 1GB	Type I (36.4mm x 42.8mm x 3.3mm) Type II (43mm x 36 mm x 5mm)
Secure Digital	32 – 512MB	9-pin
MultiMediaCard	16 – 128MB	7-pin
Bonzai Xpress	128MB – 1GB	USB Flash drive
Bonzai	16 – 512MB	Removable USB mini drive
ATA Flash PC Cards	32MB – 3.6GB	Type II (54.0mm x 85.6mm x 5.0mm)
Solid-State Flash Drives	32MB – 16GB	2.5 inch and 3.5 inch
Flash Disk Modules – 40-pin	32 – 512MB	40-pin vertical & horizontal
Flash Disk Modules – 44-pin	32MB – 1GB	44-pin horizontal

Stacking DRAM and Flash Products

DRAM modules and Flash card products. We offer custom and application-specific stacked DRAM modules including a wide range of dual in-line memory modules (DIMMs) and small outline (SO) DIMMs. Our stacking DRAM products are used primarily in high-performance PCs, high-performance servers, workstations, switches and routers, and other custom systems. Our stacked DRAM modules are available in various module form factors and capacities of up to 4GBs. We offer many of these modules utilizing different DRAM architectures such as double data rate (DDR and DDR II), synchronous DRAM (SDRAM), and legacy architectures, such as extended data out (EDO) and fast page mode (FPM). Our stacking Flash products are used primarily in high-end consumer digital applications, such as professional digital cameras and camcorders. We utilize IC Tower stacking technology in our Type II CompactFlash memory cards, enabling us to continuously provide high capacity CompactFlash memory cards.

The following tables describes certain of our stacking DRAM and Flash card products as of March 1, 2004:

Stacked DRAM Product Family	Density	Architecture	Speed (MHz)
168-pin and 184-pin Registered DIMM	512MB – 4GB	DDR, SDRAM	66 – 133
168-pin and 184-pin DIMM	512MB – 2GB	DDR, SDRAM	66 – 133
200-pin Registered DIMM	128MB – 2GB	SDRAM	66 – 133
144-pin and 200-pin SO DIMM	128MB – GB	DDR, SDRAM	66 – 133

Stacked Flash Card Product Family	Density	Form Factor
CompactFlash	1GB	Type II (36.4mm × 42.8mm × 5.0mm)

IC Tower stacked components. Our patented IC Tower stacking technology is a high-density memory packaging technique that uses standard DRAM IC devices to create high-capacity components. We offer a wide selection of stacked components to be used on memory modules and on our customers’ specific applications. This technology is used in complex, high-capacity module designs and systems. It provides a cost effective solution for our customers by offering chip densities that are less expensive than non-stacked components on a per megabit (Mb) basis.

The following table describes certain of our IC Tower stacking components as of March 1, 2004:

IC Tower Stacked Component Product Family	Density	(Architecture) Packaging	Speed (MHz)
DDR	128Mb – 1Gb	2 High (32 – 256MB)	200 – 266
SDRAM	128Mb – 1Gb	2 High (32 – 256MB)	66 – 133
EDO/FPM	128Mb	2 High (16MB)	10 – 33

DRAM Products

We offer a full range of DRAM products, including single in-line memory modules (SIMMs), DIMMs and SO DIMMs. Our DRAM products are used primarily in higher performance computing, communications, and industrial applications. Our standard DRAM products are available in various memory module form factors and densities of up to 4GBs. We also offer many of these products utilizing different DRAM architectures such as DDR, DDR II, SDRAM, RDRAM, and legacy products such as EDO and FPM.

The following table describes certain of our non-stacking DRAM products as of March 1, 2004:

DRAM Product Family	Density	Architecture	Speed (MHz)
184-pin DIMM	64MB – 4GB	DDR	100 – 400
200-pin SO DIMM	64MB – 1GB	DDR	100 – 400
Rambus DIMM	64 – 512MB	RDRAM	600 – 1066
168-pin and 184-pin Registered DIMM	64MB – 4GB	DDR, SDRAM	66 – 333
168-pin DIMM	16 – 256MB	EDO, FPM	100 – 133
144-pin SO DIMM	16MB – 1GB	SDRAM, EDO, FPM	100 – 133
100-pin DIMM	16 – 64MB	SDRAM, EDO, FPM	100 – 133
72-pin SO DIMM	16 – 64MB	EDO, FPM	50 ns
72-pin SIMM	16 – 128MB	EDO, FPM	60 ns

Other Products

External hard disk drives. We offer the SimpleDrive line of storage devices for data storage and back-up. Our SimpleDrive Desktop product line provides high-density, high-speed, cost-effective storage in 120GB to

400GB capacities. Our SimpleDrive Portable product line offers similar features in a smaller form factor in capacities ranging from 20GB to 80GB.

Hard drive upgrade kits and external hard drives. We offer hard drive upgrade kits for most major brands of notebook PCs. Our products range in capacity from 20GB to 80GB. The primary use of these products is to enhance the storage capacity of notebook PCs. We also offer USB and PC card data transfer/backup kits for desktop and notebook PCs.

Add-in PCI cards. From our Xiran Division, we offer a series of accelerator cards designed for content delivery and networked storage applications. These all in one add-in PCI cards offer multi-functional utility as they incorporate Gigabit Ethernet Network Interface cards (GbE NIC), a Storage Interface Host Bus Adaptor, and a TCP/IP and iSCSI accelerator with on-board memory for buffering. These cards are designed to offload all network protocol processing and network applications from the main processor to improve overall system efficiency.

Research and Development

Our research and development efforts are focused on developing reliable, high-performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consists of 70 persons as of December 31, 2003, works closely with our OEM Division customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our OEM Division customers’ custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our design library. Our design library consists of over 1,000 designs that are available for a wide variety of custom and open-standard product configurations.

We focus primarily on new high-speed memory modules, improvements in manufacturing processes and technologies, and improvements in test routines and related software. We plan to continue to direct our research and development efforts toward the design of new memory products which address the requirements of our Consumer and OEM Division customers. Our IC Tower stacking technology is a critical component of our research and development effort as it allows us to design solutions that are continually migrating to higher densities for our customers. Our IC Tower stacking technology enables us to produce high-density Flash and DRAM products by manufacturing products in a three-dimensional form. These products offer higher-density capacities in the same footprint as the traditional two-dimensional designs. We stack unmodified memory devices to produce higher-density and smaller form factor Flash cards and DRAM modules. We believe this capacity enables us to shorten our customers’ design cycles for high-density products to lead times normally associated with non-stacked memory solutions. In response to the growth in Flash-based applications, we are focusing on new Flash solutions that provide improved storage capacities, higher-speed read and write capabilities, smaller sizes and new interfaces.

In January 2002, we acquired the assets of Irvine Networks, LLC, including its intellectual property portfolio, and formed our Xiran Division. By retaining Irvine Networks’ engineering staff, we have added significant expertise in content delivery and storage system design. During the first quarter of 2003, the Xiran Division was granted a patent for an advanced solution designed to accelerate high-bandwidth content delivery by servers.

Design, Manufacturing and Test

Design and production. The typical production cycle consists of a design stage followed by a prototype stage and ends with full production of the final product. We believe the length of the design stage has been reduced due to rapid improvements in technology. In recent years customers have demanded shorter design and production cycles. In response, we have developed quick-turn design and manufacturing services. By working with our OEM Division customers early in the design and prototype stages, we believe we are able to resolve critical design issues effectively and efficiently, thus shortening the time from prototype design to volume manufacturing. In addition, we believe working closely with our OEM Division customers throughout the design and production stages allows us to gain important insights into their future product requirements. We believe our quick-turn design and manufacturing services also allow us to introduce upgraded products to the consumer market on a timely basis to coincide with new product releases by these customers.

Manufacturing. Our manufacturing processes are highly-automated and involve the use of specialized equipment for the production of memory products. Our manufacturing systems have been optimized to support the placement of a large number of IC devices on each memory board. We believe we are able to achieve a high manufacturing yield and minimize direct labor costs as a result of our design efficiencies, high level of automation and general manufacturing expertise. Because our manufacturing systems can be easily configured for different memory products, we have the ability to offer our customers short manufacturing and test cycles on small and large projects. We also have developed an automated method of manufacturing our IC Tower stacking products which we believe results in further manufacturing efficiencies. This adaptability is also reflected in our ability to manufacture our Xiran products out of our existing facilities. Our manufacturing process is ISO 9001 certified.

Test engineering. An important aspect of our manufacturing operations is our focus on test engineering. We test all of our memory products upon completion of manufacturing, which we believe results in low returns due to product defects. We believe our test engineering expertise will continue to grow in importance as the speed and complexity of memory products increase. Our test engineering group develops proprietary processes which, together with our continued investment in advanced testing equipment, have enabled us to consistently produce high-quality products.

Customers

We sell our products through our Consumer and OEM Divisions. We have no long-term sales contracts with our customers. Our Consumer Division sells our products through a variety of distribution channels, including VARS, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Our ten largest customers accounted for an aggregate of 51.9% of our total revenues in 2003. CDW Computer Centers accounted for 19.2% of our total revenues in 2003 and 21.1% of our total revenues in 2002. No other customer accounted for more than 10.0% of our total revenues in 2003 or 2002.

Consumer Division

In 2003, our Consumer Division sold to more than 1,000 customers through VARs, mail order, distributors, and mass market retailers. In addition, through our consumer distribution arrangements, we supply certain of our products to e-commerce companies for their sale of these products on the Internet.

OEM Division

In 2003, our OEM Division sold to more than 200 customers, including sales through OEM distributors and contract manufacturers that incorporate our products into systems they assemble for our OEM Division customers. We define our OEM Division customers as OEMs that have purchased our products directly or ordered our products from OEM distributors and contract manufacturers. Our OEM Division customers make the purchasing decisions on substantially all of the products we sell through OEM distributors and contract manufacturers.

We expect that sales of our products to a limited number of customers will continue to represent a majority of our revenues for the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ businesses. We have experienced changes in the composition of our major customer base from quarter to quarter as the market demand for our customers’ products has changed and we expect this variability to continue in the future. For risks associated with our customer relationships, see “Business—Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for $39.8 million, or 18.8%, and $26.7 million, or 14.8%, of our total revenues, in 2003 and 2002, respectively. During these periods, no single foreign country accounted for more than 10.0% of our total revenues. Substantially all of our international sales are export sales, which are shipped from our domestic facility to foreign customers. For additional information regarding our international sales, see Note 11 to our Consolidated Financial Statements and “Business—Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Sales and Marketing

Consumer Division

We ship SimpleTech brand-name products directly to VARs, mail order, distributors and mass market retailers. In addition to in-house sales representatives, our sales efforts in the consumer channel are supported by manufacturers’ representatives. For the mail order and mass market retailer channels, we advertise in magazines and newspapers as a way of bringing end-users to our customers’ locations. Some of our Consumer Division customers also feature our products in their advertisements in exchange for a fee. We offer certain VARs volume rebates and work with their customers to qualify our products for their information system departments. Volume rebates are used to incentivize certain resellers, rewarding them with a rebate for our products sold. For consumer distributors, we purchase corporate image advertising, offer volume rebates and joint marketing programs, and generate leads at electronics tradeshows and refer those potential customers to our distributors. Through joint marketing programs, we work together with resellers to incorporate the SimpleTech brand in the resellers’ existing marketing plans, such as catalogs and web banner ads. In addition, we have developed direct advertising programs with certain of our consumer distributors’ e-commerce customers in which we market our products on their websites. We also offer account manager incentives, which include sales contests and reward programs designed to sustain reseller loyalty while also creating excitement for increased sales activity.

OEM Division

Our OEM Division uses an internal direct sales force complemented by an external sales force of manufacturers’ representatives and OEM distributors for sales to OEM Division customers in the United States and internationally. We pursue our customer base on both a geographic and account-specific basis. We believe these combined sales forces have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a larger number of OEM customers. In addition, as part of our sales and marketing efforts, our experienced applications engineers work closely with our OEM Division customers in designing our products into their systems.

Customer Service and Support

We provide our customers with comprehensive product service and support. We work closely with our OEM Division customers to monitor the performance of their product designs and to provide application design and support. This also provides us with insight into defining their subsequent generations of products. Our standard OEM Division customer support package is generally offered with all product sales and includes full technical documentation and application design assistance. During our OEM Division customers’ production phase, we provide extensive support which includes training, system-level design, implementation and integration support. We believe that tailoring our technical support to our OEM Division customers’ needs is essential to the success of our product introductions and customer satisfaction. Our Consumer Division customers receive technical support on an unlimited, toll-free basis and are assigned a dedicated technician familiar with their account. We also train the account managers of certain Consumer Division customers to keep them informed about changes in our product lines. In addition, we offer Consumer Division customers on-line pricing and navigation tools, and a personalized web page available through our extranet which features personalized information such as promotions, new products and contact information.

Competition

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors in the third-party memory module industry include: Crucial Memory, a division of Micron Technology, DPAC Technologies, Kingston Technology, Lexar Media, M-Systems, PNY Technologies, SanDisk, and SMART Modular. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets. These companies may have similar or alternative products that are less costly or provide additional features. In addition, some of our significant suppliers, including Micron Technology and Samsung Semiconductor, are also our competitors. These suppliers have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Further, these suppliers may reduce the supply of memory chips available to the industry or us. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

To remain competitive, we must, among other things:

•	Provide best-of-class design, manufacturing and test engineering services;

•	Maintain quality levels;

•	Provide technologically advanced products;

•	Successfully protect our intellectual property rights;

•	Accurately anticipate and prepare for new technological trends and standards in the industry;

•	Compete favorably on the basis of price and sales and marketing incentives;

•	Offer flexible delivery schedules; and

•	Deliver finished products on a timely basis in sufficient volume to satisfy our customers’ requirements.

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

Suppliers

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We purchase these IC devices from a small number of suppliers. In 2003, our significant suppliers of IC devices included:

Flash IC Device Suppliers	DRAM IC Device Suppliers
• Renesas	• Micron Technology
• Matsushita	• Samsung
• Samsung

We are dependent on a small number of suppliers to supply Flash IC and DRAM IC devices. We have no long-term DRAM IC device supply contracts and only have a limited supply contract with Renesas, formerly Hitachi Semiconductor, for Flash IC devices. The contract with Renesas, which will terminate on June 30, 2004, provides no assurance that Renesas can or will agree to supply the quantities of Flash IC devices we may need to meet our production goals. Accordingly, we periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas, Matsushita and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Micron Technology and Samsung currently supply a majority of the DRAM IC devices used in our DRAM memory products. We have executed IC device consignment inventory agreements with some of our major DRAM and Flash memory suppliers. As a result of the agreements, our inventory risk with respect to these customers has decreased significantly as we are not financially obligated for the inventory until it enters the production process. For risks associated with our supplier relationships, see “Business—Risk Factors—Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

Seasonality

In the past, we have been impacted by seasonal purchasing patterns resulting in lower sales generally in the first and second quarters and higher sales in the fourth quarter of each year. Other factors, including component price fluctuations, may distort the effect of seasonality. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, should revenues decrease to a level lower than expected in any given period, our results of operations could be harmed.

Backlog

Sales of our memory products are made under short-term cancelable orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $12.5 million as of December 31, 2003 and $5.8 million as of December 31, 2002. Our Consumer Division backlog was $5.0 million as of December 31, 2003 and $1.5 million as of December 31, 2002. Our OEM Division backlog was $7.5 million as of December 31, 2003 and $4.3 million as of December 31, 2002. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2004, we owned 11 U.S. patents, including U.S. Patent No. Re. 36,916 related to our IC Tower stacking products, and 11 additional patent applications were pending. We have agreements to license our technology to third parties. In addition, we have entered into several licensing agreements to license the technology of others. License fees related to the license of our technology and our license of third-party technologies were nominal for all periods presented in this report and are expected to be nominal in the foreseeable future. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents which may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. For details regarding our pending intellectual property lawsuits, see “Legal Proceedings” and “Business—Risk Factors—We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.”

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

In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, all of our employees are required to sign employee non-disclosure and invention assignment agreements. This agreement requires our employees to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us. Our employees further agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See “Business—Risk Factors—Our intellectual property may not be adequately protected, which could harm our competitive position.”

Employees

As of December 31, 2003, we had 422 full-time employees, consisting of 203 in manufacturing (including test, quality assurance and material management), 101 in sales and marketing, 48 in finance and administration and 70 in design and product development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are good.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information in this Report. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and related notes.

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

We expect our quarterly operating results to fluctuate in future periods, causing our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	The effects of litigation;

•	Changes in our product and revenue mix;

•	Seasonal purchasing patterns for our products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with acquisitions;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the Xiran Division or any new divisions.

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

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term DRAM IC device supply contracts and only have a limited supply contract with Renesas, formerly Hitachi Semiconductor, for Flash IC devices. While some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices, our contract with Renesas provides no assurance that Renesas can or will agree to supply the quantities of Flash IC devices we may need to meet our production goals. In addition, our contract with Renesas will terminate in June 2004. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas, Matsushita and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Micron Technology and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Renesas or Samsung are disrupted or terminated, our ability to manufacture and sell our Flash products would be harmed and our Flash business would be adversely affected.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 51.9% of our total revenues in 2003 and 55.5% of our total revenues in 2002. Our ten largest Consumer Division customers accounted for an aggregate of 58.4% of our Consumer Division revenues, or 42.3% of our total revenues, in 2003 and 60.1% of our Consumer Division revenues, or 46.0% of our total revenues, in 2002. Our largest Consumer Division customer in 2003 and 2002, CDW Computer Centers, accounted for 26.6% of our Consumer Division revenues, or 19.2% of our total revenues, for 2003 and 27.6% of our Consumer Division revenues, or 21.1% of our total revenues, in 2002. No other Consumer Division customer accounted for more than 10.0% of our total revenues in 2003 or 2002.

Our ten largest OEM Division customers accounted for an aggregate of 72.2% of our OEM Division revenues, or 19.9% of our total revenues, in 2003 and 78.4% of our OEM Division revenues, or 18.4% of our total revenues, in 2002. No single OEM Division customer accounted for more than 10.0% of our total revenues in 2003 or 2002.

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

Our ability to use our net operating loss and tax credit carryforwards may be substantially limited, which could harm our financial condition.

We are currently generating a number of net operating losses and tax credits, which we are not able to utilize at this time. The availability of some of these net operating losses and tax credit carryforwards are subject to expiration and/or certain limitations. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $6.8 million, which begin to expire in 2023, and state net operating loss carryforwards of approximately $5.9 million, which begin to expire in 2013. As of December 31, 2003, we had federal research and development credit carryforwards of approximately $800,000, which begin to expire in 2022. In addition, we had the following state credits as of December 31, 2003: research and development credit carryforwards of approximately $1.4 million, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $1.5 million, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $498,000, which begin to expire in 2009. We are required to periodically review our ability to use our net operating loss and tax credit carryforwards. Such review may result in the limiting of the amount of net operating losses or tax credit carryforwards that can be utilized in the future to offset future taxable income or tax liabilities. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time but, if our ability to use net operating loss and tax credit carryforwards were substantially limited, it could harm our financial condition.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 57.5% of our outstanding common stock at December 31, 2003. In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third-party could claim that our products, which incorporate the products purchased or technology licensed from our suppliers and licensors, infringes a patent or other proprietary right. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation. A license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

We are currently a party to two lawsuits regarding intellectual property as further described under “Legal Proceedings.” Because litigation is inherently uncertain, we cannot predict the outcome of these lawsuits. These lawsuits have diverted, and are expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, has been, and will continue to be, costly and time consuming.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors in the third-party memory module industry include: Crucial Memory, a division of Micron Technology, DPAC Technologies, Kingston Technology, Lexar Media, M-Systems, PNY Technologies, SanDisk, and SMART Modular. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

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

The Flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, may transition to emerging Flash memory formats, such as the xD Picture Card format, which we do not currently manufacture and do not have rights to manufacture. This will likely result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash, Secure Digital and MultiMedia cards. If we decide to manufacture Flash products utilizing emerging formats, such as the xD Picture Card, we will be required to secure licensing arrangements to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply all Flash card formats at competitive prices or if we were to have product shortages, our revenues could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through consumer channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $367,000 in 2003, compared to $304,000 in 2002. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $1.3 million in 2003 and 2002. We also offer rebate programs through some of our Consumer Division customers to end-users. We recorded rebate charges of $1.4 million in 2003, compared to $1.1 million in 2002.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of December 31, 2003, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $1.2 million in 2003, compared to $876,000 in 2002.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 18.8% and 14.8% of our revenues in 2003 and 2002, respectively. Except for Europe, which accounted for 10.3% of our revenues in 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in 2003 or 2002. For 2003 and 2002, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

We purchase a majority of the IC devices used in our products from local distributors of foreign suppliers. Although our purchases of IC devices are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of IC devices.

Our international sales are subject to other risks, including regulatory risks, tariffs and other trade barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a significant local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the United States or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country.

We have experienced quarterly and annual losses in the past and may continue to experience losses in the future.

Although we have been profitable for most of our history, we have experienced losses on a quarterly and annual basis in the past. In 2003 and 2002, we incurred net losses of $1.6 million and $1.4 million, respectively. We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. There can be no assurance that we will be profitable on a quarterly or annual basis in the future.

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

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the WARN Act and other regulations related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment.

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

These enforcement actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Our stock price is likely to be volatile and could drop unexpectedly.

Our common stock has been publicly traded only since September 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

Anti-takeover provisions in our charter documents and stock option plan could prevent or delay a change in control and, as a result, negatively impact our shareholders.

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, provisions of our amended and restated articles of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions also could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

These provisions include:

•	limitations on who may call special meetings of shareholders;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	elimination of cumulative voting in the election of directors;

•	the right of a majority of directors in office to fill vacancies on the board of directors;

•	the ability of our board of directors to issue, without shareholder approval, “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt.

Provisions of our 2000 Stock Incentive Plan allow for the automatic vesting of all outstanding options granted under the 2000 Stock Incentive Plan upon a change in control under certain circumstances. Such provisions may have the effect of discouraging a third party from acquiring us, even if doing so would be beneficial to our shareholders.

ITEM 2.	PROPERTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which our executive offices, manufacturing, engineering, research and development and testing operations are located. We lease the 24,500 square foot facility from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech, for a base rent of $17,000 per month. This lease expires in July 2017. For the period beginning August 1, 2005 through July 31, 2007, this lease provides that the base rent shall be the greater of $17,000 per month or the market value rent as determined according to the provisions of the lease. Thereafter, for the remainder of the lease, base rent shall be subject to adjustment according to the Consumer Price Index.

We also lease the 48,600 square foot facility from MDC Land LLC for a base rent of $33,000 per month. This lease also expires in July 2017. For the period beginning August 1, 2005 through July 31, 2007, this lease provides that the base rent shall be the greater of $33,000 per month or the market value rent as determined according to the provisions of the lease. Thereafter, for the remainder of the lease, base rent shall be subject to adjustment according to the Consumer Price Index. In addition, we lease a 12,000 square foot research and development facility in Irvine, California from a third party. This lease expires in July 2005 and the base rent is $18,000 per month. We also lease various small facilities for our sales offices and storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional spaces will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, we filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. in the United States District Court for the Central District of California for infringement of our IC Tower stacking patent, U.S. Patent No. 5,514,907. That patent was reissued on October 17, 2000 as U.S. Patent No. Re. 36,916. DPAC counterclaimed for infringement of its U.S. Patent No. 4,956,694. On March 29, 2001, the District Court entered final judgment finding DPAC did not infringe our patent and that we did not infringe DPAC’s patent. The Appeals Court affirmed the final judgment as to SimpleTech’s patent on March 7, 2002. DPAC did not appeal the ruling on its patent in our favor, and that ruling is now final. On June 3, 2002, we filed a petition for certiorari with the U.S. Supreme Court. On October 7, 2002, the petition to the U.S. Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals. DPAC filed a motion for summary affirmance with the Circuit Court of Appeals. The Court of Appeals denied the motion and remanded the matter back to District Court to reconsider the case in light of a recent decision by the U.S. Supreme Court. On September 15, 2003, the District Court re-entered judgment that DPAC does not infringe our patent. Subsequently, we filed the appropriate documents to seek review of the last decision.

On March 8, 2004, we entered into a confidential settlement agreement whereby we agreed to dismiss with prejudice our appeal of the case. Under the settlement, we granted DPAC a paid-up, non-exclusive license under the affected patents. This settlement is a complete and amicable resolution and should not be construed as an admission by any of the parties to this litigation of any wrongdoing.

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

Lexar Media, Inc.—Patent Infringement

Our lawsuit against Lexar Media for unfair trade practices in the United States District Court for the Central District of California was dismissed in August 2003. In connection with that lawsuit, Lexar Media filed on March 20, 2003 a counter claim against us alleging that the Memory Stick products sold by us violate Lexar Media’s U.S. patent No. 5,479,638. Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages. We purchase our Memory Stick products from I-O Data. Under the terms of the distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold us harmless from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-party patents, trademarks or other proprietary rights. After initially agreeing to indemnify us and assume our defense, I-O Data has failed to assume our defense. As a result, we filed an answer to Lexar Media’s counter claim and filed a Third-Party Complaint against I-O Data asking for indemnification. In December of 2003, we settled our lawsuit with Lexar Media, who also dismissed the case against I-O Data. We have filed suit against I-O Data seeking recovery of damages including those related to the Lexar Media case.

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

On October 10, 2003, Staktek Group, L.P., a subsidiary of Staktek Corporation, filed a lawsuit against us in the United States District Court for the Western District of Texas alleging that our IC Tower stacking products infringe on Staktek’s U.S. patents Nos. 6,025,642 and 6,049,123. Staktek is seeking a permanent injunction against further infringement of the ‘642 and ‘123 patents, monetary damages in an amount to be stated later, interest on damages, costs and attorneys’ fees and trebled damages. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and we have not made any such estimate at this time. No court dates have been set.

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

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “STEC.” Our initial public offering of stock occurred on September 29, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

	Price range of Common Stock
	High	Low
Year Ended December 31, 2003:
First Quarter	$3.51	$1.97
Second Quarter	$4.36	$2.20
Third Quarter	$8.45	$3.50
Fourth Quarter	$11.04	$4.87

Year Ended December 31, 2002:
First Quarter	$8.99	$2.86
Second Quarter	$10.44	$3.20
Third Quarter	$4.28	$2.05
Fourth Quarter	$4.15	$1.80

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on December 31, 2003 and March 19, 2004. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 31, 2003	$6.02
March 19, 2004	$4.55

Holders

As of March 19, 2004, there were 55 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Use of Proceeds from Sales of Registered Securities

On October 4, 2000, we completed our initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-32478) that was declared effected by the Securities and Exchange Commission on September 28, 2000. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2000.

Equity Compensation Plan Information

The equity compensation plan information required by this Item is included in the “Equity Compensation Plan Information” section of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2001 through 2003 and the consolidated balance sheet data at December 31, 2002 and 2003 were derived from our consolidated financial statements that have been audited by our independent auditors, and are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999 through 2001 were derived from our audited consolidated financial statements and are not included in this Report. The data set forth below as of December 31, 2001 and 2002 and for the two years then ended has been revised to correct an accounting error, as more fully explained in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 2 to the consolidated financial statements included elsewhere in this Report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share and per share data)

		Revised
Consolidated Statement of Operations Data:

Net revenues	$211,806	$176,531	$164,241	$308,316	$192,593
Cost of revenues	175,927	143,582	127,832	239,964	152,743

Gross profit	35,879	32,949	36,409	68,352	39,850
Operating expenses
Sales and marketing	20,735	18,151	18,078	21,588	14,150
General and administrative	10,545	10,452	11,262	11,853	9,755
Research and development	8,757	8,650	4,297	3,745	1,832
Non-recurring expense	—	1,560 (3)	—	1,810	—

Total operating expenses	40,037	38,813	33,637	38,996	25,737

(Loss) income from operations	(4,158)	(5,864)	2,772	29,356	14,113
Interest (income) expense, net	(557)	(778)	(1,395)	1,158	2,128

(Loss) income before (benefit) provision for income taxes	(3,601)	(5,086)	4,167	28,198	11,985
(Benefit) provision for income taxes	(1,953)	(3,695)	1,655	2,838	(518)

Net (loss) income	$(1,648)	$(1,391)	$2,512	$25,360	$12,503

Pro Forma Data (1):
Income before provision for income taxes				$28,198	$11,985
Pro forma provision for income taxes				10,883	4,554
Pro forma net income				$17,315	$7,431

Net income (loss) per share (pro forma in years 1999—2000)(2)
Basic	$(0.04)	$(0.04)	$0.07	$0.53	$0.24
Diluted	$(0.04)	$(0.04)	$0.06	$0.50	$0.23
Weighted average shares outstanding(2)
Basic	40,408,610	38,515,825	38,126,687	32,393,218	30,601,027
Diluted	40,408,610	38,515,825	39,435,505	34,593,678	32,657,993

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)

		Revised
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,769	$24,442	$51,831	$33,747	$3,779
Marketable securities	45,625	19,530	—	—	—
Working capital	114,112	60,681	64,733	64,300	22,855
Total assets	153,669	94,240	89,114	103,286	55,131
Long-term portion of debt and capital lease obligations	—	—	384	1,642	15,681
Total shareholders’ equity	128,324	73,902	74,045	69,913	15,780

(1)	From our formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state tax laws and filed our federal and state income tax returns on that basis. Accordingly, no provision has been made for federal or certain state income taxes. Pro forma net (loss) income has been computed using an effective tax rate of 38% to reflect the estimated income tax (benefit) expense as if we had been fully subject to federal and state income taxes as a C corporation for all periods presented. Subsequent to the termination of our S corporation status on September 26, 2000, we have paid federal and state corporate-level income taxes as a C corporation.
(2)	Reflects a 5.07 for 1 stock split of our common stock in September 2000. All share and per share amounts have been adjusted to give retroactive effect to the stock split.
(3)	Comprised of in-process research and development expenses related to our acquisition of the assets of Irvine Networks, LLC (currently our Xiran Division) in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such consolidated financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “Business – Risk Factors” and elsewhere in this Report. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Revision of Financial Statements

We are revising our previously issued consolidated financial statements for the years ended December 31, 2002 and 2001, and for the first three quarters of December 31, 2003 and for each of the quarters in the year ended 2002 for the following four items:

•	In December 2003, we discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, our operating expenses have been decreased by $185,000 in 2002 and $123,000 in 2001.

•	In the quarter ended June 30, 2003, we determined that the acquisition of Irvine Networks, LLC (now our Xiran Division) previously recorded as a business combination in the quarter ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in our previously issued financial statements for the quarter ended June 30, 2003, we recorded the effect of correcting this accounting entirely in that quarter, rather than by revising our previously issued financial statements. As a consequence, in the quarter ended June 30, 2003, we previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the quarter ended June 30, 2003. After further analysis, we have determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, we have now revised our previously issued financial statements to primarily (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the quarter ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the quarter ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition.

•	We have now recorded in the quarter ended December 31, 2001 a write-down of $141,000 of certain fixed assets which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the quarter ended March 31, 2003.

•	We have now recognized into income in the quarter ended December 31, 2001 a $308,000 grant from the Scottish government which is the period when the conditions relating to the grant were met. This grant was originally recognized into income into the quarter ended June 30, 2003.

The combined effect of these revisions increased our net loss by $85,000 in 2002 and increased our net income by $172,000 in 2001. Additionally, these revisions reduced fully diluted earnings per share by $.01 in 2002 and had no impact on fully diluted earnings per share in 2001. See Note 12, “Selected Quarterly Financial Data (Unaudited)” for the effect of these revisions on quarterly results.

The effect of the revisions described above are as follows (in thousands, except per share data):

	December 31, 2002			December 31, 2001
Year Ended:	As Reported	As Revised	Change	As Reported	As Revised	Change
Cost of revenues	$143,582	$143,582	$0	$127,691	$127,832	$141
Gross Profit	32,949	32,949	—	36,550	36,409	(141)
General & administrative	10,354	10,452	98	11,564	11,262	(302)
Research & development	8,805	8,650	(155)	4,426	4,297	(129)
In-process research and development	1,360	1,560	200	0	0	0
Total operating expenses	38,670	38,813	143	34,068	33,637	(431)
(Loss) income from operations	(5,721)	(5,864)	(143)	2,482	2,772	290
(Loss) income before (benefit) provision for income taxes	(4,943)	(5,086)	(143)	3,877	4,167	290
(Benefit) provision for income taxes	(3,637)	(3,695)	(58)	1,537	1,655	118
Net (loss) income	(1,306)	(1,391)	(85)	2,340	2,512	172
Net (loss) income per share:
Basic	$(0.03)	$(0.04)	(0.01)	$0.06	$0.07	0.01
Diluted	$(0.03)	$(0.04)	(0.01)	$0.06	$0.06	—

	September 30, 2003			June 30, 2003
Quarter Ended:	As Reported	As Revised	Change	As Reported	As Revised	Change
Cost of revenues	$47,655	$47,655	$0	$37,021	$37,021	$0
Gross Profit	9,815	9,815	—	7,724	7,724	—
General & administrative	2,684	2,665	(19)	2,361	2,228	(133)
Research & development	2,282	2,195	(87)	2,055	1,980	(75)
Total operating expenses	9,583	9,477	(106)	9,374	9,166	(208)
(Loss) income from operations	232	338	106	(1,650)	(1,442)	208
(Loss) income before (benefit) provision for income taxes	333	439	106	(1,525)	(1,317)	208
(Benefit) provision for income taxes	0	41	(41)	(661)	(577)	(84)
Net (loss) income	333	398	65	(864)	(740)	124
Net (loss) income per share:
Basic	$0.01	$0.01	—	$(0.02)	$(0.02)	—
Diluted	$0.01	$0.01	—	$(0.02)	$(0.02)	—

	March 31, 2003
Quarter Ended:	As Reported	As Revised	Change
Cost of revenues	$33,987	$33,846	$(141)
Gross Profit	6,931	7,072	141
General & administrative	2,514	2,538	24
Research & development	2,117	2,063	(54)
Total operating expenses	10,003	9,973	(32)
(Loss) income from operations	(3,072)	(2,900)	171
(Loss) income before (benefit) provision for income taxes	(2,921)	(2,750)	171
(Benefit) provision for income taxes	(1,260)	(1,190)	(70)
Net (loss) income	(1,661)	(1,560)	101
Net (loss) income per share:
Basic	$(0.04)	$(0.04)	—
Diluted	$(0.04)	$(0.04)	—

	December 31, 2002			September 30, 2002
Quarter Ended:	As Reported	As Revised	Change	As Reported	As Revised	Change
Cost of revenues	$37,028	$37,028	$0	$29,911	$29,911	$0
Gross Profit	8,749	8,749	—	6,590	6,590	—
General & administrative	2,334	2,358	24	2,316	2,341	25
Research & development	2,357	2,307	(50)	2,503	2,460	(43)
Total operating expenses	9,710	9,684	(26)	8,884	8,866	(18)
(Loss) income from operations	(961)	(935)	26	(2,294)	(2,276)	18
(Loss) income before (benefit) provision for income taxes	(777)	(751)	26	(2,096)	(2,078)	18
(Benefit) provision for income taxes	(930)	(925)	(5)	(1,040)	(1,033)	(7)
Net (loss) income	153	174	21	(1,056)	(1,045)	11
Net (loss) income per share:
Basic	$0.00	$0.00	—	$(0.03)	$(0.03)	—
Diluted	$0.00	$0.00	—	$(0.03)	$(0.03)	—

	June 30, 2002			March 31, 2002
Quarter Ended:	As Reported	As Revised	Change	As Reported	As Revised	Change
Cost of revenues	$37,167	$37,167	$0	$39,476	$39,476	$0
Gross Profit	6,134	6,134	—	11,476	11,476	—
General & administrative	2,673	2,698	25	3,031	3,055	24
Research & development	2,007	1,974	(33)	1,938	1,909	(29)
In-process research and development	0	0	0	1,360	1,560	200
Total operating expenses	8,910	8,902	8	11,166	11,361	195
(Loss) income from operations	(2,776)	(2,768)	8	310	115	(195)
(Loss) income before (benefit) provision for income taxes	(2,589)	(2,581)	8	519	324	(195)
(Benefit) provision for income taxes	(1,873)	(1,870)	(3)	206	133	(73)
Net (loss) income	(716)	(711)	5	313	191	(122)
Net (loss) income per share:
Basic	$(0.02)	$(0.02)	—	$0.01	$0.00	(0.01)
Diluted	$(0.02)	$(0.02)	—	$0.01	$0.00	(0.01)

The Balance Sheets have been revised as follows:

	December 31, 2002			December 31, 2001
Year Ended:	As Reported	As Revised	Change	As Reported	As Revised	Change
Other current assets	3,919	3,859	(60)	4,474	4,356	(118)
Total current assets	81,079	81,019	(60)	79,536	79,418	(118)
Furniture, fixtures and equipment, net	10,169	10,347	178	9,127	9,109	(18)
Intangible assets, net	835	496	(339)	—	—	—
Total assets	94,461	94,240	221	89,250	89,114	(136)
Retained earnings	7,060	7,147	87	8,366	8,538	172
Total shareholders’ equity	73,815	73,902	87	73,873	74,045	172
Total liabilities and shareholders’ equity	94,461	94,240	221	89,250	89,114	(136)

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

After we experienced revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, revenues declined 46.7% in 2001 and then increased 7.5% in 2002 and 20.0% in 2003. Annual revenues in 2001 and 2002 were negatively impacted by deteriorating macroeconomic conditions, severe declines in the price of DRAM components and significantly reduced sales to customers in the communications and networking markets. These negative conditions continued in the first quarter of 2003 but began to improve through the end of 2003 as demand for DRAM products increased and component prices stabilized. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained. We expect DRAM supply to tighten in the second half of 2004, which may require suppliers to place their customers, ourselves included, on limited component allocation. In addition, we expect strong demand for our stacking and Flash product lines to continue through 2004.

We have experienced an increase in demand for our Flash products as a result of the growth in consumer electronics and OEM applications, such as the replacement of rotating disk drives with Flash products. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to $54.7 million for the year ended December 31, 2002 to $80.3 million for the year ended December 31, 2003. Despite this growth, our revenues from Flash products in the fourth quarter of 2003 were negatively impacted by Flash supply constraints. We believe the expected addition of new Flash suppliers in the industry and increased industry Flash capacity in the second half of 2004 will have a positive impact on our Flash revenues and gross margins as well as our competitiveness in the market.

We sell our products through our Consumer Division and OEM Division. Our Consumer Division sells our products through the following channels: VAR, mail order, distributor and mass market retailer. Our OEM Division was created in late 1998 to enhance the marketing of our products to OEMs. We established our Xiran Division in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC, including its intellectual property portfolio. Our Xiran Division develops advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. In the fourth quarter of 2003, our Xiran Division made its first shipments and generated nominal revenue in the quarter.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer, OEM and Xiran Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions. Conversely, we do track operating expenses for our Xiran Division.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 51.9% of our total revenues in 2003, 55.5% of our total revenues in 2002 and 56.3% of our total revenues in 2001. CDW Computer Centers accounted for 19.2% of our total revenues in 2003 and 21.1% of our total revenues in 2002. CDW Computer Centers and Unisys accounted for 19.7% and 11.0% of our total revenues in 2001, respectively. Other than CDW Computer Centers and Unisys, no other customer accounted for more than 10.0% of our total revenues in 2003, 2002 and 2001. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Business—Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.” For further details on our major customers, see “Business—Customers.”

International sales of our products constituted 18.8% of our total revenues in 2003, 14.8% of our total revenues in 2002 and 16.0% of our total revenues in 2001. Except for Europe, which accounted for 10.3% of our revenues in 2003, no other foreign geographical area or single foreign country accounted for more than 10.0% of our revenues in 2003, 2002 and 2001. Over 95.0% of our international sales were denominated in U.S. dollars in 2003, 2002 and 2001. In addition, our purchases of IC devices are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Business—Risk Factors— We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Revenues are recognized at the time of shipment. We face risks associated with declines in the market value of our products, product returns, inventory write-downs, price protection and rebates. See “Business—Risk Factors—“Order cancellations, product returns, inventory write-downs, price protection and rebates could adversely affect our results of operations.”

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Year Ended December 31,
	2003	2002	2001
		Revised
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	83.1	81.3	77.8

Gross profit	16.9	18.7	22.2
Operating expenses
Sales and marketing	9.8	10.3	11.0
General and administrative	5.0	5.9	6.9
Research and development	4.1	4.9	2.6
In-process research and development	0.0	0.9	0.0

Total operating expenses	18.9	22.0	20.5

(Loss) income from operations	(2.0)	(3.3)	1.7
Interest income, net	0.3	0.4	0.8

(Loss) income before (benefit) provision for income taxes	(1.7)	(2.9)	2.5
(Benefit) provision for income taxes	(0.9)	(2.1)	1.0

Net (loss) income	(0.8)%	(0.8)%	1.5%

Comparison of the years ended December 31, 2003 and 2002

Net Revenues. Our revenues were $211.8 million in 2003, compared to $176.5 million in 2002. Revenues increased 20.0% in 2003 due primarily to a 12% increase in units shipped and a 6% increase in average sales price. The increase in our average sales price resulted primarily from an increase in the percentage of revenues derived from our OEM Division, which typically sells higher-capacity products with a higher average sales price. Unit shipments growth was comprised of unit volume increases of 149% for IC Tower stacking products and 36% for Flash products, partially offset by decreases of 48% for non-DRAM, non-Flash products and 6% for non-stacked DRAM memory products.

Our OEM Division revenues increased 41.0% from $41.5 million in 2002 to $58.4 million in 2003. The increase in OEM Division revenue was due primarily to a 31% increase in OEM Division average sales price and a 7% increase in OEM Division unit volume. The increase in OEM Division average sales price resulted primarily from an increase in the percentage of OEM Division revenues derived from our IC Tower stacking products, which are typically higher-capacity products with a higher average sales price. Our Consumer Division revenues increased 13.6% from $135.0 million in 2002 to $153.4 million in 2003. Consumer Division revenues increased in 2003 due primarily to a 14% increase in Consumer Division unit volume. Consumer Division average sales price was relatively flat in 2003 and 2002.

Our combined backlog was $12.5 million as of December 31, 2003, compared to $5.8 million as of December 31, 2002. Our OEM Division backlog was $7.5 million as of December 31, 2003, compared to $4.3 million as of December 31, 2002. Our Consumer Division backlog increased from $1.5 million as of December 31, 2002, to $5.0 million as of December 31, 2003, as a result of increased Consumer Division orders booked in the fourth quarter of 2003 compared to the fourth quarter of 2002.

Gross Profit. Our gross profit was $35.9 million in 2003, compared to $32.9 million in 2002. Gross profit as a percentage of revenues was 16.9% in 2003, compared to 18.7% in 2002. Gross profit as a percentage of revenues decreased due primarily to reduced OEM Division gross profit as a percentage of revenues. Gross profit for our OEM Division as a percentage of OEM Division revenues was 22.0% in 2003, compared to 30.1% in 2002. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a negative shift in product mix. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 14.9% in 2003, compared to 15.1% in 2002.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $20.7 million in 2003, compared to $18.2 million in 2002. Sales and marketing expenses as a percentage of revenues were 9.8% in 2003, compared to 10.3% in 2002. Sales and marketing expenses increased due primarily to increased revenues, increased sales and marketing efforts for the Xiran Division and expanded Consumer Division marketing programs in 2003.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $10.5 million in 2003, compared to $10.5 million in 2002. General and administrative expenses as a percentage of revenues were 5.0% in 2003 and 5.9% in 2002. General and administrative expenses were relatively flat in comparing 2003 and 2002.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $8.8 million in 2003, compared to $8.7 million in 2002. Research and development expenses as a percentage of revenues were 4.1% in 2003, compared to 4.9% in 2002. Research and development expenses were relatively flat in comparing 2003 and 2002.

In-process Research and Development. We did not have in-process research and development expenses in 2003. In-process research and development expenses were $1.6 million in 2002 and related to our acquisition of the assets of Irvine Networks, LLC (Xiran Division) in January 2002.

Interest Income, Net. Interest income, net is comprised primarily of interest income from our cash, cash equivalents and marketable securities and interest expense related to our line of credit and equipment financing. Interest income, net was $557,000 in 2003, compared to $778,000 in 2002. Interest income was $557,000 in 2003, compared to $855,000 in 2002. This decrease in interest income resulted primarily from lower interest rates in 2003, compared to 2002. Interest expense is comprised of interest related to equipment financing. There was no interest expense in 2003. Interest expense was $77,000 in 2002.

Benefit for Income Taxes. Benefit for income taxes was $2.0 million in 2003, compared to $3.7 million in 2002. As a percentage of loss before benefit for income taxes, benefit for income taxes was 54.2% and 72.7% in 2003 and 2002, respectively. The percentage of benefit for income taxes in 2002 was abnormally high due to a non-recurring research and development income tax benefit of approximately $927,000. We expect quarterly research and development income tax credits to be approximately $75,000 to $100,000 for the foreseeable future.

Net Loss. Net loss was $1.6 million and $1.4 million in 2003 and 2002, respectively.

Comparison of the years ended December 31, 2002 and 2001

Net Revenues. Our revenues increased 7.5% from $164.2 million in 2001 to $176.5 million in 2002. Sales of memory products accounted for 93.2% of our revenues in 2002 compared to 90.2% of our revenues in 2001. The increase in revenues from 2001 to 2002 was due primarily to a 24.1% increase in units shipped from 2.9 million units in 2001 to 3.6 million units in 2002, partially offset by a 12.3% decline in our average sales price from 2001 to 2002. The increase in unit volume resulted from unit volume increases of 93.2% for Flash products, 81.6% for IC Tower stacking products and 81.8% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products, partially offset by a unit volume decrease of 12.1% for standard memory products. The increase in Flash product units shipped resulted primarily from an increase in sales of Flash products to consumers for applications such as digital cameras, MP3 players and PDAs through direct marketers and mass market retailers. The decrease in standard memory units shipped resulted primarily from continued weakness in the personal computer market. The decrease in our average sales price resulted primarily from a steady decline of Flash component prices during 2002, partially offset by a marginal increase in overall DRAM component prices in 2002. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margin.

Our OEM Division revenues decreased 13.5% from $48.0 million in 2001 to $41.5 million in 2002. Our OEM Division revenues were negatively impacted in 2002 due to reduced sales to customers in the networking and communications markets. Consumer Division revenues increased 16.2% from $116.2 million in 2001 to $135.0 million in 2002 primarily due to a 50.4% increase in Flash products.

Our combined backlog was $5.8 million as of December 31, 2002, compared to $4.5 million as of December 31, 2001. Our OEM Division backlog was $4.3 million as of December 31, 2002, compared to $3.8 million as of December 31, 2001. Our Consumer Division backlog increased from $721,000 as of December 31, 2001, to $1.5 million as of December 31, 2002, as a result of increased Consumer Division orders booked in the fourth quarter of 2002 compared to the fourth quarter of 2001.

Gross Profit. Our gross profit decreased 10.1% from $36.4 million in 2001 to $32.9 million in 2002. Gross profit as a percentage of revenues decreased from 22.2% in 2001 to 18.7% in 2002. Gross profit as a percentage of revenues declined from 2001 to 2002 due primarily to sharp declines in DRAM pricing during the second quarter of 2002, after consolidation discussions between Micron and Hynix failed, which resulted in 14.2% gross profit as a percentage of revenue in that quarter. Gross profit as a percentage of revenues was relatively flat for our OEM Division at 30.1% in 2002 compared to 29.6% in 2001. Gross profit as a percentage of revenues for our Consumer Division decreased to 15.1% in 2002 from 19.1% in 2001 due primarily to the impact of DRAM price declines for the second quarter of 2002 on DRAM inventory held in stock. As a result of our OEM Division selling a larger percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products, gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division.

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

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses decreased 7.1% from $11.3 million in 2001 to $10.5 million in 2002. The decline in general and administrative expenses was primarily due to reductions in legal expense of approximately $600,000, bad debt expense of approximately $400,000 and payroll expense of approximately $100,000. General and administrative expenses as a percentage of revenues decreased from 6.9% in 2001 to 5.9% in 2002 primarily due to reduced legal, bad debt and payroll expenses and increased revenues.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 102.3% from $4.3 million in 2001 to $8.7 million in 2002. Research and development expenses as a percentage of revenues increased from 2.6% in 2001 to 4.9% in 2002. Research and development expenses increased year-over-year from 2001 to 2002 due to a significant expansion of our research and development staff to serve our growing OEM Division customer base and to develop new product lines. In January 2002, we completed a $2.3 million acquisition of the assets, including intellectual property, of Irvine Networks, LLC, and hired their engineering staff. Irvine Networks, renamed our Xiran Division, is developing a universal solution to accelerate the delivery of content between network and storage. Operating costs for the Xiran Division were approximately $6.5 million in 2002, excluding a $1.6 million in-process research and development charge related to the acquisition. The Xiran Division received its ASIC, the key component in its universal solution, from its fabrication partner, IBM, in December 2002 and integrated the ASIC into board and system level products. The Xiran Division generated nominal revenues in the fourth quarter of 2003.

In-process Research and Development. We did not have in-process research and development expenses in 2001. In-process research and development expenses were $1.6 million in 2002 and were related to the acquisition of the assets of Irvine Networks in January 2002.

Interest (Income) Expense, Net. Interest (income) expense, net is comprised primarily of interest income from our cash, cash equivalents and marketable securities and interest expense related to our line of credit and equipment financing. Interest (income) expense, net was ($778,000) in 2002 compared to ($1.4) million in 2001. Interest income was $855,000 in 2002 and $1.6 million in 2001. Interest income decreased from 2001 to 2002 due primarily to lower interest rates. Interest expense was $77,000 in 2002 and $200,000 in 2001. Interest expense decreased from 2001 to 2002 due to the maturation and pay down of a portion of our equipment loans and capital leases.

(Benefit) provision for income taxes. (Benefit) provision for income taxes was ($3.7) million in 2002 and $1.7 million in 2001. (Benefit) provision for income taxes as a percentage of (loss) income before (benefit) provision for income taxes was 72.7% in 2002 compared to 39.7% in 2001. The increase in the effective rate in 2002 resulted from the application of state net operating loss carryforwards, prior year research and development and state enterprise zone hiring credits of approximately $927,000 taken in 2002 and current year research and development and state enterprise zone hiring credits of approximately $934,000.

Net (Loss ) Income. Net (loss) income was ($1.4) million in 2002 and $2.5 million in 2001.

Liquidity and Capital Resources

As of December 31, 2003, we had working capital of $114.1 million, including $30.8 million of cash and cash equivalents and $45.6 million in marketable securities, compared to working capital of $60.7 million, including $24.4 million of cash and cash equivalents and $19.5 million in marketable securities as of December 31, 2002. Current assets were 5.5 times current liabilities at the end of 2003, compared to 3.9 times current liabilities at the end of 2002.

Net cash used in operating activities was $20.0 million in 2003. Net cash used by operating activities resulted primarily from an increase in net accounts receivable of $14.0 million and an increase in net inventory of $12.6 million, partially offset by an increase in accounts payable of $4.0 million and non-cash depreciation and amortization of $3.5 million. Net inventory, net accounts receivable and accounts payable growth resulted from a 49.1% increase in revenues in the fourth quarter of 2003 compared to the fourth quarter of 2002.

Net cash used in operating activities was $217,000 in 2002. Net cash used by operating activities resulted primarily from an increase in net accounts receivable of $6.4 million and an increase in net inventory of $4.3 million, partially offset by an increase in accounts payable of $6.1 million and non-cash depreciation of $3.5 million. Net inventory, net accounts receivable and accounts payable growth resulted from a 28.7% increase in revenues in the fourth quarter of 2002 compared to the fourth quarter of 2001.

Net cash used in investing activities was $28.2 million in 2003, compared to $26.5 million in 2002. In 2003, net cash used in investing activities was attributable primarily to $26.1 million of investments in marketable securities. In 2002, net cash used in investing activities resulted primarily from an investment in marketable securities of $19.5 million, purchases of furniture, fixtures and equipment of $5.4 million and an acquisition of assets for $2.3 million. Although we had no material capital expense commitments as of December 31, 2003, we expect to spend up to approximately $3.0 million to $5.0 million during the next 24 months, primarily for manufacturing, testing and engineering equipment.

Net cash provided by financing activities was $54.5 million in 2003. In 2003, net cash provided by financing activities was attributable primarily to $53.3 million in proceeds related to the issuance of common stock in our follow-on public offering in the fourth quarter of 2003 and $1.3 million in proceeds related to the issuance of stock related to our employee stock purchase plan and stock option exercises. Net cash used in financing activities was $681,000 in 2002 and resulted from the repayment of borrowings from banks and capital lease obligations of $1.5 million, partially offset by the issuance of common stock for proceeds of $772,000 related to our employee stock purchase plan and stock option exercises.

In prior years, we entered into several capital leases and loans to finance manufacturing and testing equipment. Our obligations under capital leases were $0 and $113,000 on December 31, 2003 and 2002, respectively, with interest rates ranging from 8.1% to 9.6% per annum.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2003. We do not have off-balance sheet financing arrangements as of December 31, 2003.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,725,000	$1,007,000	$1,339,000	$1,206,000	$5,173,000

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2003, 2002 and 2001.

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to our consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatory redeemable non-controlling interests). For all instruments that existed prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatory redeemable non-controlling interests). For mandatory redeemable non-controlling interests, the FASB has deferred certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

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

•	Reserves for inventory excess, obsolescence and lower of market values over costs. We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of our inventory to its market value.

•	Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them.

If we reduce the list price of our products, these customers may receive a credit from us. We estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” Sales and marketing incentives amounted to $8.4 million for 2003 and $7.5 million for 2002, respectively, of which $4.9 million and $3.4 million, respectively, were offset against revenues, and $3.5 million and $4.1 million, respectively, were charged as an operating expense.

Consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit; and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our customers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

•	Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded.

•	Litigation and other contingencies. Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, our management will assess whether such information warrants the recording of additional expense relating to our contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

•	Valuation of long-lived assets. We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy can significantly reduce the estimated useful life of such assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2003, our cash and cash equivalents were $30.8 million invested in money market and other interest bearing accounts.

At December 31, 2003, our investment in marketable securities was $45.6 million. The marketable securities consist of certificates of deposit with an original maturity of one year at different financial institutions and auction rate securities. At December 31, 2003, these marketable securities had a weighted-average time to maturity of approximately 27.1 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $308,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of December 31, 2003 were as follows:

	Expected Maturity Date		Total	Fair Value 12/31/2003
	2004	Thereafter
Investments
Cash and cash equivalents:
Money Market Funds	$30,769,000	$0	$30,769,000	$30,769,000
Weighted average interest rate	1.00%		1.00%	0.00%
Total cash and cash equivalents	$30,769,000	$0	$30,769,000	$30,769,000
Weighted average interest rate	1.00%		1.00%	0.00%
Marketable securities	$45,625,000	$0	$45,625,000	$45,625,000
Weighted average interest rate	1.27%		1.27%	0.00%

Foreign Currency Exchange Rate Risk

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SimpleTech, Inc.’s consolidated financial statements, schedule and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d –15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. In addition to carrying out the evaluation of our disclosure controls and procedures as discussed above, we reviewed the components of our controls and procedures in response to the revision of our previously issued consolidated financial statements. We placed particular emphasis on internal controls related to the calculation of depreciation expense. During the first quarter of 2004, we strengthened internal controls related to the review of depreciation expense for all fixed asset categories.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in “Proposal 1: Elections of Directors” “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” section of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in “Proposal 2: Ratification of Appointment of Independent Accountants” section of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Page
Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves	S-2

3. Exhibits. The Exhibits filed as part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

We filed or furnished four reports on Form 8-K during our fourth quarter of 2003. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description
October 2, 2003*	7 and 12	On October 1, 2003, we issued a press release updating our guidance for the third quarter ended September 30, 2003.
October 24, 2003	5 and 7	On October 24, 2003, we issued a press release announcing the pricing of our follow-on public offering of common stock.
November 4, 2003	5 and 7	On November 4, 2003, we issued a press release announcing that the underwriters of our follow-on public offering have elected to exercise their over-allotment option.
November 5, 2003*	7 and 12	On November 5, 2003, we issued a press release announcing our financial results for the third quarter ended September 30, 2003.

*	In accordance with General Instruction B.6 of Form 8-K, the information in the Form 8-K and the exhibit attached thereto was not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report on Form 10-K), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.

(c) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Number	Description

3.1 (a)	Amended and Restated Articles of Incorporation

3.1.1 (a)	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000

3.1.2 (b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.

3.2 (a)	Amended and Restated Bylaws

4.1 (a)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.

4.2 (a)	Specimen Stock Certificate

10.1 (a)	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.

10.2 (a)	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.

10.3 (c)†	2000 Stock Incentive Plan (as amended and restated)

10.4 (c)†	2000 Employee Stock Purchase Plan (as amended and restated)

10.5 (a)	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers

10.6 (a)†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)

10.7 (a)	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.

10.8 (a)	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.

10.9 (d)	Employment Agreement, dated November 11, 2002, by and between SimpleTech, Inc. and Thomas A. Beaver

10.10 (e)	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)

10.11 (e)	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)

21.1	List of Subsidiaries of SimpleTech, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.
(b)	This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001, filed with the Securities and Exchange Commission on May 14, 2001, and is incorporated by reference herein.
(c)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-8 with the Securities and Exchange Commission on May 20, 2003, and is incorporated by reference herein.
(d)	This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities Exchange Commission on March 25, 2003, and is incorporated by reference herein.
(e)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective October 23, 2003 (File No. 333-109372), and is incorporated by reference herein.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(d) Financial Statement Schedule:

The financial statement schedule for SimpleTech, Inc. is set forth in (a)(2) of Item 14 above.

SIMPLETECH, INC.

REPORT OF INDEPENDENT AUDITORS

The Shareholders and Board of Directors of

SimpleTech, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SimpleTech, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its consolidated financial statements at December 31, 2002 and for each of the two years ended December 31, 2002.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California

March 30, 2004

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
		Revised (Note 2)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$30,769	$24,442
Marketable securities	45,625	19,530
Accounts receivable, net of allowances of $1,100 and $782 at December 31, 2003 and 2002, respectively	33,036	19,019
Inventory, net	26,704	14,141
Deferred income taxes	1,087	28
Other current assets	2,236	3,859

Total current assets	139,457	81,019
Furniture, fixtures and equipment, net	9,263	10,347
Intangibles, net	372	496
Deferred income taxes	4,577	2,378

Total assets	$153,669	$94,240

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$20,388	$16,381
Current maturities of capital lease obligations	—	113
Accrued and other liabilities	4,957	3,844

Total liabilities	25,345	20,338

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,776,257 shares issued and outstanding as December 31, 2003; 38,725,800 shares issued and outstanding as of December 31, 2002	48	39
Additional paid-in capital	122,777	66,716
Retained earnings	5,499	7,147

Total shareholders’ equity	128,324	73,902

Total liabilities and shareholders’ equity	$153,669	$94,240

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
		Revised (Note 2)
Net revenues	$211,806	$176,531	$164,241
Cost of revenues	175,927	143,582	127,832

Gross profit	35,879	32,949	36,409

Sales and marketing	20,735	18,151	18,078
General and administrative	10,545	10,452	11,262
Research and development	8,757	8,650	4,297
In-process research and development (Note 7)	—	1,560	—

Total operating expenses	40,037	38,813	33,637

(Loss) income from operations	(4,158)	(5,864)	2,772
Interest income	557	855	1,595
Interest expense	—	77	200

(Loss) income before (benefit) provision for income taxes	(3,601)	(5,086)	4,167
(Benefit) provision for income taxes	(1,953)	(3,695)	1,655

Net (loss) income	$(1,648)	$(1,391)	$2,512

Net (loss) income per share:
Basic	$(0.04)	$(0.04)	$0.07

Diluted	$(0.04)	$(0.04)	$0.06

Shares used in computing net (loss) income per share:
Basic	40,408,610	38,515,825	38,126,687

Diluted	40,408,610	38,515,825	39,435,505

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Unearned Stock Based Compensation	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balances, December 31, 2000	37,572,667	$38	$63,911	$(62)	$6,026	$69,913
Net income (Revised—Note 2)					2,512	2,512
Compensation related to stock options vesting				47		47
Issuance of common shares under employee stock purchase plan	99,826		327			327
Stock buyback	(72,500)		(92)			(92)
Exercise of stock options	672,057		729			729
Tax benefits from exercise of stock options			609			609

Balances, December 31, 2001 (Revised—Note 2)	38,272,050	38	65,484	(15)	8,538	74,045
Net loss (Revised—Note 2)					(1,391)	(1,391)
Compensation related to stock options vesting			48	15		63
Issuance of common shares under employee stock purchase plan	94,833		222			222
Exercise of stock options	358,917	1	549			550
Tax benefits from exercise of stock options			413			413

Balances, December 31, 2002 (Revised—Note 2)	38,725,800	39	66,716	—	7,147	73,902
Net loss					(1,648)	(1,648)
Issuance of common share under stock offering	8,100,000	8	53,122			53,130
Exercise of stock options	854,792	1	1,303			1,304
Issuance of common shares under employee stock purchase plan	95,665		203			203
Tax benefits from exercise of stock options			1,433			1,433

Balances, December 31, 2003	47,776,257	$48	$122,777	$—	$5,499	$128,324

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
		Revised (Note 2)
Cash flows from operating activities:
Net (loss) income	$(1,648)	$(1,391)	$2,512
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,542	3,545	3,029
(Gain) loss on sale of furniture, fixtures and equipment	(50)	122	50
Restructuring and impairment charges	(141)	—	141
Accounts receivable provisions	2,164	1,463	2,003
Inventory excess and obsolescence expense	367	304	759
Deferred income taxes	(3,258)	(1,033)	1,016
Compensation related to stock options vesting	—	63	47
Tax benefit from exercise of stock options	1,433	413	609
In-process research and development	—	1,560	—
Change in operating assets and liabilities:
Accounts receivable	(16,181)	(7,880)	13,498
Inventory	(12,930)	(4,602)	20,450
Other assets	1,623	497	(3,287)
Accounts payable	4,007	6,061	(15,630)
Accrued and other liabilities	1,113	661	(1,036)

Net cash (used in) provided by operating activities	(19,959)	(217)	24,161

Cash flows from investing activities:
Marketable securities	(26,095)	(19,530)	—
Purchase of furniture, fixtures and equipment	(2,329)	(5,383)	(5,796)
Proceeds from sale of furniture, fixtures and equipment	186	717	393
Acquisition of assets	—	(2,295)	—

Net cash used in investing activities	(28,238)	(26,491)	(5,403)

Cash flows from financing activities:
Repayments of borrowings from banks	—	(1,012)	(832)
Payments on capital lease obligations	(113)	(441)	(806)
Proceeds from exercise of stock options	1,304	550	729
Stock buyback	—	—	(92)
Proceeds from issuance of common stock	53,333	222	327

Net cash provided by (used in) financing activities	54,524	(681)	(674)

Net increase (decrease) in cash	6,327	(27,389)	18,084
Cash and cash equivalents at beginning of period	24,442	51,831	33,747

Cash and cash equivalents at end of period	$30,769	$24,442	$51,831

Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$6	$10	$4,025
Interest	$—	$78	$197

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization:

Simple Technology, Inc., incorporated in March 1990 and renamed SimpleTech, Inc. in May 2001, designs, manufactures and markets a comprehensive line of memory and storage products, as well as connectivity products that connect memory cards and hard drive upgrade kits to PCs. The Company’s memory and storage products are based on dynamic random access memory, or DRAM, static random access memory, or SRAM, and Flash memory technologies. These products are used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and Original Equipment Manufacturer, or OEM, applications. The Company offers its products through its OEM Division and Consumer Division. Consumer Division channels include value added resellers, mail order, distributors and mass market retailers. The OEM Division sells primarily custom memory products for newly manufactured systems, with most sales based on a cooperative effort between the Company’s design team and the engineers of the OEM Division customers.

2. Revision of Financial Statements

The Company is revising its previously issued consolidated financial statements for the years ended December 31, 2002 and 2001, and for the first three quarters of December 31, 2003 and for each of the quarters in the year ended 2002 for the following four items:

•	In December 2003, the Company discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, operating expenses have been decreased by $185,000 in 2002 and $123,000 in 2001.

•	In the quarter ended June 30, 2003, the Company determined that the acquisition of Irvine Networks, LLC (now known as the Company’s Xiran Division) previously recorded as a business combination in the quarter ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in its previously issued financial statements for the quarter ended June 30, 2003, the Company recorded the effect of correcting this accounting entirely in that quarter, rather than by revising its previously issued financial statements. As a consequence, in the quarter ended June 30, 2003, the Company previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the quarter ended June 30, 2003. After further analysis, the Company has now determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, the Company has now revised its previously issued financial statements primarily to (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the quarter ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the quarter ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition.

•	The Company has now recorded in the quarter ended December 31, 2001 a write-down of $141,000 of certain fixed assets which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the quarter ended March 31, 2003.

•	The Company has now recognized in income in the quarter ended December 31, 2001 a $308,000 grant from the Scottish government which is the period when the conditions relating to the grant were met. This grant was originally recognized in income by the Company in the quarter ended June 30, 2003.

The combined effect of these revisions increased the Company’s net loss by $85,000 in 2002 and increased its net income by $172,000 in 2001. Additionally, these revisions reduced fully diluted earnings per share by $.01 in 2002 and had no impact on fully diluted earnings per share in 2001. See Note 12, “Selected Quarterly Financial Data (Unaudited)” for the effect of these revisions on quarterly results.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the revisions described above on 2002 and 2001 is as follows (in thousands, except per share data):

Statement of Operations:

	December 31, 2002		December 31, 2001
Year Ended:	As Reported	As Revised	As Reported	As Revised
Gross Profit	$32,949	$32,949	$36,550	$36,409
(Loss) income before (benefit) provision for income taxes	(4,943)	(5,086)	3,877	4,167
Net (loss) income	(1,306)	(1,391)	2,340	2,512
Net (loss) income per share:
Basic	$(0.03)	$(0.04)	$0.06	$0.07
Diluted	$(0.03)	$(0.04)	$0.06	$0.06

Balance Sheet:

	December 31, 2002
Year Ended:	As Reported	As Revised
Other current assets	$3,919	$3,859
Total current assets	81,079	81,019
Furniture, fixtures and equipment, net	10,169	10,347
Intangible assets, net	835	496
Total assets	94,461	94,240
Retained earnings	7,060	7,147
Total shareholders’ equity	73,815	73,902
Total liabilities and shareholders’ equity	94,461	94,240

3. Summary of Significant Accounting Policies:

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of SimpleTech, Inc. and its subsidiaries in California, Canada and Scotland (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

Cash and cash equivalents consist primarily of cash in banks and money market funds. All highly liquid investments with a maturity date of three months or less when acquired are considered to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Marketable Securities:

Marketable securities consist primarily of certificates of deposit with an original maturity of one year at several different financial institutions and auction rate securities. The certificates of deposit are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. The auction rate securities are available for sale. These securities are stated at cost, which approximates fair market value, and the gross unrealized gains and losses on these securities have historically not been material.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable:

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product sales, reduced by reserves for the estimated amount deemed uncollectible due to bad debt, price protections and sales returns. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Additionally, the Company maintains allowances for limited price protection rights for inventories of its products held by its customers as a result of recent sales transactions to them.

If the Company reduces the list price of its products, these customers may receive a credit from the Company. The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. The amount charged to operations for amounts deemed uncollectible as a result of bad debt are based on the sum of (i) the actual amounts incurred during the year and (ii) the Company’s estimate of the amount needed on those ending accounts receivable balances, relating to the identification of specific accounts. Amounts charged to operations for amounts pursuant to price protection and sales returns are based on the sum of (i) the actual amounts incurred during the year and (ii) the Company’s estimate of the amounts required, but not yet incurred, relating to the identification of specific accounts for price protection and current and historical information for sales returns. For the years ended December 31, 2003, 2002, and 2001, amounts charged to operations for uncollectible accounts for bad debt, price protection and sales returns were approximately $2,164,000, $1,463,000 and $2,003,000, respectively.

Inventory:

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company generally purchases raw materials in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit the Company’s ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. The Company regularly monitors potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduces the carrying amount of its inventory to its market value.

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

Revenue Recognition:

Product sales and related cost of sales are recognized upon the shipment of product to customers provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. The terms of substantially all product sales are FOB shipping point. A substantial portion of the Company’s sales through its Consumer Division includes limited rights to return unsold inventory. In addition, some customers have limited price protection rights for inventories of the Company’s products held by them. If the Company reduces the list price of their products, these customers may be entitled to receive credits from the Company. The

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company provides for estimated future returns of inventory, limited price protection arrangements and the estimated costs of warranty at the time of sale based on historical experience.

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2003, 2002 and 2001, shipping and handling costs were approximately $2,300,000, $2,244,000 and $2,388,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2003, 2002 and 2001, shipping and handling billed to customers was $408,000, $361,000 and $461,000, respectively.

Sales and marketing incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” Sales and marketing incentives amounted to $8,427,000 for 2003 and $7,529,000 for 2002, of which $4,932,000 and $3,415,000, respectively, were offset against revenues, and $3,495,000 and $4,114,000, respectively, were charged as an operating expense.

Consideration generally given by the Company to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if the Company receives an identifiable benefit in return for the consideration given to its customer that is sufficiently separable from the Company’s sales to that customer, such that the Company could have paid an independent company to receive that benefit; and the Company can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. The Company estimates the fair value of the benefits its receives by tracking the advertising done by its customers on the Company’s behalf and calculating the value of that advertising using a comparable rate for similar publications.

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising costs were approximately $2,114,000, $2,469,000 and $2,914,000, respectively.

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

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation:

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. The fair value method for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option grant under the Plan and subsequent to the Company’s 2000 initial public offering was estimated on the date of the grant using the Black-Scholes option-pricing model. The assumptions used for the period from September 28, 2000 through December 31, 2003, were as follows: the risk-free interest rate ranged from 2.14% to 3.50% in 2003, 2.67% to 4.92% in 2002, 3.62% to 4.87% in 2001, and 5.84% to 6.01% from September 28, 2000 to December 31, 2000; generally the exercise price was equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is 5 years; the forfeiture rate is estimated at 8.0%; expected volatility ranged from 63% to 65% and the common stock is not expected to pay dividends.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2003, 2002 and 2001 follows:

	Year Ended December 31,
		Revised (Note 2)
	2003	2002	2001
(Loss) income before income taxes, as reported	$(3,601,000)	$(5,086,000)	$4,167,000
Additional compensation expense per SFAS No. 123	$(5,555,000)	$(3,614,000)	$(3,992,000)

Pro forma (loss) income before (benefit) provision for income taxes	$(9,156,000)	$(8,700,000)	$175,000
Pro forma (benefit) provision for income taxes	$(4,064,000)	$(5,068,000)	$73,000

Pro forma net (loss) income	$(5,092,000)	$(3,632,000)	$102,000
Net (loss) income as reported/revised	$(1,648,000)	$(1,391,000)	$2,512,000
Basic net (loss) income per share:
Pro Forma	$(0.13)	$(0.09)	$(0.00)
As reported/revised	$(0.04)	$(0.04)	$0.07
Diluted net (loss) income per share:
Pro Forma	$(0.13)	$(0.09)	$(0.00)
As reported/revised	$(0.04)	$(0.04)	$0.06
Weighted average shares outstanding:
Basic	40,408,610	38,515,825	38,126,687
Diluted	40,408,610	38,515,825	39,435,505

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS No. 123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15, and 25” (FIN 28). Under SFAS No. 123 and FIN 28, the Company records compensation expense based on the then-current fair values of the stock options at each financial date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value.

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

For the year ended December 31, 2001, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,308,818. Because of the net losses during the years ended December 31, 2003 and 2002, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive. If potential common shares were included, the number of shares used to compute net loss per share would have been increased by approximately 3,272,000 shares and 2,310,000 shares for the years ended December 31, 2003 and 2002 respectively.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable. As of December 31, 2003 approximately 21% of accounts receivable were concentrated with two customers and at December 31, 2002 approximately 15% of accounts receivable were concentrated with one customer. For the years ended December 31, 2003, 2002 and 2001, sales to CDW Computer Centers comprised 19%, 21% and 20%, respectively, of the Company’s revenues. For the year ended December 31, 2001, sales to Unisys accounted for 11% of the Company’s revenues. No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2003 and 2002, or for each of the three years in the period ended December 31, 2003. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2003 and 2002, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

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

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements. The estimated future costs of repair or replacement are immaterial.

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

In-Process Research and Development:

In connection with the acquisition of substantially all the assets of Irvine Networks, LLC (which resulted in the creation of the Company’s Xiran Division), the Company determined the amount allocated to in-process research and development utilizing the discounted cash flow appraisal method. The value of the technology acquired was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets over the life of the technology. At the time of the valuation, significant assumptions forming the basis of the appraisal were that material cash inflows will commence in 2004; estimated costs to complete the product will be $8.5 million; and a discount rate of 60% which considered the stage of development of the Xiran’s technology, and the nature of projections.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements:

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. The Company adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatory redeemable non-controlling interests). For all instruments that existed prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatory redeemable non-controlling interests). For mandatory redeemable non-controlling interests, the FASB has deferred certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to the Company’s results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to the Company’s consolidated financial position, results of operations or cash flows, and the Company does not believe the adoption of FIN 46R for non-SPEs will have a material impact to its consolidated financial position, results of operations or cash flows.

Reclassifications:

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

4. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which its executive offices, manufacturing, engineering, research and development and testing

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations are located. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech. MDC has no operations other than leasing transactions with the Company.

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent is $17,000 until August 1, 2005, at which time the monthly base rent will be adjusted based by an independent appraiser. Beginning on August 1, 2007, the monthly base rent will be adjusted every two years based on the change in the Consumer Price Index.

An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent is $33,000 until August 1, 2005, at which time the monthly base rent will be adjusted based by an independent appraiser. Beginning on August 1, 2007, the monthly base rent will be adjusted every two years based on the change in the Consumer Price Index

Building rent expense for these two facilities amounted to $603,000 for each of the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, 2002 and 2001, there was no outstanding facility rent owed to MDC.

In 1996 and 1997, the Company entered into equipment leases with MDC Land Corporation, a corporation owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. In December 2001, the Company exercised its purchase option under the capital leases by purchasing all of the related equipment for approximately $21,000. Equipment lease payments amounted to $0 in 2003, $0 in 2002 and $385,000 in 2001. At December 31, 2003, 2002 and 2001, there was no outstanding equipment lease payments owed to MDC.

In 2003, the Company purchased $66,000 in testing services from QualCenter, Inc., a Texas S Corporation company beneficially owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. QualCenter is located in Houston, Texas and tests memory modules for numerous third-party memory companies on an exclusive basis for Compaq Corporation under an arrangement whereby Compaq defines and specifies all test and evaluation procedures and methodologies.

5. Inventory:

Inventory consists of the following:

	December 31,
	2003	2002
Raw materials	$13,587,000	$6,325,000
Work-in-progress	1,477,000	364,000
Finished goods	12,683,000	8,256,000

	27,747,000	14,945,000
Valuation allowances	(1,043,000)	(804,000)

	$26,704,000	$14,141,000

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment consist of the following:

	December 31,
	2003	2002 Revised (Note 2)
Furniture and fixtures	$370,000	$325,000
Equipment	26,272,000	24,658,000

	26,642,000	24,983,000
Accumulated depreciation and amortization	(17,379,000)	(14,636,000)

	$9,263,000	$10,347,000

For the years ended December 31, 2003, 2002 and 2001, the Company recorded depreciation and amortization expense of approximately $3,542,000, $3,545,000 (revised) and $3,029,000 (revised), respectively.

At December 31, 2003, there were no furniture, fixtures and equipment under capital leases. At December 31, 2002, furniture, fixtures and equipment included approximately $1,978,000 of assets under capital leases with associated accumulated amortization of approximately $1,881,000.

7. Acquisition of Assets

In January 2002, the Company acquired substantially all the assets, including intellectual property, of Irvine Networks, LLC, a development stage enterprise, for $2.3 million in cash. The Company retained the engineering staff of Irvine Networks, LLC, which was subsequently renamed the Xiran Division. In connection with the acquisition, approximately $1.6 million of the purchase price was allocated to in-process research and development (“IPR&D”). The amount attributed to IPR&D was expensed at the date of acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative use. In addition, approximately $620,000 and $115,000 of the purchase price was allocated to intangible assets and fixed assets, respectively.

The acquisition added significant expertise in content delivery and storage system design. The Xiran Division is developing a universal solution to accelerate the delivery of content between network and storage. The success of the solution and the Xiran Division will depend in significant part upon the ability to develop, introduce and sell the product on a timely and cost-effective basis, and to respond to changing customer requirements.

Intangibles consisted of the following:

	December 31,
	2003	2002 (Note 2)
Assembled workforce	$620,000	$620,000
Accumulated amortization	248,000	124,000

Intangibles, net	$372,000	$496,000

Amortization expense of $124,000 per year will be charged to operations until these assets are fully amortized.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes:

The (benefit) provision for income taxes consists of the following:

	December 31,
	2003	2002 Revised (Note 2)	2001 Revised (Note 2)
Current
Federal	$1,187,000	$(2,851,000)	$645,000
State	242,000	189,000	(6,000)
Foreign	(124,000)	—	—

	1,305,000	(2,662,000)	639,000

Deferred
Federal	(2,563,000)	1,058,000	948,000
State	(695,000)	(2,091,000)	68,000

	(3,258,000)	(1,033,000)	1,016,000

Total (benefit) provision for income taxes	$(1,953,000)	$(3,695,000)	$1,655,000

For 2003, the difference between the effective rate and the expected U.S. federal tax rate is due primarily to state taxes and an increase in deferred tax assets as a result of current year research and development tax credits recorded in 2003. For 2002, the difference between the effective rate and the expected U.S. federal tax rate is due to an increase in deferred tax assets as a result of prior year and current year federal and state research and development and other tax credits recorded in 2002. For 2001, the difference between the effective rate and the expected U.S. federal tax rate is due primarily to state taxes and other permanent differences between tax and financial reporting income.

The (benefit) provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	2003	2002 Revised (Note 2)	2001 Revised (Note 2)
Statutory regular federal income tax	(35.0)%	(35.0)%	35.0%
State taxes, including state tax credits net of federal Benefit	(8.1)	(24.5)	1.4
Federal tax credits	(5.8)	(13.9)	0.0
Other	(5.3)	0.7	3.3

	(54.2)%	(72.7)%	39.7%

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2003	2002
Current deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$741,000	$645,000
Accrued expenses	265,000	191,000
State taxes	—	(880,000)
Other	81,000	72,000

Total current	1,087,000	28,000

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	(234,000)	(189,000)
Operating loss carryforwards	4,240,000	1,214,000
Credit carryforwards	3,018,000	2,327,000
State taxes	(1,125,000)	—
Other	13,000	9,000

	5,912,000	3,361,000
Valuation allowance	(1,335,000)	(983,000)

Total noncurrent	4,577,000	2,378,000

	$5,664,000	$2,406,000

At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $6.8 million and $5.9 million, respectively, which begin to expire in 2023 and 2013, respectively.

At December 31, 2003, the Company has federal research and development credit carryforwards of approximately $800,000, which begin to expire in 2022. In addition, at December 31, 2003 the Company had the following state credits: research and development credit carryforwards of approximately $1.4 million, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $1.5 million, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $498,000, which begin to expire in 2009. Management believes that a valuation allowance against the net deferred tax asset is not required since it expects this asset to be realized through future taxable income.

For income tax purposes, the Company’s foreign subsidiary, Simple Technology Limited, is treated as a separate entity and, therefore, is not subject to U.S. taxation.

The Company’s foreign subsidiary, SimpleTech Europe, is treated as a branch partnership for income tax purposes and, therefore, is subject to U.S. taxation. At December 31, 2003 and 2002, this entity had U.K. net operating loss carryforwards of $4.4 million and $3.2 million, respectively. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a valuation allowance against these deferred tax assets since management believes that it is most likely that this foreign subsidiary’s U.K. net operating loss carryforwards will not be fully utilized.

9. Commitments and Contingencies:

DPAC Technologies, Inc.—Patent Infringement

On September 23, 1998, the Company filed a lawsuit against DPAC Technologies, Inc., formerly Dense-Pac Microsystems, Inc. (“DPAC”), in the United States District Court for the Central District of California for

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

infringement of the Company’s IC Tower stacking patent, U.S. Patent No. 5,514,907. On March 29, 2001, the District Court entered final judgment finding DPAC did not infringe the Company’s patent and that the Company did not infringe DPAC’s patent. The Appeals Court affirmed the final judgment on March 7, 2002. On June 3, 2002, the Company filed a petition for certiori with the U.S. Supreme Court. On October 7, 2002, the petition to the Supreme Court was granted and the matter was remanded to the Circuit Court of Appeals. DPAC filed a motion for summary affirmance with the Circuit Court of Appeals. The Court of Appeals denied the motion and remanded the matter back to District Court to reconsider the case in light of a recent decision by the U.S. Supreme Court. On September 15, 2003, the District Court re-entered judgment that DPAC does not infringe the Company’s patent. Subsequently, the Company filed the appropriate documents to seek review of the last decision.

On March 8, 2004, the Company entered into a confidential settlement agreement whereby it agreed to dismiss with prejudice its appeal of the case. Under the settlement, the Company granted DPAC a paid-up, non-exclusive license under the affected patents. This settlement is a complete and amicable resolution and should not be construed as an admission by any of the parties to this litigation of any wrongdoing.

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative. The Company has not made any such estimate at this time since it is not probable there will be an unfavorable outcome.

Lexar Media, Inc.—Unfair Trade Practice

The Company’s lawsuit against Lexar Media for unfair trade practices in the United States District Court for the Central District of California was dismissed in August 2003. In connection with that lawsuit, Lexar Media filed on March 20, 2003 a counter claim against the Company alleging that the Memory Stick products sold by the Company violate Lexar Media’s U.S. patent No. 5,479,638. Lexar Media is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages. The Company purchased Memory Stick products from I-O Data. Under the terms of the distribution agreement with I-O Data, I-O Data has agreed to indemnify, defend and hold the Company harmless from claims, damages, losses and costs which may arise from the alleged infringement by its products of third-party patents, trademarks or other proprietary rights. After initially agreeing to indemnify the Company and assume its defense, I-O Data failed to assume the Company’s defense. As a result, the Company filed an answer to Lexar Media’s counter claim and filed a Third Party Complaint against I-O Data asking for indemnification. In December of 2003, the Company settled its lawsuit with Lexar Media, who also dismissed the case against I-O Data. The Company has filed suit against I-O Data seeking recovery of damages, including those related to the Lexar Media case.

Interactive Flight Technologies, Inc.

On June 8, 1998, Interactive Flight Technologies, Inc. filed a lawsuit against Avnet, Inc. in the Superior Court of Maricopa County, Arizona seeking an award for direct and consequential damages arising from the Company’s sale of allegedly defective hard disk drives to Avnet for inclusion in an in-flight entertainment

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Staktek Corporation—Patent Infringement

On July 30, 2003, the Company filed a lawsuit against Staktek Corporation in the United States District Court for the Central District of California for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916. The Company is seeking monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages. Staktek has answered the complaint denying infringement and alleging that the patent is invalid. No court dates have been set.

On October 10, 2003, Staktek Group, L.P., a subsidiary of Staktek Corporation, filed a lawsuit against the Company in the United States District Court for the Western District of Texas alleging that its IC Tower stacking products infringe on Staktek’s U.S. patents Nos. 6,025,642 and 6,049,123. Staktek is seeking a permanent injunction against further infringement of the ’642 and ’123 patents, monetary damages in an amount to be stated later, interest on damages, costs and attorneys’ fees and trebled damages. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative, and the Company has not made any such estimate at this time. No court dates have been set.

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

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

As discussed in Note 4, the Company leases its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of the Company. The Company also leases a 12,000 square foot office space for research and development and various small facilities for sales offices and storage from unaffiliated third parties under operating leases with initial noncancelable lease terms ranging from 2 to 4 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows:

	Operating Leases (Related Party)	Operating Leases (Third Party)
2004	$603,000	$404,000
2005	603,000	133,000
2006	603,000
2007	603,000
2008	603,000
Thereafter	5,173,000

Net minimum lease payments	$8,188,000	$537,000

Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $1,009,000, $1,030,000 and $783,000, respectively, inclusive of related party balances.

Repurchase Agreements

The Company is contingently liable at December 31, 2003, to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory would be repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The amount of potential product returns is estimated and provided for in the period of the sale for financial reporting purposes. As of December 31, 2003, the Company has never been required to repurchase inventory in connection with the customer default agreements noted above. However, there can be no assurance that the Company will not be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $1,200,000, $876,000 and $1,100,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

401(k) Plan

The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2003, 2002 and 2001, the Company made matching contributions of approximately $506,000, 492,000 and $424,000, respectively.

Company Stock Buy Back

In September 2001, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 1,800,000 shares of the Company’s common stock over an 18-month

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. The shares were permitted to be purchased from time to time, at prevailing market prices, through open market or unsolicited negotiated transactions, depending on market conditions and other considerations, until March 31, 2003. During 2001, the Company repurchased 72,500 shares of its common stock for a total of $92,000 under this program. During 2002 and the first quarter of 2003, the Company did not repurchase any shares of its common stock under this program. Shares of common stock repurchased have been returned to the status of authorized but unissued shares of common stock and may be issued by the Company in the future.

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

On October 29, 2001, the compensation committee of the Board of Directors authorized the Company to implement an option exchange program pursuant to which the Company’s then-current employees, including executive officers, were given the opportunity to exchange their outstanding options to purchase shares of the Company’s common stock for new stock options for the same number of shares to be granted to them at a later date. At the conclusion of the option exchange program on December 20, 2001, the Company accepted for exchange and canceled options to purchase an aggregate of 2,309,500 shares of the Company’s common stock. On June 24, 2002, the Company issued replacement options to purchase an aggregate of 2,202,500 shares of the Company’s common stock at an exercise price of $5.75, which was the closing price per share of the Company’s common stock on the grant date. Options to purchase an aggregate of 107,000 shares of the Company’s common stock were exchanged and canceled, but not replaced, as a result of terminations of employees between the exchange date and the replacement grant date.

At December 31, 2003, the Plan provided for the issuance of up to 11,615,825 shares of common stock, including 2,777,471 shares subject to options transferred from the Predecessor Plan. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Balances at 12/31/00	6,268,471	$6.58
Granted	1,583,550	$2.60
Exercised	(672,057)	$1.08
Canceled/ forfeited	(3,434,850)	$9.95

Balances at 12/31/01	3,745,114	$2.78
Granted	4,678,900	$5.29
Exercised	(358,917)	$1.53
Canceled/ forfeited	(1,311,445)	$5.34

Balances at 12/31/02	6,753,652	$4.05
Granted	3,854,600	$3.82
Exercised	(854,792)	$1.53
Canceled/ forfeited	(761,165)	$4.47

Balances at 12/31/03	8,992,295	$4.13

Exercisable at 12/31/01	2,044,720	$1.80

Exercisable at 12/31/02	1,980,862	$1.93

Exercisable at 12/31/03	2,325,689	$3.60

At December 31, 2003, 139,123 options were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.06 to $ 2.20	1,262,434	$1.25	3.5	996,964	$1.12
$2.20 to $ 3.30	3,696,551	2.98	9.0	253,565	2.78
$3.30 to $ 5.50	937,050	4.65	8.1	226,786	4.60
$5.50 to $ 6.60	2,307,860	5.78	8.4	689,999	5.77
$6.60 to $11.00	788,400	8.67	8.6	158,375	9.62

	8,992,295	$4.13	7.9	2,325,689	$3.60

The weighted average grant date fair value per share of shares under option was $1.72, $2.47 and $1.20 for the years ended December 31, 2003, 2002 and 2001, respectively.

No compensation expense was recorded as a result of stock options granted to employees through December 31, 1998 or in the years ended December 31, 2003, 2002 and 2001 as the fair market value approximated the per share exercise price of the respective options granted. With respect to options granted to employees in 1999, there were 446,459 shares under options granted in January 1999 with an estimated fair market value of $1.58 per share, 65,910 granted in April 1999 and 6,591 granted in May 1999 with an estimated fair market value of $2.37 per share, all of which were granted at an exercise price of $1.18 per share. The difference between the exercise price and the fair market value at the date of grant of $262,000 was accounted for as unearned compensation and was amortized to expense over the related service period. The Company recorded

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a total of approximately $0, $63,000 and $47,000 as compensation expense for the years ended December 31, 2003, 2002 and 2001, respectively, related to options granted to employees.

11. Segment Information:

Historically, the Company has reported financial results for two reportable operating segments, OEM and Consumer. In January 2002, the Company acquired Irvine Networks, which was subsequently renamed the Xiran Division, and will report the Division’s operating results as a third operating segment.

The accounting policies for each of the reportable operating segments are the same as those described in Note 3 and reflect the information used by the Company’s management to evaluate the performance of its segments. For all three segments, the Company tracks separately net sales and gross profit. For the OEM and Consumer segments, the Company does not track separately operating expenses. For the Xiran segment, the Company does track operating expenses. The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s three reportable segments is shown in the following table:

	Year Ended December 31, 2003
	OEM	Consumer	Subtotal	Xiran	Consolidated
Net revenues	$58,424,000	$153,355,000	$211,779,000	$27,000	$211,806,000
Cost of revenues	45,579,000	130,346,000	175,925,000	2,000	175,927,000

Gross profit	$12,845,000	$23,009,000	35,854,000	25,000	35,879,000

Operating expenses			31,299,000	8,738,000	40,037,000

Income from operations			$4,555,000	$(8,713,000)	$(4,158,000)

	Year Ended December 31, 2002 (Revised—Note 2)
	OEM	Consumer	Subtotal	Xiran	Consolidated
Net revenues	$41,536,000	$134,995,000	$176,531,000	$0	$176,531,000
Cost of revenues	29,016,000	114,566,000	143,582,000	0	143,582,000

Gross profit	$12,520,000	$20,429,000	32,949,000	0	32,949,000

Operating expenses			30,817,000	7,996,000	38,813,000

Income (loss) from operations			$2,132,000	$(7,996,000)	$(5,864,000)

	Year Ended December 31, 2001 (Revised—Note 2)
	OEM	Consumer	Subtotal	Xiran	Consolidated
Net revenues	$48,037,000	$116,204,000	$164,241,000	$0	$164,241,000
Cost of revenues	33,855,000	93,977,000	127,832,000	0	127,832,000

Gross profit	$14,182,000	$22,227,000	36,409,000	0	36,409,000
Operating expenses			33,637,000	0	33,637,000

Income from operations			$2,772,000	$0	$2,772,000

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2003, 2002 and 2001, international sales comprised 19%, 15% and 16% of the Company’s revenues, respectively. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

12. Selected Quarterly Financial Data (unaudited):

As described in Note 2—“Revision of Financial Statements” the Company revised previously issued consolidated financial statements for the years ended December 31, 2002 and 2001. These revisions also impacted the previously issued unaudited quarterly statements for the first three quarters of 2003 and for each of the quarters in the two year period ended December 31, 2002, as well as the fourth quarter of the year ended December 31, 2001 as follows:

Quarter Ended:	December 31, 2003	September 30, 2003		June 30, 2003		March 31, 2003
		As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net revenues	$68,673	$57,470	$57,470	$44,745	$44,745	$40,918	$40,918
Gross profit	11,268	9,815	9,815	7,724	7,724	6,931	7,072
Income (loss) from operations	(153)	232	338	(1,650)	(1,442)	(3,072)	(2,901)
Net income	254	333	398	(864)	(740)	(1,661)	(1,560)
Net income per share:
Basic	$0.01	$0.01	$0.01	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Diluted	$0.01	$0.01	$0.01	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Quarter Ended:	December 31, 2002		September 30, 2002		June 30, 2002		March 31, 2002
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net revenues	$45,777	$45,777	$36,501	$36,501	$43,301	$43,301	$50,952	$50,952
Gross profit	8,749	8,749	6,590	6,590	6,134	6,134	11,476	11,476
Income (loss) from operations	(961)	(935)	(2,294)	(2,276)	(2,776)	(2,768)	310	115
Net income	153	174	(1,056)	(1,045)	(716)	(711)	313	191
Net income per share:
Basic	$0.00	$0.00	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$0.01	$0.00
Diluted	$0.00	$0.00	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$0.01	$0.00

Quarter Ended:	December 31, 2001		September 30, 2001		June 30, 2001		March 31, 2001
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net revenues	$35,581	$35,581	$33,177	$33,177	$36,768	$36,768	$58,715	$58,715
Gross profit	9,818	9,677	5,651	5,651	5,619	5,619	15,462	15,462
Income (loss) from operations	1,666	1,956	(1,744)	(1,744)	(3,589)	(3,589)	6,149	6,149
Net income	1,158	1,330	(843)	(843)	(1,934)	(1,934)	3,959	3,959
Net income per share:
Basic	$0.03	$0.03	$(0.02)	$(0.02)	$(0.05)	$(0.05)	$0.10	$0.10
Diluted	$0.03	$0.03	$(0.02)	$(0.02)	$(0.05)	$(0.05)	$0.10	$0.10

REPORT OF INDEPENDENT AUDITORS ON CONSOLIDATED

FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors of

SimpleTech, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 30, 2004 appearing in the 2003 Annual Report on Form 10-K of SimpleTech, Inc. also included an audit of the consolidated financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Orange County, California

March 30, 2004

SIMPLETECH, INC.

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2001, 2002 and 2003

	Accounts Receivable Allowances	Inventory Valuation Allowances
Balance, December 31, 2000	972,000	4,127,000
Charged to operations	2,003,000	759,000
Write-offs	(2,435,000)	(3,596,000)

Balance, December 31, 2001	540,000	1,290,000
Charged to operations	1,463,000	304,000
Write-offs	(1,221,000)	(790,000)

Balance, December 31, 2002	$782,000	$804,000
Charged to operations	2,164,000	367,000
Write-offs	(1,817,000)	(128,000)

Balance, December 31, 2003	1,129,000	1,043,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 30th day of March, 2004.

SIMPLETECH, INC.

By:	/s/ MANOUCH MOSHAYEDI

Name: Manouch Moshayedi
Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANOUCH MOSHAYEDI Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2004

/s/ MIKE MOSHAYEDI Mike Moshayedi	President and Director	March 30, 2004

/s/ MARK MOSHAYEDI Mark Moshayedi	Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 30, 2004

/s/ DAN MOSES Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 30, 2004

/s/ MARK R. HOLLINGER Mark R. Hollinger	Director	March 30, 2004

EXHIBIT INDEX

Number		Description

3.1	(a)	Amended and Restated Articles of Incorporation

3.1.1	(a)	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000

3.1.2	(b)	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.

3.2	(a)	Amended and Restated Bylaws

4.1	(a)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.

4.2	(a)	Specimen Stock Certificate

10.1	(a)	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.

10.2	(a)	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.

10.3	(c)†	2000 Stock Incentive Plan (as amended and restated)

10.4	(c)†	2000 Employee Stock Purchase Plan (as amended and restated)

10.5	(a)	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers

10.6	(a)†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)

10.7	(a)	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.

10.8	(a)	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.

10.9	(d)	Employment Agreement, dated November 11, 2002, by and between SimpleTech, Inc. and Thomas A. Beaver

10.10	(e)	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)

10.11	(e)	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)

21.1		List of Subsidiaries of SimpleTech, Inc.

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective September 28, 2000 (File No. 333-32478), and is incorporated by reference herein.

(b)	This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001, filed with the Securities and Exchange Commission on May 14, 2001, and is incorporated by reference herein.
(c)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-8 with the Securities and Exchange Commission on May 20, 2003, and is incorporated by reference herein.
(d)	This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities Exchange Commission on March 25, 2003, and is incorporated by reference herein.
(e)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective October 23, 2003 (File No. 333-109372), and is incorporated by reference herein.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.