Form 10-Q
period 2004-03-31
SIMPLETECH INC
filed 2004-04-29
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004 or
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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 31, 2004 was 47,871,654.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2004

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS:
Current Assets:
Cash and cash equivalents	$20,184	$30,769
Marketable securities	47,233	45,625
Accounts receivable, net of allowances of $1,265 at
March 31, 2004 and $1,100 at December 31, 2003	31,525	33,036
Inventory, net	38,975	26,704
Deferred income taxes	1,315	1,087
Other current assets	1,550	2,236

Total current assets	140,782	139,457
Furniture, fixtures and equipment, net	8,497	9,263
Intangible assets	341	372
Deferred income taxes	4,398	4,577

Total assets	$154,018	$153,669

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$20,839	$20,388
Accrued and other liabilities	4,327	4,957

Total liabilities	25,166	25,345

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,871,654 shares issued and outstanding as of March 31, 2004 and 47,776,257 shares issued and outstanding as of December 31, 2003	48	48
Additional paid-in capital	123,006	122,777
Retained earnings	5,798	5,499

Total shareholders’ equity	128,852	128,324

Total liabilities and shareholders’ equity	$154,018	$153,669

See accompanying notes to unaudited consolidated financial statements

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
		(Revised- Note 2)
Net revenues	$66,291	$40,918
Cost of revenues	54,766	33,846

Gross profit	11,525	7,072

Sales and marketing	5,634	5,372
General and administrative	3,095	2,538
Research and development	2,542	2,063

Total operating expenses	11,271	9,973

Income (loss) from operations	254	(2,901)
Interest income, net	199	151

Income (loss) before (provision) benefit for income taxes	453	(2,750)
(Provision) benefit for income taxes	(154)	1,190

Net income (loss)	$299	$(1,560)

Net income (loss) per share:
Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)

Shares used in computation of net income (loss) per share:
Basic	47,829	38,843

Diluted	50,214	38,843

See accompanying notes to unaudited consolidated financial statements

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
		(Revised- Note 2)
Cash flow from operating activities:
Net income (loss)	$299	$(1,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	892	944
Gain on sale of furniture, fixtures and equipment	(21)	(165)
Accounts receivable provisions	430	583
Inventory excess and obsolescence expense	315	25
Deferred income taxes	(49)	—
Tax Benefit of Employee Stock Option Exercise	64	—
Change in operating assets and liabilities:
Accounts receivable	1,081	3,735
Inventory	(12,586)	3,340
Other current assets	686	(1,259)
Accounts payable	222	(7,250)
Accrued and other liabilities	(401)	(160)

Net cash used in operating activities	(9,068)	(1,767)

Cash flows from investing activities:
Investments in marketable securities	(1,608)	(175)
Purchase of furniture, fixtures and equipment	(599)	(555)
Proceeds from sale of furniture, fixtures and equipment	525	64

Net cash used in investing activities	(1,682)	(666)

Cash flows from financing activities:
Payment on capital lease obligations	—	(113)
Cost of equity issuance	(34)
Proceeds from issuance of common stock	199	236

Net cash provided by financing activities	165	123

Net decrease in cash	(10,585)	(2,310)
Cash and cash equivalents at beginning of period	30,769	24,442

Cash and cash equivalents at end of period	$20,184	$22,132

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2004, the consolidated results of operations for the three months ended March 31, 2004 and 2003, and the consolidated results of cash flows for the three months ended March 31, 2004 and 2003, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2003 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Revision of Financial Statements

In its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 31, 2004, the Company revised its previously issued consolidated financial statements for the quarter ended March 31, 2003 for the following three items:

•	In December 2003, the Company discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, operating expenses have been decreased by $61,000 in the first quarter of 2003.

•

In the quarter ended June 30, 2003, the Company determined that the acquisition of Irvine Networks, LLC (now known as the Company’s Xiran Division) previously recorded as a business combination in the quarter ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in its previously issued financial statements for the quarter ended June 30, 2003, the Company recorded the effect of correcting this accounting entirely in that quarter, rather than by revising its previously issued financial statements. As a consequence, in the quarter ended June 30, 2003, the Company previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the quarter ended June 30, 2003. After further analysis, the Company has now determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, the Company has revised its previously issued financial statements primarily to (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the quarter ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the quarter ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition. As a result of correcting this error, operating expenses have been increased by $31,000 in the quarter ended March 31, 2003.

•	The Company has recorded in the quarter ended December 31, 2001 a write-down of $141,000 of certain fixed assets, which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the quarter ended March 31, 2003. As a result of correcting this error, cost of goods sold has been decreased by $141,000 in the quarter ended March 31, 2003.

The combined effect of these revisions decreased the Company’s net loss by $101,000 in the quarter ended March 31, 2003. Additionally, these revisions had no impact on fully diluted earnings per share in the quarter ended March 31, 2003.

The effect of the revisions described above on the quarter ended March 31, 2003 is as follows (in thousands, except per share data):

Statement of Operations:

	March 31, 2003
Year Ended:	As Reported	As Revised
Gross Profit	$6,931	$7,072
Loss from operations	(3,072)	(2,901)
Net loss	(1,661)	(1,560)
Net (loss) income per share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Note 3—Summary of Significant Accounting Policies

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

Concentrations:

As of March 31, 2004, approximately 17% and 14% of accounts receivable were concentrated with two customers. As of December 31, 2003, approximately 11% of accounts receivable were concentrated with one customer. For the three months ended March 31, 2004, sales to three customers comprised 42% of the Company’s revenues. For the three months ended March 31, 2003, sales to one customer comprised 22% of the Company’s revenues. No other single customer accounted for more than 10% of accounts receivable at March 31, 2004 and December 31, 2003, or revenues for the three months ended March 31, 2004 and 2003.

For the three months ended March 31, 2004 and 2003, international sales comprised 21% and 22%, respectively, of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of total revenues. For the three months ended March 31, 2003, Europe accounted for 13% of the Company’s total revenues. Other than Europe in the three months ended March 31, 2003, no other foreign geographical area accounted for more than 10% of the Company’s total revenues in three months ended March 31, 2004 and 2003. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. The estimated future costs of repair or replacement are immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09. Sales and marketing incentives amounted to $1.9 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively, of which $1.2 million and $1.0 million, respectively, were offset against revenues, and $720,000 and $1.2 million, respectively, were charged as an operating expense.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the three months ended March 31, 2004 and 2003, shipping and handling costs were approximately $674,000 and $536,000, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the statutory rates for the three-month periods ended March 31, 2004 and 2003 reflects the recognition of tax credits related to research and development and enterprise zone hiring credits.

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

Note 4—Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 8,895,287 and 6,651,029 shares of common stock were outstanding at March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, potentially dilutive securities consisted solely of options and resulted in potential common shares of 2,384,408. For the three months ended March 31, 2003, no potential common shares were included in the diluted per share amount as the effect would have been anti-dilutive. If potential common shares were included, the number of shares used to compute net loss per share would have been increased by approximately 945,094 shares for the three months ended March 31, 2003.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) for the three months ended March 31, 2004 and 2003, would have resulted in the pro forma amounts below:

	Three Months
	Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$299	$(1,560)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,011)	(767)

Pro forma net loss	(712)	(2,327)

Loss per share:
Basic—as reported	$0.01	$(0.04)

Basic—pro forma	$(0.01)	$(0.06)

Diluted—as reported	$0.01	$(0.04)

Diluted—pro forma	$(0.01)	$(0.06)

Note 5—Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	March 31, 2004	December 31, 2003
Raw materials	$24,061	$13,587
Work-in-progress	650	1,477
Finished goods	15,607	12,683

	40,318	27,747
Valuation allowances	(1,343)	(1,043)

Inventory, net	$38,975	$26,704

Note 6—Commitments and Contingencies

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

Lexar Media, Inc.—Patent Infringement

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

On March 31, 2004, the Company resolved its two lawsuits with Staktek Group L.P. The parties have agreed to a mutual dismissal with prejudice of the intellectual property infringement lawsuits. In settlement of these matters, both parties have agreed not to sue each other, its customers, or licensees in the future for patent infringement in connection with making or selling the products related to the lawsuits. Under the terms of the settlement, no money was exchanged, and neither party licensed its technology to the other.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2004, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $244,000 and $234,000 in the three months ended March 31, 2004 and 2003, respectively.

Note 7—Segment Information

The Company reports financial results for three reportable operating segments: Consumer, OEM and Xiran. The accounting policies for each of the reportable operating segments are the same as those described in Note 3 from the Company’s Annual Report on Form 10-K and reflect the information used by the Company’s management to evaluate the performance of its segments. For the Consumer and OEM segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses, interest or income taxes. For the Xiran segment, the Company currently tracks operating expenses only. The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s three reportable segments is shown in the following table:

	Three Months Ended March 31, 2004
(in thousands)	Consumer	OEM	Subtotal	Xiran	Consolidated
Net revenues	$38,216	$28,075	$66,291	$0	$66,291
Cost of revenues	31,962	22,804	54,766	0	54,766

Gross profit	$6,254	$5,271	11,525	0	11,525

Operating expenses			8,845	2,426	11,271

Income from operations			$2,680	$(2,426)	$254

	Three Months Ended March 31, 2003 (Revised–Note 2)
	Consumer	OEM	Subtotal	Xiran	Consolidated
Net revenues	$31,771	$9,147	$40,918	$0	$40,918
Cost of revenues	27,311	6,535	33,846	0	33,846

Gross profit	$4,460	$2,612	7,072	0	7,072

Operating expenses			8,099	1,874	9,973

Loss from operations			$(1,027)	$(1,874)	$(2,901)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revision of Financial Statements

Our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 31, 2004 reflects revisions to our previously issued consolidated financial statements for the quarter ended March 31, 2003 for the following three items:

•	In December 2003, we discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, our operating expenses have been decreased by $61,000 in the first quarter of 2003.

•	In the quarter ended June 30, 2003, we determined that the acquisition of Irvine Networks, LLC (now our Xiran Division) previously recorded as a business combination in the quarter ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in our previously issued financial statements for the quarter ended June 30, 2003, we recorded the effect of correcting this accounting entirely in that quarter, rather than by revising our previously issued financial statements. As a consequence, in the quarter ended June 30, 2003, we previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the quarter ended June 30, 2003. After further analysis, we have determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, we have revised our previously issued financial statements to primarily (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the quarter ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the quarter ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition. As a result of correcting this error, operating expenses have been increased by $31,000 in the quarter ended March 31, 2003.

•	We have recorded in the quarter ended December 31, 2001 a write-down of $141,000 of certain fixed assets, which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the quarter ended March 31, 2003. As a result of correcting this error, cost of goods sold has been decreased by $141,000 in the quarter ended March 31, 2003.

The combined effect of these revisions decreased our net loss by $101,000 in the quarter ended March 31, 2003. Additionally, these revisions had no impact on fully diluted earnings per share in the quarter ended March 31, 2003.

The effect of the revisions described above on the first quarter of 2003 are as follows (in thousands, except per share data):

Statement of Operations:

	March 31, 2003
Year Ended:	As Reported	As Revised
Gross Profit	$6,931	$7,072
Loss from operations	(3,072)	(2,901)
Net loss	(1,661)	(1,560)
Net (loss) income per share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

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

After we experienced revenue growth of 57.5% from 1998 to 1999 and 60.1% in 2000, revenues declined 46.7% in 2001. Revenues increased 7.5% in 2002 and 20.0% in 2003. Annual revenues in 2001 and 2002 were negatively impacted by deteriorating macroeconomic conditions, severe declines in the price of DRAM components and significantly reduced sales to customers in the communications and networking markets. These negative conditions began to improve during the second and third quarters of 2003 as demand for DRAM products increased and component prices stabilized. We believe that our improved results in the past four quarters may indicate a turnaround for our sector. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained. We expect DRAM supply to continue to tighten in the second half of 2004, which may require suppliers to place their customers, ourselves included, on limited component allocation. In addition, we expect strong demand for our stacking and Flash product lines to continue through 2004.

We have experienced an increase in demand for our Flash products as the result of the growth in consumer electronics and OEM applications, such as the replacement of rotating disk drives with Flash products. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to $80.3 million for the year ended December 31, 2003. Despite this growth, our revenues from Flash products in the fourth quarter of 2003 and the first quarter of 2004 were negatively impacted by Flash supply constraints. We believe the expected addition of new Flash suppliers in the industry and increased industry Flash capacity in the second half of 2004 will have a positive impact on our Flash revenues and gross margins as well as our competitiveness in the market.

We sell our products through our Consumer Division and OEM Division. Our Consumer Division sells our products through the following channels: VAR, mail order, distributor and mass market retailer. Our OEM Division was created in late 1998 to enhance the marketing of our products to OEMs. We established our Xiran Division in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC, including its intellectual property portfolio. Our Xiran Division develops advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. In the fourth quarter of 2003, our Xiran Division made its first shipments and generated nominal revenue in that quarter.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer, OEM and Xiran Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions. Conversely, we do track operating expenses for our Xiran Division.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 59.2% of our total revenues in the first quarter of 2004 compared to 58.9% of our total revenues in the first quarter of 2003. CDW Computer Centers, Micron Semiconductor and Smart Modular accounted for 18.0%, 12.7% and 11.6%, respectively, of our total revenues in the first quarter of 2004. CDW Computer Centers accounted for 22.1% of our total revenues in the first quarter of 2003. Other than CDW Computer Centers, Micron Semiconductor and Smart Modular, no other customer accounted for more than 10.0% of our total revenues in the first quarter of 2004 and first quarter of 2003. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for 21.1% of our revenues in the first quarter of 2004 compared to 21.7% of our revenues in the first quarter of 2003. Except for Europe, which accounted for 12.5% of our revenues in the first quarter of 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in the first quarter of 2004 or first quarter of 2003. For each of the first quarters of 2004 and 2003, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Revenues are recognized when title and risk of loss has passed to the customer. We face risks associated with declines in the market value of our products, product returns, inventory write-downs, price protection and rebates. See “Risk Factors—Order cancellations, product returns, inventory write-downs, price protection and rebates could adversely affect our results of operations.”

Results of Operations—Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Revenues. Our revenues were $66.3 million in the first quarter of 2004, compared to $40.9 million in the same period in 2003. Revenues increased 62.1% in the first quarter of 2004 due to a 63% increase in average sales price. Unit shipments were relatively flat. The increase in our average sales price resulted from higher average capacity products and a strong Flash and DRAM component pricing environment in the first quarter of 2004 compared to the first quarter of 2003. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Consumer Division revenues increased 20.1% from $31.8 million in the first quarter of 2003 to $38.2 million in the first quarter of 2004. Consumer Division revenues increased in the first quarter of 2004 due to a 26% increase in Consumer Division average sales price, partially offset by a 5% decrease in Consumer Division unit volume. The increase in Consumer Division average sales price resulted from higher average capacity products and a strong Flash and DRAM component pricing environment in the first quarter of 2004 compared to the first quarter of 2003. Our OEM Division revenues increased 208.8% from $9.1 million in the first quarter of 2003 to $28.1 million in the first quarter of 2004. The increase in OEM Division revenues was due to a 171% increase in OEM Division average sales price in the first quarter of 2004 compared to the first quarter of 2003 and a 13% increase in OEM Division unit volume. OEM Division unit volume grew primarily due to a significant increase in the sale of IC Tower stacking products in the server and networking industries. The increase in OEM Division average sales price resulted from higher average capacity products and a strong Flash and DRAM component pricing environment in the first quarter of 2004 compared to the first quarter of 2003.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $6.8 million as of March 31, 2004, compared to $4.4 million as of March 31, 2003. Our Consumer Division backlog was $1.3 million as of March 31, 2004, compared to $1.5 million as of March 31, 2003. Our OEM Division backlog was $5.5 million as of March 31, 2004, compared to $2.9 million as of March 31, 2003. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter. We believe that our stronger than expected results in the first quarter of 2004, recent increases in DRAM and Flash demand along with the recent stabilization and increase of DRAM component prices may indicate a turnaround for our sector. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained.

Gross Profit. Our gross profit was $11.5 million in the first quarter of 2004, compared to $7.1 million in the same period in 2003. Gross profit as a percentage of revenues was 17.4% in the first quarter of 2004, compared to 17.3% in the same period in 2003. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 16.4% in the first quarter of 2004, compared to 14.0% in the first quarter of 2003. Gross profit for our Consumer Division as a percentage of Consumer Division revenues for the first quarter of 2004 was positively impacted by a strong Flash and DRAM component pricing environment. Gross profit for our OEM Division as a percentage of OEM Division revenues was 18.8% in the first quarter of 2004, compared to 28.6% in the first quarter of 2003. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product mix.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.6 million in the first quarter of 2004, compared to $5.4 million in the same period in 2003. Sales and marketing expenses as a percentage of revenues were 8.4% in the first quarter of 2004, compared to 13.2% in the same period in 2003. Sales and marketing expenses increased due primarily to increased sales commissions and marketing programs resulting from expanded revenues in the first quarter of 2004 compared to the first quarter of 2003.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.1 million in the first quarter of 2004, compared to $2.5 million in the same period in 2003. General and administrative expenses as a percentage of revenues were 4.7% in the first quarter of 2004 and 6.1% in the first quarter of 2003. General and administrative expenses increased due primarily to increased payroll costs of $254,000, legal fees of $198,000 and insurance costs of $69,000 in the first quarter of 2004 compared to the first quarter of 2003.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.5 million in the first quarter of 2004, compared to $2.1 million in the same period in 2003. Research and development expenses as a percentage of revenues were 3.8% in the first quarter of 2004, compared to 5.1% in the same period in 2003. Research and development expenses increased due primarily to increased payroll costs and outside consulting fees in the first quarter of 2004 compared to the first quarter of 2003.

Interest Income, Net. Interest income, net was $199,000 in the first quarter of 2004 and $151,000 in the first quarter of 2003. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from an increase average cash, cash equivalents and marketable securities balance in the first quarter of 2004 compared to the first quarter of 2003.

Provision (Benefit) for Income Taxes. Provision for income taxes was $154,000 in the first quarter of 2004. Benefit for income taxes was $1.2 million in the first quarter of 2003. As a percentage of income (loss) before provision (benefit) for income taxes, provision (benefit) for income taxes was 34.0% in the first quarter of 2004 compared to (43.3)% in the first quarter of 2003. As a percentage of loss before benefit for income taxes, benefit for income taxes for the first quarter of 2003 reflected tax credits related to research and development and enterprise zone hiring credits. We expect quarterly research and development and enterprise zone hiring tax credits to be approximately $100,000 to $125,000 for the foreseeable future.

Net Income (Loss). Net income was $299,000 in the first quarter of 2004, compared to a net loss of $1.6 million in the first quarter of 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had working capital of $115.6 million, including $20.2 million of cash and cash equivalents and $47.2 million in marketable securities, compared to working capital of $114.1 million, including $30.8 million of cash and cash equivalents and $45.6 million in marketable securities as of December 31, 2003. Current assets were 5.6 times current liabilities at March 31, 2004, compared to 5.5 times current liabilities at December 31, 2003.

Net cash used in operating activities was $9.1 million for the first quarter of 2004 and resulted primarily from a $12.3 million increase in inventory, net of reserves, partially offset by a $1.5 million decrease in accounts receivable, net of allowances, and $892,000 in non-cash depreciation and amortization. Inventory, net of reserves, increased as a result of increased OEM Division orders, which have a longer lead time than Consumer Division orders, and a sharp increase in DRAM component prices near the end of the first quarter of 2004. Historically, higher DRAM component prices result in higher average selling prices and increased gross profit.

Net cash used in investing activities was $1.7 million for the first quarter of 2004, attributable to $1.6 million of investments in marketable securities and $599,000 in purchases of furniture, fixtures and equipment, partially offset by $525,000 in proceeds from the sale of furniture, fixtures and equipment. We expect to spend approximately $3.0 to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash provided by financing activities was $165,000 for the first quarter of 2004 and resulted from the receipt of $199,000 in proceeds from the issuance of common stock related to stock option exercises and purchases of stock by employees through the employee stock purchase plan, partially offset by $34,000 in equity issuance costs.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors’ response to our products.

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first quarters of 2004 and 2003.

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

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” Sales and marketing incentives amounted to $1.9 million for the first quarter of 2004 and $2.2 million for the first quarter of 2003, respectively, of which $1.2 million and $1.0 million, respectively, were offset against revenues, and $720,000 and $1.2 million, respectively, were charged as an operating expense.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 59.2% of our total revenues in the first quarter of 2004 compared to 58.9% of our total revenues in the first quarter of 2003. Our ten largest Consumer Division customers accounted for an aggregate of 62.3% of our Consumer Division revenues, or 35.9% of our total revenues, in the first quarter of 2004 compared to 65.2% of our Consumer Division revenues, or 50.6% of our total revenues, in the first quarter of 2003. Our largest Consumer Division customer in each of the first quarters of 2004 and 2003, CDW Computer Centers, accounted for 31.2% of our Consumer Division revenues, or 18.0% of our total revenues, for the first quarter of 2004 compared to 28.5% of our Consumer Division revenues, or 22.1% of our total revenues, in the first quarter of 2003. No other Consumer Division customer accounted for more than 10.0% of our total revenues in each of the first quarters of 2004 or 2003.

Our ten largest OEM Division customers accounted for an aggregate of 82.3% of our OEM Division revenues, or 34.9% of our total revenues, in the first quarter of 2004 compared to 72.5% of our OEM Division revenues, or 16.2% of our total revenues, in the first quarter of 2003. Our two largest OEM Division customers in the first quarter of 2004, Micron Semiconductor and Smart Modular, accounted for 29.9% and 27.4%, respectively, of our OEM Division revenues, or 12.7% and 11.6%, respectively, of our total revenues. No other OEM Division customer accounted for more than 10.0% of our total revenues in each of the first quarters of 2004 or 2003.

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

We have generated net operating losses and tax credits in recent years, which we are not fully able to utilize at this time. The availability of some of these net operating losses and tax credit carryforwards are subject to expiration and/or certain limitations. As of March 31, 2004, we had federal net operating loss carryforwards of approximately $6.6 million, which begin to expire in 2023, and state net operating loss carryforwards of approximately $5.5 million, which begin to expire in 2013. As of March 31, 2004, we had federal research and development credit carryforwards of approximately $926,000, which begin to expire in 2022. In addition, we had the following state credits as of March 31, 2004: research and development credit carryforwards of approximately $1.5 million, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $1.6 million, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $498,000, which begin to expire in 2009. We are required to periodically review our ability to use our net operating loss and tax credit carryforwards. Such review may result in the limiting of the amount of net operating losses or tax credit carryforwards that can be utilized in the future to offset future taxable income or tax liabilities. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time but, if our ability to use net operating loss and tax credit carryforwards were substantially limited, it could harm our financial condition.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 57.4% of our outstanding common stock at March 31, 2003. In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We are currently a party to one lawsuit regarding intellectual property as further described under “Legal Proceedings.” Because litigation is inherently uncertain, we cannot predict the outcome of this lawsuit. This lawsuit has diverted, and is expected to continue to divert, the efforts and attention of our key management and technical personnel. In addition, we have incurred, and expect to continue to incur, substantial legal fees and expenses in connection with this lawsuit. As a result, our defense of this lawsuit, regardless of its eventual outcome, has been, and will continue to be, costly and time consuming.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages

Our indemnification obligations to our customers and suppliers for product defects could require us to pay substantial damages.

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

To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory. A lack of consumer demand for our products may also cause increased product returns. A majority of our sales through consumer channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $315,000 in the first quarter of 2004 compared to $25,000 in the first quarter of 2003. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $155,000 in the first quarter of 2004 compared to $515,000 in the first quarter of 2003. We also offer rebate programs through some of our Consumer Division customers to end-users. We recorded rebate charges of $0 in the first quarter of 2004, compared to $353,000 in the first quarter of 2003.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2004, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $244,000 in the first quarter of 2004, compared to $234,000 in the first quarter of 2003.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 21.1% and 21.7% of our revenues in the first quarter of 2004 and 2003, respectively. Except for Europe, which accounted for 12.5% of our revenues in each of the first quarters of 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the first quarters of 2004 or 2003. For each of the first quarters of 2004 and 2003, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

We purchase a majority of the DRAM and Flash components used in our products from local distributors of foreign suppliers. Although our purchases of DRAM and Flash components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of DRAM and Flash components.

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

At March 31, 2004, our cash and cash equivalents were $20.2 million invested in money market and other interest bearing accounts.

At March 31, 2004, our investment in marketable securities was $47.2 million. The marketable securities consist of certificates of deposit with an original maturity of one year at different financial institutions and auction rate securities. At March 31, 2004, these marketable securities had a weighted-average time to maturity of approximately 70 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $202,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of March 31, 2004 were as follows:

	Expected Maturity Date
	Before April 1, 2005	Thereafter	Total	Fair Value 3/31/2004
Investments
Cash and cash equivalents:
Money Market Funds	$20,184,000	$0	$20,184,000	$20,184,000
Weighted average interest rate	0.92%		0.92%	0.92%
Total cash and cash equivalents	$20,184,000	$0	$20,184,000	$20,184,000
Weighted average interest rate	0.92%		0.92%	0.92%
Marketable securities	$47,233,000	$0	$47,233,000	$47,233,000
Weighted average interest rate	1.17%		1.17%	1.17%

Foreign Currency Exchange Rate Risk

More than 95.0% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our DRAM and Flash components from local distributors of Japanese, Korean and Taiwanese suppliers. Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials. To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DPAC Technologies, Inc. – Patent Infringement

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

On March 31, 2004, we resolved our two lawsuits with Staktek Group L.P. We have agreed with Staktek to a mutual dismissal with prejudice of the intellectual property infringement lawsuits. In settlement of these matters, both parties have agreed not to sue each other, its customers, or licensees in the future for patent infringement in connection with making or selling the products related to the lawsuits. Under the terms of the settlement, no money was exchanged, and neither party licensed its technology to the other.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.

(b) Reports on Form 8-K.

We filed or furnished four reports on Form 8-K during our fourth quarter of 2003. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description
February 10, 2004*	7 and 12	On February 10, 2004, we issued a press release announcing our financial results for the fourth quarter and fiscal year ended December 31, 2003

March 12, 2004	5	On March 12, 2004, we announced the settlement of our two intellectual property infringement lawsuits with DPAC Technologies Corp.

*	In accordance with General Instruction B.6 of Form 8-K, the information in the Form 8-K and the exhibit attached thereto was not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report on Form 10-Q), unless the SimpleTech specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC., a California corporation

Date: April 28, 2004	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi Chief Executive Officer and Chairman of the Board of Directors

Date: April 28, 2004	/s/ DAN MOSES
Dan Moses Chief Financial Officer (Principal Financial and Accounting Officer) and Director

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.