Form 10-Q
period 2004-06-30
SIMPLETECH INC
filed 2004-08-16
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of June 30, 2004 was 47,961,704.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2004

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$67,870	$30,769
Marketable securities, held to maturity	9,974	45,625
Accounts receivable, net of allowances of $1,000 at June 30, 2004 and $1,100 at December 31, 2003	24,194	33,036
Inventory, net	23,703	26,704
Deferred income taxes	2,610	1,087
Other current assets	2,068	2,236

Total current assets	130,419	139,457
Furniture, fixtures and equipment, net	7,174	9,263
Intangible assets	—	372
Deferred income taxes	4,703	4,577

Total assets	$142,296	$153,669

Current Liabilities:
Accounts payable	$11,060	$20,388
Accrued and other liabilities	3,981	4,957

Total liabilities	15,041	25,345

Commitments and contingencies (Note 7)

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,961,704 shares issued and outstanding as of June 30, 2004 and 47,776,257 shares issued and outstanding as of December 31, 2003	48	48
Additional paid-in capital	123,284	122,777
Retained earnings	3,923	5,499

Total shareholders’ equity	127,255	128,324

Total liabilities and shareholders’ equity	$142,296	$153,669

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Revised- Note 2)		(Revised- Note 2)
Net revenues	$56,509	44,745	$122,799	85,663
Cost of revenues	48,248	37,021	103,014	70,867

Gross profit	8,261	7,724	19,785	14,796

Sales and marketing	4,142	4,424	9,195	9,458
General and administrative	2,149	2,126	5,077	4,550
Research and development	970	600	1,814	1,199

Total operating expenses	7,261	7,150	16,086	15,207

Operating income (loss)	1,000	574	3,699	(411)
Interest income	202	125	401	276

Income (loss) from continuing operations before provision (benefit) for income taxes	1,202	699	4,100	(135)
Provision (benefit) for income taxes	347	182	1,574	(224)

Income from continuing operations	$855	517	$2,526	89
Loss from discontinued operations before benefit for income taxes	(4,668)	(2,016)	(7,115)	(3,932)
Benefit for income taxes	(1,940)	(759)	(3,013)	(1,543)

Loss from discontinued operations	$(2,728)	(1,257)	(4,102)	(2,389)

Net loss	$(1,873)	$(740)	$(1,576)	(2,300)

Net income (loss) per share:
Basic:
Continuing operations	$0.02	0.01	$0.05	0.00
Discontinued operations	$(0.06)	(0.03)	$(0.08)	(0.06)

Total	(0.04)	(0.02)	$(0.03)	(0.06)

Diluted:
Continuing operations	$0.02	0.01	$0.05	0.00
Discontinued operations	$(0.06)	(0.03)	$(0.08)	(0.06)

Total	(0.04)	(0.02)	$(0.03)	(0.06)

Shares used in per share computation:
Basic	47,908	38,905	47,869	38,874

Diluted	49,632	40,229	49,957	39,967

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
		(Revised - Note 2)
Cash flow from operating activities:
Net loss	$(1,576)	$(2,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,764	1,818
Loss on sale of furniture, fixtures and equipment	(23)	(22)
Impairment charges	23	(142)
Loss on disposal of a segment	2,979
Accounts receivable provisions	298	747
Inventory excess and obsolescence expense	773	195
Deferred income taxes	(1,648)	(1,690)
Tax Benefit of Employee Stock Option Exercise	122	68
Change in operating assets and liabilities:
Accounts receivable	8,533	1,700
Inventory	628	(1,516)
Other current assets	106	471
Accounts payable	(9,270)	2,033
Accrued and other liabilities	(1,229)	(753)

Net cash provided by operating activities	1,480	609

Cash flows from investing activities:
Sales (purchases) of marketable securities, net	35,651	(230)
Purchase of furniture, fixtures and equipment	(949)	(823)
Proceeds from sale of furniture, fixtures and equipment	534	104

Net cash provided by (used in) investing activities	35,236	(949)

Cash flows from financing activities:
Payment on capital lease obligations	—	(113)
Cost of equity issuance	(34)
Proceeds from issuance of common stock	419	267

Net cash provided by financing activities	385	154

Net decrease in cash	37,101	(186)
Cash and cash equivalents at beginning of period	30,769	24,442

Cash and cash equivalents at end of period	$67,870	$24,256

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2004, the consolidated results of operations for the three months and six months ended June 30, 2004 and 2003, and the consolidated results of cash flows for the six months ended June 30, 2004 and 2003, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2003 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Revision of Financial Statements

In its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 31, 2004, the Company revised its previously issued consolidated financial statements for the three months and six months ended June 30, 2003 for the following four items:

•	In December 2003, the Company discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, operating expenses have been decreased by $90,000 and $151,000 in the three months and six months ended June 30, 2003, respectively.

•	In the three months ended June 30, 2003, the Company determined that the acquisition of Irvine Networks, LLC (now known as the Company’s Xiran Division) previously recorded as a business combination in the three months ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in its previously issued financial statements for the three months ended June 30, 2003, the Company recorded the effect of correcting this accounting entirely in that quarter, rather than by revising its previously issued financial statements. As a consequence, in the three months ended June 30, 2003, the Company previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the three months ended June 30, 2003. After further analysis, the Company determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, the Company has revised its previously issued financial statements primarily to (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the three months ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the three months ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition. As a result of correcting this error, operating expenses have been decreased by $118,000 and $87,000 in the three months and six months ended June 30, 2003, respectively.

•	The Company had recorded in the three months ended December 31, 2001 a write-down of $141,000 of certain fixed assets, which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the three months ended March 31, 2003. As a result of correcting this error, cost of goods sold has been decreased by $141,000 in the six months ended June 30, 2003.

•	The Company has now recognized in income in the three months ended December 31, 2001 a $308,000 grant from the Scottish government which is the period when the conditions relating to the grant were met. This grant was originally recognized in income by the Company in the three months ended June 30, 2003.

The combined effect of these revisions decreased the Company’s net loss by $124,000 and $225,000 in the three months and six months ended June 30, 2003. Additionally, these revisions had no impact on fully diluted earnings per share in the three months and six months ended June 30, 2003.

The effect of the revisions described above, before the discontinued operations described in Note 3, on the three months and six months ended June 30, 2003 is as follows (in thousands, except per share data):

Statement of Operations:

	Three Months Ended June 30, 2003
	As Reported	As Revised
Gross Profit	$7,724	$7,724
Loss from operations	(1,650)	(1,442)
Net loss	(864)	(740)
Net (loss) income per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

	Six Months Ended June 30, 2003
	As Reported	As Revised
Gross Profit	$14,655	$14,796
Loss from operations	(4,722)	(4,343)
Net loss	(2,525)	(2,300)
Net (loss) income per share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

Note 3—Discontinued Operations of Xiran Division

In June 2004, the Company ceased operations of its Xiran Division, which was formed in 2002 as a result of its acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In the second quarter of 2004, in addition to the $1.7 million loss from operations of the discontinued Xiran Division, the Company took a charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by the Company, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expires on June 30, 2005, is approximately $22,000. In calculating the lease impairment charge, the Company reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net loss in the three months and six months ended June 30, 2004.

Note 4—Summary of Significant Accounting Policies

Use of Estimates:

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

Concentrations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004		2003		2004		2003
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	17%	22%	—%	19%	17%	20%	—%	21%
Customer B	13	10	—	—	13	11	—	—
Customer C	11	11	—	—	11	12	—	—
Customer D	—	—	14	—	—	—	14	—
Customer E	—	—	—	12	—	—	—	10

Total	41%	43%	14%	31%	41%	43%	14%	31%

For each of the three-month and six-month periods ended June 30, 2004 and June 30, 2003, international sales comprised 21% of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of total revenues. For the three months and six months ended June 30, 2003, Europe accounted for 11% and 12%, respectively, of the Company’s total revenues. Other than Europe in the three months and six months ended June 30, 2003, no other foreign geographical area accounted for more than 10% of the Company’s total revenues in the three months and six months ended June 30, 2004 and 2003. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. The estimated future costs of repair or replacement are immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09. Sales and marketing incentives amounted to $1.6 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively, of which $1.1 million and $808,000, respectively, were offset against revenues, and $452,000 and $873,000, respectively, were charged as operating expense. Sales and marketing incentives amounted to $3.4 million and $3.8 million for the six months ended June 30, 2004 and 2003, respectively, of which $2.2 million and $1.8 million, respectively, were offset against revenues, and $1.2 million and $2.0 million, respectively, were charged as an operating expense.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the three months ended June 30, 2004 and 2003, shipping and handling costs were approximately $441,000 and $570,000, respectively. For the six months ended June 30, 2004 and 2003, shipping and handling costs were approximately $1.1 million and $1.1 million, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the statutory rates for the three-month and six-month periods ended June 30, 2004 and 2003 reflects the recognition of tax credits related to research and development and enterprise zone hiring credits.

For quarterly reporting purposes, the Company estimates their annual effective tax rate and applies this rate to interim results. The Company allocated the provision (benefit) for income taxes to continuing and discontinued operations using a “with-and-without” approach.

There may be limitations on the Company’s ability to utilize net operating loss carryforwards with future changes in ownership.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

New Accounting Pronouncements:

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on the Company’s consolidated financial statements.

Note 5—Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 8,840,306 and 9,322,431 shares of common stock were outstanding at June 30, 2004 and 2003, respectively. For the three months and six months ended June 30, 2004, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,723,748 and 2,087,821, respectively. For the three months and six months ended June 30, 2003, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,323,564 and 1,092,922, respectively. Options totaling 3,605,767 and 3,406,234 were not included in the diluted earnings per share amounts for the three months and six months ended June 30, 2004, respectively, as their effect would have been anti-dilutive.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) for the three months and six months ended June 30, 2004 and 2003, would have resulted in the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 – (Revised Note 2)	2004	2003 – (Revised Note 2)
	(in thousands, except per share amounts)
Net loss, as reported	$(1,873)	$(740)	$(1,576)	$(2,300)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,078)	(956)	(2,089)	(1,723)

Pro forma net loss	$(2,951)	$(1,696)	$(3,665)	$(4,023)

Loss per share:
Basic—as reported	$(0.04)	$(0.02)	$(0.03)	$(0.06)

Basic—pro forma	$(0.06)	$(0.04)	$(0.08)	$(0.10)

Diluted—as reported	$(0.04)	$(0.02)	$(0.03)	$(0.06)

Diluted—pro forma	$(0.06)	$(0.04)	$(0.07)	$(0.10)

Note 6—Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	June 30, 2004	December 31, 2003
Raw materials	$11,594	$13,587
Work-in-progress	247	1,477
Finished goods	13,407	12,683

	25,248	27,747
Valuation allowances	(1,545)	(1,043)

Inventory, net	$23,703	$26,704

Note 7—Commitments and Contingencies

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

Staktek Corporation—Patent Infringement

On July 30, 2003, the Company filed a lawsuit against Staktek Corporation in the United States District Court for the Central District of California for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916. The Company sought monetary damages, an injunction against further infringement of its patent, attorneys’ fees and trebled damages. Staktek answered the complaint denying infringement and alleged that the patent is invalid.

On October 10, 2003, Staktek Group, L.P., a subsidiary of Staktek Corporation, filed a lawsuit against the Company in the United States District Court for the Western District of Texas which alleged that the Company’s IC Tower stacking products infringe on Staktek’s U.S. patents Nos. 6,025,642 and 6,049,123. Staktek sought a permanent injunction against further infringement of the ‘642 and ‘123 patents, monetary damages, interest on damages, costs and attorneys’ fees and trebled damages.

On March 31, 2004, the Company resolved its two lawsuits with Staktek Group L.P. The parties agreed to a mutual dismissal with prejudice of the intellectual property infringement lawsuits. In settlement of these matters, both parties agreed not to sue each other, its customers, or licensees in the future for patent infringement in connection with making or selling the products related to the lawsuits. Under the terms of the settlement, no money was exchanged, and neither party licensed its technology to the other.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2004, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $362,000 and $276,000 in the three months ended June 30, 2004 and 2003, respectively and $606,000 and $510,000 in the six months ended June 30, 2004 and 2003, respectively.

Note 8—Segment Information

The Company reports financial results for two reportable operating segments: Consumer and OEM. Previously, the Company also reported financial results for its Xiran Division, which discontinued operations in June 2004. The accounting policies for the reportable operating segments are the same as those described in Note 3 from the Company’s Annual Report on Form 10-K and reflect the information used by the Company’s management to evaluate the performance of its segments. For the Consumer and OEM segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses, interest or income taxes. The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

	Three Months Ended June 30, 2004
	Consumer	OEM	Consolidated
Net revenues	$32,900	$23,609	$56,509
Cost of revenues	28,526	19,722	48,248

Gross profit	$4,374	$3,887	8,261

Operating expenses			7,261

Operating income			$1,000

	Three Months Ended June 30, 2003
	Consumer	OEM	Consolidated
Net revenues	$36,072	$8,673	$44,745
Cost of revenues	30,164	6,857	37,021

Gross profit	$5,908	$1,816	7,724

Operating expenses			7,150

Operating income			$574

	Six Months Ended June 30, 2004
	Consumer	OEM	Consolidated
Net revenues	$71,116	$51,683	$122,799
Cost of revenues	60,487	42,527	103,014

Gross profit	$10,629	$9,156	19,785

Operating expenses			16,086

Operating income			$3,699

	Six Months Ended June 30, 2003
	Consumer	OEM	Consolidated
Net revenues	$67,843	$17,820	$85,663
Cost of revenues	57,474	13,393	70,867

Gross profit	$10,369	$4,427	14,796

Operating expenses			15,207

Operating loss			$(411)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revision of Financial Statements

Our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 31, 2004 reflects revisions to our previously issued consolidated financial statements for the three months and six months ended June 30, 2003 for the following four items:

•	In December 2003, we discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, our operating expenses have been decreased by $90,000 and $151,000 in the three months and six months ended June 30, 2003.

•	In the three months ended June 30, 2003, we determined that the acquisition of Irvine Networks, LLC (now our Xiran Division) previously recorded as a business combination in the three months ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in our previously issued financial statements for the three months ended June 30, 2003, we recorded the effect of correcting this accounting entirely in that quarter, rather than by revising our previously issued financial statements. As a consequence, in the three months ended June 30, 2003, we previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the three months ended June 30, 2003. After further analysis, we determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, we have revised our previously issued financial statements to primarily (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the three months ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the three months ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition. As a result of correcting this error, operating expenses have been decreased by $118,000 and $87,000 in the three months and six months ended June 30, 2003.

•	We have recorded in the three months ended December 31, 2001 a write-down of $141,000 of certain fixed assets, which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the three months ended March 31, 2003. As a result of correcting this error, cost of goods sold has been decreased by $141,000 in the six months ended June 30, 2003.

•	We have now recognized in income in the three months ended December 31, 2001 a $308,000 grant from the Scottish government which is the period when the conditions relating to the grant were met. This grant was originally recognized in income by us in the three months ended June 30, 2003.

The combined effect of these revisions decreased our net loss by $124,000 and $225,000 in the three months and six months ended June 30, 2003. Additionally, these revisions had no impact on fully diluted earnings per share in the three months and six months ended June 30, 2003.

The effect of the revisions described above on the three months and six months ended June 30, 2003 are as follows (in thousands, except per share data):

Statement of Operations:

	Three Months Ended June 30, 2003
	As Reported	As Revised	After Impact of Discontinued Operations
Gross Profit	$7,724	$7,724	$7,724
Loss from operations	(1,650)	(1,442)
Operating income			574
Loss from discontinued operations before benefit for income taxes			(2,016)
Net loss	(864)	(740)	(740)
Net income (loss) per share:
Basic:
Continuing operations			$0.01
Discontinued operations			$(0.03)
Total	$(0.02)	$(0.02)	$(0.02)
Diluted:
Continuing operations			$0.01
Discontinued operations			$(0.03)
Total	$(0.02)	$(0.02)	$(0.02)

	Six Months Ended June 30, 2003
	As Reported	As Revised	After Impact of Discontinued Operations
Gross Profit	$14,655	$14,796	$14,796
Loss from operations	(4,722)	(4,343)
Operating loss			(411)
Loss from discontinued operations before benefit for income taxes			(3,932)
Net loss	(2,525)	(2,300)	(2,300)
Net loss per share:
Basic:
Continuing operations			$0.00
Discontinued operations			$(0.06)
Total	$(0.06)	$(0.06)	$(0.06)
Diluted:
Continuing operations			$0.00
Discontinued operations			$(0.06)
Total	$(0.06)	$(0.06)	$(0.06)

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

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. As a result of the discontinuance of the Xiran Division, we expect our operating expenses to decrease by approximately $2.0 million per quarter.

In the second quarter of 2004, we executed several initiatives that we believe that will increase profitability in the near-term. We expect that these initiatives, such as discontinuing the operations of our Xiran Division and reducing our general and administrative costs, including legal and litigation costs, will result in a decrease in operating expenses of nearly $10 million per year.

We expect our OEM Division to continue to expand its high-capacity DRAM module business with our server customers. Our Flash memory engineering group is also expected to introduce several new proprietary products by the end of 2004. These products are aimed at the high-capacity Flash storage market. With chipmakers working to find viable channels to place their increased output, the supply of competitively-priced Flash chips has dramatically improved.

After we experienced revenue growth of 57.5% from 1998 to 1999 and 60.1% in 2000, revenues declined 46.7% in 2001. Revenues increased 7.5% in 2002 and 20.0% in 2003. Annual revenues in 2001 and 2002 were negatively impacted by deteriorating macroeconomic conditions, severe declines in the price of DRAM components and significantly reduced sales to customers in the communications and networking markets. These negative conditions began to improve during the second quarter of 2003 and have continued to improve through the second quarter of 2004 as demand for DRAM products increased and component prices stabilized. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained. We expect DRAM supply to continue to tighten in the second half of 2004, which may require suppliers to place their customers, ourselves included, on limited component allocation. In addition, we expect strong demand for our stacking and Flash product lines to continue through 2004.

We have experienced an increase in demand for our Flash products as the result of the growth in consumer electronics and OEM applications, such as the replacement of rotating disk drives with Flash products. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to $80.3 million for the year ended December 31, 2003. Despite this growth, our revenues from Flash products in the fourth quarter of 2003 and the first half of 2004 were negatively impacted by Flash supply constraints. We believe the expected addition of new Flash suppliers in the industry and increased industry Flash capacity in the second half of 2004 will have a positive impact on our Flash revenues and gross margins as well as our competitiveness in the market.

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

Historically, a small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 61% of our total revenues in the first half of 2004, compared to 55% of our total revenues in the first half of 2003. CDW Computer Centers, Micron Semiconductor and Smart Modular accounted for 20%, 12% and 11%, respectively, of our total revenues in the first half of 2004. CDW Computer Centers accounted for 21% of our total revenues in the first half of 2003. Other than CDW Computer Centers, Micron Semiconductor and Smart Modular, no customer accounted for more than 10% of our total revenues in the first half of 2004 or 2003. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products constituted 21% of our total revenues for both the first half of 2004 and the first half of 2003. Except for Europe, which accounted for 12% of our revenues in the first half of 2003, no other foreign geographical area or single foreign country accounted for more than 10% of our revenues in the first half of 2004 or 2003. During the first half of 2004 and 2003, over 95% of our international sales were denominated in U.S. dollars. In addition, our purchases of IC components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Discontinued Operations of Xiran Division

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In the second quarter of 2004, in addition to the $1.7 million loss from operations of the discontinued Xiran Division, we took a charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expires on June 30, 2005, is approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net loss in the three months and six months ended June 30, 2004.

Results of Operations—Comparison of the Second Quarter of 2004 to the Second Quarter of 2003

Net Revenues. Our revenues were $56.5 million in the second quarter of 2004, compared to $44.7 million in the same period in 2003. Revenues increased 26.4% in the second quarter of 2004 due to a 69% increase in average sales price, partially offset by a 25% decrease in units shipped. The increase in our average sales price resulted primarily from a shift in revenue mix toward OEM Division revenue, which typically is comprised of higher capacity products with higher average sales prices. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our OEM Division revenues increased 171.3% from $8.7 million in the second quarter of 2003 to $23.6 million in the second quarter of 2004. The increase in OEM Division revenues was due to a 189% increase in average sales price, partially offset by a 6% decrease in units shipped. The composition of OEM Division revenues shifted towards higher priced high-capacity stacked DRAM products. Our Consumer Division revenues decreased 8.9% from $36.1 million in the second quarter of 2003 to $32.9 million in the second quarter of 2004. Consumer Division revenues decreased in the second quarter of 2004 due primarily to a 30% decrease in Consumer Division unit volume, partially offset by a 30% increase in average sales price. Our Consumer Division average sales price increased due to higher average DRAM component prices in the second quarter of 2004 compared to the same period in 2003.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $11.0 million as of June 30, 2004, compared to $5.5 million as of June 30, 2003. Our OEM Division backlog was $7.1 million as of June 30, 2004, compared to $2.7 million as of June 30, 2003 due to higher OEM orders booked in the second quarter of 2004 compared to the second quarter of 2003. Our OEM Division backlog increased as of June 30, 2004 compared to June 30, 2003 due to increased OEM Division orders in the second quarter of 2004 compared to the same period in 2003. Our Consumer Division backlog was $3.9 million as of June 30, 2004, compared to $2.8 million as of June 30, 2003.

Consumer Division backlog is typically nominal since substantially all commercial orders are filled on a same-day or next-day basis. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $8.3 million in the second quarter of 2004, compared to $7.7 million in the same period in 2003. Gross profit as a percentage of revenues was 14.7% in the second quarter of 2004, compared to 17.2% in the same period in 2003. Gross profit for our OEM Division as a percentage of OEM Division revenues was 16.5% in the second quarter of 2004, compared to 20.9% in the second quarter of 2003. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product and customer revenue mix. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 13.3% in the second quarter of 2004, compared to 16.4% in the second quarter of 2003. Our gross profit for our Consumer Division as a percentage of Consumer Division revenues for the second quarter of 2004 resulted from our initiative to reduce our inventory balance in the second quarter of 2004. As a result of selling a portion of our inventory at lower than expected selling prices, our inventory balance declined $15.3 million during the second quarter of 2004 to $23.7 million at June 30, 2004.

In June 2004, we discontinued operations of our Xiran Division, which had no impact on our net revenues or gross profit for the second quarter of 2004. The operating expense figures below do not include expenses related to our discontinued Xiran Division.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.1 million in the second quarter of 2004, compared to $4.4 million in the same period in 2003. Sales and marketing expenses as a percentage of revenues were 7.3% in the second quarter of 2004, compared to 9.8% in the same period in 2003. Sales and marketing expenses decreased due primarily to a reduction in Consumer Division channel marketing programs.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.1 million in the second quarters of 2004 and 2003. General and administrative expenses as a percentage of revenues were 3.7% in the second quarter of 2004 and 4.7% in the second quarter of 2003. During the second quarter of 2004, we reduced our general and administrative expenses, including legal and litigation costs, by approximately $400,000.

Research and Development. Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $970,000 in the second quarter of 2004, compared to $600,000 in the same period in 2003. Research and development expenses as a percentage of revenues were 1.7% in the second quarter of 2004, compared to 1.3% in the same period in 2003. Research and development expenses increased primarily due to additional engineers hired and product development costs incurred in order to expand our OEM Flash product offerings.

Interest Income. Interest income was $202,000 in the second quarter of 2004 and $125,000 in the second quarter of 2003. Interest income is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income, net resulted from higher average interest rates and an increase in our average cash balance in the second quarter of 2004 compared to the second quarter of 2003.

Provision for Income Taxes from Continuing Operations. Provision for income taxes from continuing operations was $347,000 in the second quarter of 2004. Provision for income taxes was $182,000 in the second quarter of 2003. As a percentage of income from continuing operations before provision for income taxes, provision for income taxes was 28.9% and 26.0% in the second quarter of 2004 and 2003, respectively. The percentage of income from continuing operations before provision for income taxes was impacted by research and development and enterprise zone tax credits and the proximity of our operating results to break even.

Income from Continuing Operations. Income from continuing operations was $855,000 and $517,000 in the second quarters of 2004 and 2003, respectively.

Results of Operations—Comparison of the First Half of 2004 to the First Half of 2003

Net Revenues. Our revenues were $122.8 million in the first half of 2004, compared to $85.7 million in the same period in 2003. Revenues increased 43.3% in the first half of 2004 due to a 66% increase in average sales price, partially offset by a 14% decrease in units shipped. The increase in our average sales price resulted primarily from a shift in revenue mix toward OEM Division revenue, which typically is comprised of higher capacity products with higher average sales prices. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margins.

Our OEM Division revenues increased 190.4% from $17.8 million in the first half of 2003 to $51.7 million in the first half of 2004. The increase in OEM Division revenue was due to a 179% increase in OEM Division average sales price in the first half of 2004 and a 4% increase in OEM Division unit volume during this period. The composition of OEM Division revenues shifted towards higher priced high-capacity stacked DRAM products. Our Consumer Division revenues increased 4.9% from $67.8 million in the first half of 2003 to $71.1 million in the first half of 2004. Consumer Division revenues increased in the first half of 2004 due to a 28% increase in Consumer Division average sales price, partially offset by a 18% decrease in Consumer Division unit volume. Our Consumer Division average sales price increased due to higher average DRAM component prices in the first half of 2004 compared to the same period in 2003. This reduction in Commercial Division unit volume is primarily a result of our decision to reduce our Flash sales into certain sales channels.

Gross Profit. Our gross profit was $19.8 million in the first half of 2004, compared to $14.8 million in the same period in 2003. Gross profit as a percentage of revenues was 16.1% in the first half of 2004, compared to 17.3% in the same period in 2003. Gross profit for our OEM Division as a percentage of OEM Division revenues was 17.7% in the first half of 2004, compared to 24.8% in the first half of 2003. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product and customer revenue mix. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 14.9% in the first half of 2004, compared to 15.3% in the first half of 2003. Gross profit for our Consumer Division as a percentage of Consumer Division revenues for the first half of 2004 and 2003 was relatively flat.

In June 2004, we discontinued operations of our Xiran Division, which had no impact on our net revenues or gross profit for the first half of 2004. The operating expense figures below do not include expenses related to our discontinued Xiran Division.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $9.2 million in the first half of 2004, compared to $9.5 million in the same period in 2003. Sales and marketing expenses as a percentage of revenues were 7.5% in the first half of 2004, compared to 11.1% in the same period in 2003. Sales and marketing expenses decreased due primarily to a reduction in Consumer Division channel marketing programs.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $5.1 million in the first half of 2004, compared to $4.6 million in the same period in 2003. General and administrative expenses as a percentage of revenues were 4.2% in the first half of 2004 and 5.4% in the first half of 2003. General and administrative expenses increased due primarily to higher insurance and personnel costs. During the second quarter of 2004, we reduced our general and administrative expenses, including legal and litigation costs, by approximately $400,000 per quarter.

Research and Development. Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.8 million in the first half of 2004, compared to $1.2 million in the same period in 2003. Research and development expenses as a percentage of revenues were 1.5% in the first half of 2004, compared to 1.4% in the same period in 2003. Research and development expenses increased primarily due to additional engineers hired and product development costs incurred in order to expand our OEM Flash product offerings.

Interest Income. Interest income, net was $401,000 in the first half of 2004 and $276,000 in the first half of 2003. Interest income is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted from higher interest rates and an increased average cash balance in the first half of 2004 compared to the first half of 2003.

Provision (benefit) for Income Taxes from Continuing Operations. Provision (benefit) for income taxes from continuing operations was $1.6 million in the first half of 2004, compared to ($224,000) in the first half of 2003. As a percentage of income (loss) from continuing operations before provision (benefit) for income taxes, provision (benefit) for income taxes was 38.4% and 165.9% in the first half of 2004 and 2003, respectively. The percentage of income (loss) from continuing operations before provision (benefit) for income taxes for the first half of 2003 was high due to the proximity of the result to a break-even level and the impact of research and development income tax credits.

Income from Continuing Operations. Income from continuing operations was $2.5 million and $89,000 in the first half of 2004 and 2003, respectively.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of $115.4 million, including $67.9 million of cash and cash equivalents and $10.0 million in marketable securities, compared to working capital of $114.1 million, including $30.8 million of cash and cash equivalents and $45.6 million in marketable securities as of December 31, 2003. Current assets were 8.7 times current liabilities at June 30, 2004, compared to 5.5 times current liabilities at December 31, 2003.

Net cash provided by operating activities was $1.5 million for the first half of 2004 and resulted primarily from a $8.8 million decrease in accounts receivable, net of allowances, a $3.0 million loss on disposal of a business segment, partially offset by a $9.3 million decrease in accounts payable and a $1.6 million net loss.

Net cash provided by investing activities was $35.2 million for the first half of 2004, attributable to $35.7 million reduction in investments in marketable securities. We expect to spend approximately $3.0 million to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash provided by financing activities was $385,000 for the first half of 2004 and resulted primarily from the receipt of $419,000 in proceeds from the issuance of common stock related to stock option exercises and purchases of stock by employees through the employee stock purchase plan.

In June 2004, our board of directors authorized the repurchase of up to $15 million of our outstanding common stock from time to time over the next 18 months. No common stock was repurchased as of June 30, 2004. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time when management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock. We believe that all funds required for the repurchase of common stock will be obtained from our available cash resources and marketable securities.

We believe that our current assets, including cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operations for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by borrowing money or selling more stock to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Contractual Obligations

There have been no material changes to our Contractual Obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first six months of 2004 and 2003.

New Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have an effect on our consolidated financial statements.

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

•	Reserves for inventory excess, obsolescence and lower of market values over costs. We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of our inventory to its market value.

•	Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us which is offset against revenues. We estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience as an offset against revenue, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” Sales and marketing incentives amounted to $3.4 million for the first six months of 2004 and $3.8 million for the first six months of 2003, respectively, of which $2.2 million and $1.8 million, respectively, were offset against revenues, and $1.2 million and $2.0 million, respectively, were charged as an operating expense.

Consideration given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit; and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our customers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

•	Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded.

•	Litigation and other contingencies. Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, our management will assess whether such information warrants the recording of additional expense relating to our contingencies. To be recorded as an expense, a loss contingency must generally be both probable and measurable. If a loss contingency is material, but is not both probable and estimable, we will disclose it in notes to the financial statements. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	The effects of litigation;

•	Changes in our product and revenue mix;

•	Seasonal purchasing patterns for our products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	The closure of divisions or product lines;

•	Expenses associated with acquisitions;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Due to the above and other factors, quarterly revenues and results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline. In addition, the trading price of our common stock may fluctuate or decline regardless of our operating performance.

Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term Flash or DRAM IC device supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of Flash IC devices we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas, Matsushita and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Micron Technology and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with our major Flash suppliers are disrupted or terminated, our ability to manufacture and sell our Flash products would be harmed and our Flash business would be adversely affected.

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

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. From 2001 through the first quarter of 2003, a downturn in the semiconductor industry negatively impacted our average sales prices, revenues and earnings. These conditions began to improve in the second and third quarters of 2003 as demand for Flash and DRAM products increased and component prices stabilized. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that a turnaround will occur or be sustained. Any future downturns could have a material adverse effect on our business and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 64.1% and 60.6% of our total revenues in the three months and six months ended June 30, 2004, respectively, compared to 54.2% and 55.2% of our total revenues in the three months and six months ended June 30, 2003, respectively.

Our ten largest OEM Division customers accounted for an aggregate of 84.3% and 80.8% of our OEM Division revenues, or 35.2% and 34.0% of our total revenues, in the three months and six months ended June 30, 2004, respectively, and 69.5% and 67.4% of our OEM Division revenues, or 13.5% and 14.0% of our total revenues, in the three months and six months ended June 30, 2003, respectively. Our ten largest Consumer Division customers accounted for an aggregate of 64.8% and 62.2% of our Consumer Division revenues, or 37.7% and 36.0% of our total revenues, in the three months and six months ended June 30, 2004, respectively, and 60.5% and 61.6% of our Consumer Division revenues, or 48.8% and 48.8% of our total revenues, in the three months and six months ended June 30, 2003, respectively.

Our largest Consumer Division customer in each of the three months and six months ended June 30, 2004 and 2003, CDW Computer Centers, accounted for 37.3% and 34.0% of our Consumer Division revenues, or 21.7% and 19.7% of our total revenues, in the three months and six months ended June 30, 2004, respectively, and 23.8% and 26.0% of our Consumer Division revenues, or 19.2% and 20.6% of our total revenues, in the three months and six months ended June 30, 2003, respectively. Sam’s Club accounted for 14.5% of our Commercial Division revenues, or 11.7% of our total revenues in the second quarter of 2003. In addition, Micron Semiconductor accounted for 27.4% and 28.8% of our OEM Division revenues, or 11.4% and 12.1% of our total revenues, in the three months and six months ended June 30, 2004, respectively, and Smart Modular accounted for 24.7% and 26.1% of our OEM Division revenues, or 10.3% and 11.0% of our total revenues in the three months and six months ended June 30, 2004, respectively. Other than CDW Computer Centers, Sam’s Club, Micron Semiconductor and Smart Modular, no customer accounted for more than 10.0% of our total revenues in each of the three months and six months ended June 30, 2004 and 2003.

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

We have generated net operating losses and tax credits in recent years, which we are not fully able to utilize at this time. The availability of some of these net operating losses and tax credit carryforwards are subject to expiration and/or certain limitations. As of June 30, 2004, we had federal net operating loss carryforwards of approximately $7.6 million, which begin to expire in 2023, and state net operating loss carryforwards of approximately $5.9 million, which begin to expire in 2013. As of June 30, 2004, we had federal research and development credit carryforwards of approximately $1.0 million, which begin to expire in 2022. In addition, we had the following state credits as of June 30, 2004: research and development credit carryforwards of approximately $1.5 million, which carry forward indefinitely; enterprise zone credit carryforwards of approximately $1.7 million, which carry forward indefinitely; and manufacturer’s investment credit carryforwards of approximately $498,000, which begin to expire in 2009. We are required to periodically review our ability to use our net operating loss and tax credit carryforwards. Such review may result in the limiting of the amount of net operating losses or tax credit carryforwards that can be utilized in the future to offset future taxable income or tax liabilities. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time but, if our ability to use net operating loss and tax credit carryforwards were substantially limited, it could harm our financial condition.

New accounting and financial reporting requirements may impact our financial results.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies could significantly impact our reported results and could retroactively affect previously reported transactions.

For example, changes to FASB’s guidelines relating to accounting for stock-based compensation will likely significantly increase our compensation expense, could make our operating results less predictable and could change the way we compensate our employees or cause other changes in the way we conduct our business.

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

Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of a potential future acquisition increases. For example, in June 2004 we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. We were unable to successfully bring the Xiran Division products to market after funding its operations for over two years. In connection with the discontinued operation, we have taken a one-time charge of approximately $3.0 million in the second quarter of 2004.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 57.3% of our outstanding common stock at June 30, 2004. In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

In addition, if our IC Tower stacking patent is found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products to our IC Tower stacking products would cease. We have applied for one foreign patent and may in the future apply for additional patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks.

We may not be able to maintain or improve our competitive position because of the intense competition in the memory industry.

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors in the third-party memory module industry include: Crucial Memory, a division of Micron Technology, Kingston Technology, Lexar Media, M-Systems, PNY Technologies, SanDisk, and SMART Modular. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mike Moshayedi, our President, and Mark Moshayedi, our Chief Operating Officer, Chief Technical Officer and Secretary. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy. In addition, we do not have key man life insurance policies for any of our key employees.

Ineffective management of inventory levels or product mix, order cancellations, product returns, inventory write-downs, price protection and rebates could adversely affect our results of operations.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if our Consumer Division customers are unable to sell their inventory in a timely manner, we may choose or be required to lower the price of our products or allow our customers to exchange the slow-moving products for newer products. Similarly, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. In addition, some of our inventory is sold on a consignment basis, and we have very little ability to control or manage that inventory. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error.

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $458,000 and $774,000 in the three months and six months ended June 30, 2004, respectively, compared to $170,000 and $195,000 in the three months and six months ended June 30, 2003, respectively. Inventory write-downs in the three and six months ended June 30, 2004 resulted primarily from increased DRAM and Flash component price volatility compared to the same periods in 2003. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $72,000 and $227,000 in the three months and six months ended June 30, 2004, respectively, compared to $166,000 and $680,000 in the three months and six months ended June 30, 2003, respectively. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $31,000 and $0 in the three months and six months ended June 30, 2004, respectively, compared to $366,000 and $720,000 in the three months and six months ended June 30, 2003, respectively.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2004, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $362,000 and $606,000 in the three months and six months ended June 30, 2004, respectively, compared to $276,000 and $510,000 in the three months and six months ended June 30, 2003, respectively.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 21.5% and 21.3% of our revenues in the three months and six months ended June 30, 2004, respectively, and 21.2% and 21.4% of our revenues in the three months and six months ended June 30, 2003, respectively. Except for Europe, which accounted for 11.3% and 12.2% of our revenues in the three months and six months ended June 30, 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the three months and six months ended June 30, 2004 or 2003. For each of the three months and six months ended June 30, 2004 and 2003, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Substantially all of our operations, including our administrative, manufacturing, research and development operations, are located in our facility in Santa Ana, California. Due to this geographic concentration, a disruption of our operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our operations and consequently harm our business, financial condition and results of operations.

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

At June 30, 2004, our cash and cash equivalents were $67.9 million invested in money market and other interest bearing accounts.

At June 30, 2004, our investment in marketable securities was $10.0 million. The marketable securities consist of certificates of deposit with an original maturity of one year at different financial institutions. At June 30, 2004, these marketable securities had a weighted-average time to maturity of approximately 269 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $679,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of June 30, 2004 were as follows:

	Expected Maturity Date
	Before July 1, 2005	Thereafter	Total	Fair Value 6/30/2004
Investments
Cash and cash equivalents:
Money Market Funds	$67,870,000	$0	$67,870,000	$67,870,000
Weighted average interest rate	1.08%		1.08%	1.08%
Total cash and cash equivalents	$67,870,000	$0	$67,870,000	$67,870,000
Weighted average interest rate	1.08%		1.08%	1.08%
Marketable securities	$9,974,000	$0	$9,974,000	$9,974,000
Weighted average interest rate	1.50%		1.50%	1.50%

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) On June 16, 2004 we announced that our board of directors had authorized us to repurchase up to $15 million of our common stock over an 18 month period expiring on December 16, 2005. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock. There have been no repurchases of our common stock during the three months ended June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2004 Annual Meeting of Shareholders as further discussed below:

(a) Our 2004 Annual Meeting of Shareholders was held on May 26, 2004 in Irvine, California.

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

Name	For	Withheld
Manouch Moshayedi	40,403,727	3,364,444
Mike Moshayedi	40,425,727	3,342,444
Mark Moshayedi	40,425,727	3,342,444
Dan Moses	40,344,401	3,423,770
F. Michael Ball	43,671,508	96,663
Mark R. Hollinger	43,670,708	97,433
James J. Peterson	43,670,708	97,433

(ii) To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004. At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

Shares
For	43,701,338
Against	41,524
Abstain	25,309

(d) Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number		Description
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.

(b) Reports on Form 8-K.

We filed or furnished three reports on Form 8-K during the second quarter of 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description

April 6, 2004	5	On April 6, 2004, we announced the settlement of our two intellectual property infringement lawsuits with Staktek Group L.P.

April 27, 2004*	7 and 12	On April 27, 2004, we issued a press release announcing our financial results for the first quarter ended March 31, 2004.

June 21, 2004*	9	On June 21, 2004, we issued a press release announcing (i) the closure of the Xiran division, (ii) revised revenue guidance for the second quarter of 2004, and (iii) approval of a stock repurchase plan.

*	The information in the Form 8-K and the exhibit attached thereto was not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report on Form 10-Q), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC., a California corporation

Date: August 13, 2004	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi Chief Executive Officer and Chairman of the Board of Directors

Date: August 13, 2004	/s/ DAN MOSES
Dan Moses Chief Financial Officer (Principal Financial and Accounting Officer) and Director

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech specifically incorporates the foregoing information into those documents by reference.