Form 10-Q
period 2004-09-30
SIMPLETECH INC
filed 2004-11-02
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 30, 2004 was 47,353,780.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
Current Assets:
Cash and cash equivalents	$65,668	$30,769
Marketable securities, held to maturity	9,974	45,625
Accounts receivable, net of allowances of $1,157 at September 30, 2004 and $1,100 at December 31, 2003	36,432	33,036
Inventory, net	26,495	26,704
Deferred income taxes	2,582	1,087
Other current assets	1,238	2,236

Total current assets	142,389	139,457
Furniture, fixtures and equipment, net	6,718	9,263
Intangible assets	393	372
Deferred income taxes	3,527	4,577

Total assets	$153,027	$153,669

Current Liabilities:
Accounts payable	$20,782	$20,388
Accrued and other liabilities	4,206	4,957

Total liabilities	24,988	25,345
Commitments and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,353,780 shares issued and outstanding as of September 30, 2004 and 47,776,257 shares issued and outstanding as of December 31, 2003	47	48
Additional paid-in capital	120,995	122,777
Retained earnings	6,997	5,499

Total shareholders’ equity	128,039	128,324

Total liabilities and shareholders’ equity	$153,027	$153,669

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Revised- Note 2)		(Revised- Note 2)
Net revenues	$75,016	$57,470	$197,815	$143,133
Cost of revenues	61,565	47,655	164,579	118,522

Gross profit	13,451	9,815	33,236	24,611

Sales and marketing	4,979	4,144	14,174	13,602
General and administrative	2,460	2,567	7,537	7,117
Research and development	1,192	613	3,005	1,812

Total operating expenses	8,631	7,324	24,716	22,531

Operating income	4,820	2,491	8,520	2,080
Interest income	291	100	692	376

Income from continuing operations before provision for income taxes	5,111	2,591	9,212	2,456
Provision for income taxes	2,038	896	3,613	672

Income from continuing operations	$3,073	$1,695	$5,599	$1,784
Loss from discontinued operations before benefit for income taxes	—	(2,152)	(7,115)	(6,084)
Benefit for income taxes	—	(855)	(3,013)	(2,398)

Loss from discontinued operations	$—	$(1,297)	$(4,102)	$(3,686)

Net income (loss)	$3,073	$398	$1,497	$(1,902)

Net income (loss) per share:
Basic:
Continuing operations	$0.06	$0.04	$0.12	$0.05
Discontinued operations	$—	$(0.03)	$(0.09)	$(0.10)

Total	$0.06	$0.01	$0.03	$(0.05)

Diluted:
Continuing operations	$0.06	$0.04	$0.11	$0.04
Discontinued operations	$—	$(0.03)	$(0.08)	$(0.09)

Total	$0.06	$0.01	$0.03	$(0.05)

Shares used in per share computation:
Basic	47,712	38,978	47,816	38,909

Diluted	48,730	42,015	49,609	40,534

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
		(Revised- Note 2)
Cash flow from operating activities:
Net income (loss)	$1,497	$(1,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,516	2,656
Gain on sale of furniture, fixtures and equipment	(27)	(50)
Impairment charges	23	(142)
Loss on disposal of a segment	2,979	—
Accounts receivable provisions	1,028	1,654
Inventory excess and obsolescence expense	1,215	235
Deferred income taxes	(445)	(1,832)
Tax Benefit of Employee Stock Option Exercise	161	198
Change in operating assets and liabilities:
Accounts receivable	(4,434)	(6,646)
Inventory	(2,605)	(8,851)
Other current assets	937	604
Accounts payable	453	8,628
Accrued and other liabilities	(1,005)	(279)

Net cash provided by (used in) operating activities	2,293	(5,727)

Cash flows from investing activities:
Sales (purchases) of marketable securities, net	35,651	(315)
Acquisition of intangible assets	(400)
Purchase of furniture, fixtures and equipment	(1,289)	(1,313)
Proceeds from sale of furniture, fixtures and equipment	588	186

Net cash provided by (used in) investing activities	34,550	(1,442)

Cash flows from financing activities:
Payment on capital lease obligations	—	(113)
Stock buyback	(2,667)	—
Cost of equity issuance	(34)	—
Proceeds from issuance of common stock	757	583

Net cash (used in) provided by financing activities	(1,944)	470

Net increase (decrease) in cash	34,899	(6,699)
Cash and cash equivalents at beginning of period	30,769	24,442

Cash and cash equivalents at end of period	$65,668	$17,743

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2004, the consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003, and the consolidated results of cash flows for the nine months ended September 30, 2004 and 2003, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2003 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Revision of Financial Statements

In its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 31, 2004, the Company revised its previously issued consolidated financial statements for the three months and nine months ended September 30, 2003 for the following four items:

•	In December 2003, the Company discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, operating expenses have been decreased by $111,000 and $264,000 in the three months and nine months ended September 30, 2003, respectively.

•	In the three months ended June 30, 2003, the Company determined that the acquisition of Irvine Networks, LLC (formerly known as the Company’s Xiran Division), which was previously recorded as a business combination in the three months ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in its previously issued financial statements for the three months ended June 30, 2003, the Company recorded the effect of correcting this accounting entirely in that quarter, rather than by revising its previously issued financial statements. As a consequence, in the three months ended June 30, 2003, the Company previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the three months ended June 30, 2003. After further analysis, the Company determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, the Company has revised its previously issued financial statements primarily to (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the three months ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the three months ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition. As a result of correcting this error, operating expenses have been increased by $5,000 in the three months ended September 30, 2003 and decreased by $388,000 in the nine months ended September 30, 2003.

•	The Company had recorded in the three months ended December 31, 2001 a write-down of $141,000 of certain fixed assets, which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the three months ended March 31, 2003. As a result of correcting this error, cost of goods sold has been decreased by $141,000 in the nine months ended September 30, 2003.

•	The Company has now recognized in income in the three months ended December 31, 2001 a $308,000 grant from the Scottish government which is the period when the conditions relating to the grant were met. This grant was originally recognized as income in the three months ended June 30, 2003. As a result of correcting this error, operating expenses have been increased by $308,000 in the nine months ended September 30, 2003.

In the three months ended September 30, 2003, the combined effect of these revisions had no impact on the Company’s gross profit, decreased operating expenses by $106,000, increased net income by $65,000, and had no impact on fully diluted earnings per share. In the nine months ended September 30, 2003, the combined effect of these revisions increased the Company’s gross profit by $141,000, decreased operating expenses by $344,000, decreased net loss by $290,000, and increased fully diluted earnings per share by $0.01.

The effect of the revisions described above, before the discontinued operations described in Note 3, on the three months and nine months ended September 30, 2003 is as follows (in thousands, except per share data):

Statement of Operations:

	Three Months Ended September 30, 2003
	As Reported	As Revised
Gross Profit	$9,815	$9,815
Income from operations	232	338
Net income	333	398
Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

	Nine months Ended September 30, 2003
	As Reported	As Revised
Gross Profit	$24,470	$24,611
Loss from operations	(4,489)	(4,004)
Net loss	(2,192)	(1,902)
Net loss per share:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)

Note 3—Discontinued Operations of Xiran Division

In June 2004, the Company discontinued the operation of its Xiran Division, which was formed in 2002 as a result of its acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In the second quarter of 2004, in addition to the $1.7 million loss from operations of the discontinued Xiran Division, the Company took a charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by the Company, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expires on June 30, 2005, is approximately $22,000. In calculating the lease impairment charge, the Company reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net income in the three months ended September 30, 2004.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

Concentrations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004		2003		2004		2003
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	29%	22%	11%	—%	29%	16%	11%	—%
Customer B	11	18	13	20	11	19	13	20
Customer C	10	15	—	—	10	13	—	—

Total	50%	55%	24%	20%	50%	48%	24%	20%

For the three and nine months ended September 30, 2004, international sales comprised 15% and 19%, respectively, of the Company’s revenues. For each of the three and nine months ended September 30, 2003, international sales comprised 21% of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of total revenues. For the nine months ended September 30, 2003, Europe accounted for 10.4% of the Company’s total revenues. Other than Europe in the nine months ended September 30, 2003, no other foreign geographical area accounted for more than 10% of the Company’s total revenues in the three months and nine months ended September 30, 2004 and 2003. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. The estimated future costs of repair or replacement are immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09. Sales and marketing incentives amounted to $2.0 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, of which $1.6 million and $1.4 million, respectively, were offset against revenues, and $456,000 and $747,000, respectively, were charged as operating expense. Sales and marketing incentives amounted to $5.4 million and $6.5 million for the nine months ended September 30, 2004 and 2003, respectively, of which $3.8 million and $3.8 million, respectively, were offset against revenues, and $1.6 million and $2.7 million, respectively, were charged as an operating expense.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the three months ended September 30, 2004 and 2003, shipping and handling costs were approximately $402,000 and $561,000, respectively. For the nine months ended September 30, 2004 and 2003, shipping and handling costs were approximately $1.5 million and $1.7 million, respectively.

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

Note 5—Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 8,482,906 and 9,257,568 shares of common stock were outstanding at September 30, 2004 and 2003, respectively. For the three months and nine months ended September 30, 2004, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,018,261 and 1,793,081, respectively. For the three months and nine months ended September 30, 2003, potentially dilutive securities consisted solely of options and resulted in potential common shares of 3,037,147 and 1,624,646, respectively.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) for the three months and nine months ended September 30, 2004 and 2003, would have resulted in the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 – (Revised Note 2)	2004	2003 – (Revised Note 2)
	(in thousands, except per share amounts)
Net income (loss), as reported	$3,073	$398	$1,498	$(1,902)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,076)	(895)	(3,165)	(2,619)

Pro forma net income (loss)	1,997	(497)	(1,667)	(4,521)

Loss per share:
Basic—as reported	$0.06	$0.01	$(0.03)	$(0.05)

Basic—pro forma	$0.04	$(0.01)	$(0.03)	$(0.12)

Diluted—as reported	$0.06	$0.01	$(0.03)	$(0.05)

Diluted—pro forma	$0.04	$(0.01)	$(0.03)	$(0.11)

Note 6—Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	September 30, 2004	December 31, 2003
Raw materials	$15,933	$13,587
Work-in-progress	2,195	1,477
Finished goods	10,343	12,683

	28,471	27,747
Valuation allowances	(1,976)	(1,043)

Inventory, net	$26,495	$26,704

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

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2004, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $256,000 and $167,000 in the three months ended September 30, 2004 and 2003, respectively and $861,000 and $677,000 in the nine months ended September 30, 2004 and 2003, respectively.

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

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

Three Months Ended September 30, 2004	Consumer	OEM	Consolidated
Net revenues	$35,995	$39,021	$75,016
Cost of revenues	30,432	31,133	61,565

Gross profit	$5,563	$7,888	13,451

Operating expenses			8,631

Operating income			$4,820

Three Months Ended September 30, 2003	Consumer	OEM	Consolidated
Net revenues	$41,881	$15,589	$57,470
Cost of revenues	34,794	12,861	47,655

Gross profit	$7,087	$2,728	9,815

Operating expenses			7,315

Operating income *			$2,500

Nine Months Ended September 30, 2004	Consumer	OEM	Consolidated
Net revenues	$107,111	$90,704	$197,815
Cost of revenues	90,920	73,659	164,579

Gross profit	$16,191	$17,045	33,236

Operating expenses			24,716

Operating income*			$8,520

Nine Months Ended September 30, 2003	Consumer	OEM	Consolidated
Net revenues	$109,724	$33,409	$143,133
Cost of revenues	92,689	25,833	118,522

Gross profit	$17,035	$7,576	24,611

Operating expenses			22,531

Operating income*			$2,080

*	From continuing operations.

Note 9—Stock Repurchase

In June 2004, the Company’s board of directors authorized the repurchase of up to $15 million of its outstanding common stock from time to time over the next 18 months. The Company repurchased 749,309 shares of common stock at an average share price of $3.56, including commissions, in the third quarter of 2004. No common stock was repurchased prior to the third quarter of 2004. Shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time when its management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. The Company believes that all funds required for the repurchase of common stock will be obtained from its available cash resources and marketable securities.

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

Overview

SimpleTech, Inc. was originally incorporated in California in March 1990 as Simple Technology, Inc. Our name was then changed to SimpleTech, Inc. in May 2001. SimpleTech designs, manufactures and markets custom and open-standard memory solutions based on Flash memory and DRAM technologies. Headquartered in Santa Ana, California, SimpleTech offers a comprehensive line of over 2,500 products and specializes in developing high-density memory modules, memory cards and storage drives.

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC.

In the second quarter of 2004, we executed several initiatives that contributed to the increased profitability in the third quarter of 2004. We expect that these initiatives, such as discontinuing the operations of our Xiran Division and reducing our general and administrative costs, including legal and litigation costs, will result in a decrease in operating expenses of nearly $10 million per year.

We expect our OEM Division to continue to expand its high-capacity IC Tower stacking DRAM module business with our networking and server customers. Our Flash memory engineers are also expected to introduce several new proprietary products by the end of 2004. These products are aimed at the high-capacity Flash storage market. With chipmakers working to find viable channels to place their increased output, we believe the supply of competitively-priced Flash chips is improving.

After we experienced revenue growth of 57.5% from 1998 to 1999 and 60.1% in 2000, revenues declined 46.7% in 2001. Revenues increased 7.5% in 2002 and 20.0% in 2003. Annual revenues in 2001 and 2002 were negatively impacted by deteriorating macroeconomic conditions, severe declines in the price of DRAM components, and significantly reduced sales to customers in the communications and networking markets. These negative conditions began to improve during the second quarter of 2003 and have continued to improve through the third quarter of 2004 as demand for DRAM products increased and component prices stabilized. However, there can be no assurance that the demand for DRAM products will increase or component prices will remain stable or that such trends will continue in the future.

In the past five quarters, we have experienced significant growth in demand for our IC Tower stacking DRAM products from customers in the networking and server market sectors. Our high-capacity IC Tower stacking DRAM modules are used by our customers in their high-end switching equipment and enterprise servers where maximizing memory content in the device is a priority. Our IC Tower stacking DRAM revenues have grown from $2.6 million in the second quarter of 2003 to $17.2 million in the second quarter of 2004, and then increased by 97.1% sequentially in the third quarter of 2004 to $33.9 million.

In recent years, we have experienced an increase in demand for our Flash products as the result of the growth in consumer electronics and OEM applications, such as the replacement of rotating disk drives with Flash products. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to $80.3 million for the year ended December 31, 2003. Despite this growth, our revenues from Flash products in the fourth quarter of 2003 and the first nine months of 2004 were negatively impacted by Flash supply constraints and negative Flash component pricing dynamics. We believe the expected addition of new Flash suppliers in the industry and increased Flash capacity in the second half of 2004 will reduce the supply constraint and have a positive impact on our Flash revenues and gross margins as well as our competitiveness in the market.

We sell our products through our Consumer Division and our OEM Division. Our Consumer Division sells our products through the following channels: VAR, mail order, distributor and mass-market retailer. Our OEM Division was created in late 1998 to enhance the marketing of our customized products to OEMs.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer and OEM Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions.

Historically, a small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 77% and 67% of our total revenues in three months and nine months ended September 30, 2004, respectively, compared to 53% and 50% of our total revenues in the three months and nine months ended September 30, 2003, respectively. CDW Computer Centers, Micron Semiconductor and SMART Modular accounted for 19%, 16% and 13%, respectively, of our total revenues in the nine months ended September 30, 2004. Micron Semiconductor, CDW Computer Centers and SMART Modular accounted for 22%, 18% and 15%, respectively, of our total revenues in the three months ended September 30, 2004. CDW Computer Centers accounted for 20% of our total revenues in each of the three months and nine months ended September 30, 2003. Other than CDW Computer Centers, Micron Semiconductor and SMART Modular, no customer accounted for more than 10% of our total revenues in the three months and nine months ended September 30, 2004 or September 30, 2003. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products constituted 19% and 21% of our total revenues for the first nine months of 2004 and the first nine months of 2003, respectively. Except for Europe, which accounted for 10% of our revenues in the first nine months of 2003, no other foreign geographical area or single foreign country accounted for more than 10% of our revenues in the first nine months of 2004 or 2003. During the first nine months of 2004 and 2003, over 95% of our international sales were denominated in U.S. dollars. In addition, our purchases of IC components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Revision of Financial Statements

Our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 31, 2004 reflects revisions to our previously issued consolidated financial statements for the three months and nine months ended September 30, 2003 for the following four items:

•	In December 2003, we discovered a non-cash clerical error in computing depreciation related to two fixed asset categories during the three-year period ended December 31, 2003. As a result of correcting this error, our operating expenses have been decreased by $111,000 and $264,000 in the three months and nine months ended September 30, 2003, respectively.

•	In the three months ended June 30, 2003, we determined that the acquisition of Irvine Networks, LLC (formerly our Xiran Division), which was previously recorded as a business combination in the three months ended March 31, 2002, should instead have been recorded as an acquisition of assets. As such, in our previously issued financial statements for the three months ended June 30, 2003, we recorded the effect of correcting this accounting entirely in that quarter, rather than by revising our previously issued financial statements. As a consequence, in the three months ended June 30, 2003, we previously (i) reclassified $540,000 of the $835,000 goodwill that had been recorded at the time of the transaction to amortizable intangible assets, representing assembled workforce with an estimated life of five years, (ii) charged-off against income the remaining $295,000 of goodwill, and (iii) recorded amortization expense of $162,000 reflecting the $135,000 cumulative effect of related amortization since the date of the acquisition as well as $27,000 in amortization for the three months ended June 30, 2003. After further analysis, we determined that the appropriate accounting would have been to retroactively reflect the effect of the asset acquisition for all periods since the date of acquisition. Consequently, we have revised our previously issued financial statements to primarily (i) increase by $200,000, to $1,560,000 the amount initially allocated to in-process research and development, (ii) increase by $15,000, to $115,000 the amount initially allocated to fixed assets, and (iii) allocate $620,000 to assembled workforce, all as of the acquisition date in the three months ended March 31, 2002. In addition, the goodwill write-off of $295,000 and the cumulative amortization of $135,000 relating to this transaction recorded in the three months ended June 30, 2003, as well as the $27,000 recorded for that quarter were reversed and instead the appropriate amortization charge of $31,000 has been recorded in each quarter since the date of acquisition. As a result of correcting this error, operating expenses have been increased by $5,000 in the three months ended September 30, 2003 and decreased by $388,000 in the nine months ended September 30, 2003.

•	We have recorded in the three months ended December 31, 2001 a write-down of $141,000 of certain fixed assets, which were previously designated as held for sale in that quarter. Previously this write-down was recorded in the three months ended March 31, 2003. As a result of correcting this error, cost of goods sold has been decreased by $141,000 in the nine months ended September 30, 2003.

•	We have now recognized as income in the three months ended December 31, 2001 a $308,000 grant from the Scottish government which is the period when the conditions relating to the grant were met. This grant was originally recognized as income in the three months ended June 30, 2003. As a result of correcting this error, operating expenses have been increased by $308,000 in the nine months ended September 30, 2003.

In the three months ended September 30, 2003, the combined effect of these revisions had no impact on our gross profit, decreased operating expenses by $106,000, increased net income by $65,000, and had no impact on fully diluted earnings per share. In the nine months ended September 30, 2003, the combined effect of these revisions increased our gross profit by $141,000, decreased operating expenses by $344,000, decreased net loss by $290,000, and increased fully diluted earnings per share by $0.01.

The effect of the revisions described above on the three months and nine months ended September 30, 2003 are as follows (in thousands, except per share data):

Statement of Operations:

	Three Months Ended September 30, 2003
	As Reported	As Revised	After Impact of Discontinued Operations
Gross profit	$9,815	$9,815	$9,815
Income from operations	232	338
Operating income			2,500
Loss from discontinued operations before benefit for income taxes			(2,162)
Net income	$333	$398	$398
Net income (loss) per share:
Basic:
Continuing operations			$0.04
Discontinued operations			$(0.03)
Total	$0.01	$0.01	$0.01
Diluted:
Continuing operations			$0.04
Discontinued operations			$(0.03)
Total	$0.01	$0.01	$0.01

	Nine months Ended September 30, 2003
	As Reported	As Revised	After Impact of Discontinued Operations
Gross profit	$24,470	$24,611	$24,611
Loss from operations	(4,489)	(4,004)
Operating income			2,080
Loss from discontinued operations before benefit for income taxes			(6,084)
Net loss	$(2,192)	$(1,902)	$(1,902)
Net loss per share:
Basic:
Continuing operations			$0.05
Discontinued operations			$(0.10)
Total	$(0.06)	$(0.05)	$(0.05)
Diluted:
Continuing operations			$0.04
Discontinued operations			$(0.09)
Total	$(0.06)	$(0.05)	$(0.05)

Discontinued Operations of Xiran Division

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In the first half of 2004, the discontinued Xiran Division recorded a $4.1 million operating loss before benefit for income taxes. In addition, we took a pre-tax charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expires on June 30, 2005, is approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net income in the three ended September 30, 2004.

Results of Operations—Comparison of the Third Quarter of 2004 to the Third Quarter of 2003

Net Revenues. Our revenues were $75.0 million in the third quarter of 2004, compared to $57.5 million in the same period in 2003. Revenues increased 30.4% in the third quarter of 2004 due to a 55.0% increase in average sales price, partially offset by a 15.8% decrease in units shipped. The increase in our average sales price resulted primarily from a shift in revenue mix toward OEM Division revenue, which typically is comprised of higher-capacity products with higher average sales prices, such as our stacked DRAM products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our OEM Division revenues increased 150.0% from $15.6 million in the third quarter of 2003 to $39.0 million in the third quarter of 2004. The increase in OEM Division revenues was due to a 106.8% increase in average sales price and a 21.0% increase in units shipped. During the third quarter of 2004, the composition of OEM Division revenues shifted towards higher priced high-capacity stacked DRAM products. In addition, the increase in OEM Division revenues is also partially attributable to greater demand and increased market share in the high-end server and telecom sectors. Our Consumer Division revenues decreased 14.1% from $41.9 million in the third quarter of 2003 to $36.0 million in the third quarter of 2004. Consumer Division revenues decreased in the third quarter of 2004 due primarily to a 23.9% decrease in units shipped, partially offset by a 13.0% increase in average sales price. This reduction in Commercial Division unit volume is primarily a result of our decision to reduce the sales of our Flash products into certain unprofitable sales channels.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $13.0 million as of September 30, 2004, compared to $7.7 million as of September 30, 2003. Our OEM Division backlog was $9.1 million as of September 30, 2004, compared to $4.6 million as of September 30, 2003 due primarily to increased order bookings for our stacking memory products with our high-end server and telecom customers in the third quarter of 2004 compared to the same period in 2003. Our Consumer Division backlog was $3.9 million as of September 30, 2004, compared to $3.1 million as of September 30, 2003.

Consumer Division backlog is typically nominal since substantially all Consumer Division orders are filled on a same-day or next-day basis. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $13.5 million in the third quarter of 2004, compared to $9.8 million in the same period in 2003. Gross profit as a percentage of revenues was 18.0% in the third quarter of 2004, compared to 17.0% in the same period in 2003. Gross profit for our OEM Division as a percentage of OEM Division revenues was 20.2% in the third quarter of 2004, compared to 17.5% in the third quarter of 2003. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 15.5% in the third quarter of 2004, compared to 16.9% in the third quarter of 2003. The change in our OEM Division and Consumer Division gross profit as a percentage of revenues resulted primarily from a shift in product and customer revenue mix.

In June 2004, we discontinued the operation of our Xiran Division. No revenues or operating expenses were recorded in the third quarter of 2004 related to our discontinued Xiran Division. The operating expense figures for the third quarter of 2003 below do not include expenses related to our discontinued Xiran Division.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.0 million in the third quarter of 2004, compared to $4.1 million in the same period in 2003. Sales and marketing expenses increased due primarily to higher sales commissions and marketing costs related to the increased revenue base. Sales and marketing expenses as a percentage of revenues were 6.7% in the third quarter of 2004, compared to 7.1% in the same period in 2003. Sales and marketing expenses as a percentage of revenues decreased as a result of leveraging certain fixed sales and marketing expenses over a larger revenue base.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $2.5 million in the third quarter of 2004, compared to $2.6 million in the same period in 2003. General and administrative expenses as a percentage of revenues were 3.3% in the third quarter of 2004 and 4.5% in the third quarter of 2003. General and administrative expenses as a percentage of revenues decreased as a result of leveraging certain fixed general and administrative expenses over a larger revenue base.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.2 million in the third quarter of 2004, compared to $613,000 in the same period in 2003. Research and development expenses as a percentage of revenues were 1.6% in the third quarter of 2004, compared to 1.1% in the same period in 2003. Research and development expenses increased primarily due to additional engineers hired and product development costs incurred in order to expand our OEM Division Flash and storage product offerings.

Interest Income. Interest income was $291,000 in the third quarter of 2004 and $100,000 in the third quarter of 2003. Interest income is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted from higher average interest rates and an increase in our average cash balance in the third quarter of 2004 compared to the third quarter of 2003.

Provision for Income Taxes from Continuing Operations. Provision for income taxes was $2.0 million in the third quarter of 2004. Provision for income taxes from continuing operations was $896,000 in the third quarter of 2003. As a percentage of income from continuing operations before provision for income taxes, provision for income taxes was 39.9% and 34.4% in the third quarter of 2004 and 2003, respectively. Provision for income taxes as a percentage of income from continuing operations before provision for income taxes was higher in the first three months of 2004 due to a more significant impact of income tax credits on near break-even results in the first three months of 2003.

Income from Continuing Operations. Income from continuing operations was $3.1 million and $1.7 million in the third quarters of 2004 and 2003, respectively.

Results of Operations—Comparison of the first nine months of 2004 to the first nine months of 2003

Net Revenues. Our revenues were $197.8 million in the first nine months of 2004, compared to $143.1 million in the same period in 2003. Revenues increased 38.2% in the first nine months of 2004 due to a 61.3% increase in average sales price, partially offset by a 14.3% decrease in units shipped. The increase in our average sales price resulted primarily from a shift in revenue mix toward OEM Division revenue, which typically is comprised of higher capacity products with higher average sales prices, such as our stacked DRAM products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margins.

Our OEM Division revenues increased 171.6% from $33.4 million in the first nine months of 2003 to $90.7 million in the first nine months of 2004. The increase in OEM Division revenue was due to a 148.1% increase in OEM Division average sales price in the first nine months of 2004 and a 9.4% increase in OEM Division unit volume during this period. The composition of OEM Division revenues shifted towards higher priced high-capacity stacked DRAM products. Our Consumer Division revenues decreased 2.4% from $109.7 million in the first nine months of 2003 to $107.1 million in the first nine months of 2004. Consumer Division revenues decreased in the first nine months of 2004 due to a 20.3% decrease in Consumer Division units shipped, partially offset by a 22.5% increase in Consumer Division average sales price. Our Consumer Division average sales price increased due to higher average DRAM component prices in the first nine months of 2004 compared to the same period in 2003. This reduction in Consumer Division unit volume is primarily a result of our decision to reduce the sales of our Flash products into certain unprofitable sales channels.

Gross Profit. Our gross profit was $33.2 million in the first nine months of 2004, compared to $24.6 million in the same period in 2003. Gross profit as a percentage of revenues was 16.8% in the first nine months of 2004, compared to 17.2% in the same period in 2003. Gross profit for our OEM Division as a percentage of OEM Division revenues was 18.8% in the first nine months of 2004, compared to 22.7% in the first nine months of 2003. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product and customer revenue mix. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 15.1% in the first nine months of 2004, compared to 15.5% in the first nine months of 2003. Gross profit for our Consumer Division as a percentage of Consumer Division revenues for the first nine months of 2004 and 2003 was relatively flat.

In June 2004, we discontinued the operation of our Xiran Division, which had no impact on our net revenues or gross profit for the first nine months of 2004. There were no operating expenses incurred after June 2004 related to our discontinued Xiran Division. The operating expense figures below do not include expenses related to our discontinued Xiran Division.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $14.2 million in the first nine months of 2004, compared to $13.6 million in the same period in 2003. Sales and marketing expenses as a percentage of revenues were 7.2% in the first nine months of 2004, compared to 9.5% in the same period in 2003. Sales and marketing expenses as a percentage of revenues decreased as a result of leveraging certain fixed sales and marketing expenses over a larger revenue base.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.5 million in the first nine months of 2004, compared to $7.1 million in the same period in 2003. General and administrative expenses as a percentage of revenues were 3.8% in the first nine months of 2004 and 5.0% in the first nine months of 2003. General and administrative expenses as a percentage of revenues decreased as a result of leveraging certain fixed general and administrative expenses over a larger revenue base.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $3.0 million in the first nine months of 2004, compared to $1.8 million in the same period in 2003. Research and development expenses as a percentage of revenues were 1.5% in the first nine months of 2004, compared to 1.3% in the same period in 2003. Research and development expenses increased due primarily to additional engineers hired and product development costs incurred in order to expand our OEM Division Flash and storage product offerings.

Interest Income. Interest income was $692,000 in the first nine months of 2004 and $376,000 in the first nine months of 2003. Interest income is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted from higher interest rates and an increased average cash balance in the first nine months of 2004 compared to the first nine months of 2003.

Provision for Income Taxes from Continuing Operations. Provision for income taxes from continuing operations was $3.6 million in the first nine months of 2004, compared to $672,000 in the first nine months of 2003. As a percentage of income from continuing operations before provision for income taxes, provision for income taxes was 39.2% and 27.4% in the first nine months of 2004 and 2003, respectively. Provision for income taxes as a percentage of income from continuing operations before provision for income taxes was higher in the first nine months of 2004 due to a more significant impact of income tax credits on near break-even results in the first nine months of 2003.

Income from Continuing Operations. Income from continuing operations was $5.6 million and $1.8 million in the first nine months of 2004 and 2003, respectively.

Liquidity and Capital Resources

As of September 30, 2004, we had working capital of $117.4 million, including $65.7 million of cash and cash equivalents and $10.0 million in marketable securities, compared to working capital of $114.1 million, including $30.8 million of cash and cash equivalents and $45.6 million in marketable securities as of December 31, 2003. Current assets were 5.5 times current liabilities at September 30, 2004 and December 31, 2003.

Net cash provided by operating activities was $2.3 million for the first nine months of 2004 and resulted primarily from a $3.0 million loss from the disposal of our Xiran Division, $2.5 million in depreciation and amortization, and $1.5 million in net income, partially offset by a $3.4 million increase in accounts receivable, net of allowances, and a $1.4 million increase in inventory, net.

Net cash provided by investing activities was $34.6 million for the first nine months of 2004, attributable primarily to a $35.7 million reduction in investments in marketable securities, partially offset by $1.3 million in purchases of furniture, fixtures and equipment. We expect to spend approximately $3.0 million to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash used in financing activities was $1.9 million for the first nine months of 2004 and resulted primarily from $2.7 million of common stock repurchased under our stock buy back plan, partially offset by the receipt of $757,000 in proceeds from the issuance of common stock related to stock option exercises and purchases of stock by employees through our employee stock purchase plan.

In June 2004, our board of directors authorized the repurchase of up to $15 million of our outstanding common stock from time to time over the next 18 months. We repurchased 749,309 shares of common stock at an average share price of $3.56, including commissions, in the third quarter of 2004. No common stock was repurchased prior to the third quarter of 2004. Shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time when management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. We believe that all funds required for the repurchase of common stock will be obtained from our available cash resources and marketable securities.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	competitors responses to our products.

Contractual Obligations

There have been no material changes to our Contractual Obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the three and nine months ended September 30, 2004 and 2003.

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

•	Reserves for inventory excess, obsolescence and lower of market values over costs. We generally purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduce the carrying amount of our inventory to its market value.

•	Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us which is offset against revenues. We estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience as an offset against revenue, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” Sales and marketing incentives amounted to $5.4 million for the first nine months of 2004 and $6.5 million for the first nine months of 2003, respectively, of which $3.8 million and $3.8 million, respectively, were offset against revenues, and $1.6 million and $2.7 million, respectively, were charged as an operating expense.

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

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term Flash or DRAM IC device supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of Flash IC devices we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas, Matsushita, ST Micro and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Micron Technology and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with our major Flash suppliers are disrupted or terminated, our ability to manufacture and sell our Flash products would be harmed and our Flash business would be adversely affected.

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

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. From 2001 through the first quarter of 2003, a downturn in the semiconductor industry negatively impacted our average sales prices, revenues and earnings. These conditions began to improve during the second quarter of 2003 and have continued to improve through the third quarter of 2004 as demand for DRAM products increased and component prices stabilized. However, there can be no assurance that the demand for DRAM products will increase or component prices will remain stable or that such trends will continue in the future. Any future downturns could have a material adverse effect on our business and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 76.7% and 66.6% of our total revenues in the three months and nine months ended September 30, 2004, respectively, compared to 53.0% and 50.0% of our total revenues in the three months and nine months ended September 30, 2003, respectively.

Our ten largest OEM Division customers accounted for an aggregate of 89.0% and 83.4% of our OEM Division revenues, or 46.3% and 38.2% of our total revenues, in the three months and nine months ended September 30, 2004, respectively, and 78.1% and 63.7% of our OEM Division revenues, or 21.2% and 14.9% of our total revenues, in the three months and nine months ended September 30, 2003, respectively. Our ten largest Consumer Division customers accounted for an aggregate of 76.4% and 65.0% of our Consumer Division revenues, or 36.6% and 35.2% of our total revenues, in the three months and nine months ended September 30, 2004, respectively, and 57.7% and 59.3% of our Consumer Division revenues, or 42.1% and 45.4% of our total revenues, in the three months and nine months ended September 30, 2003, respectively.

Our largest Consumer Division customer in each of the three months and nine months ended September 30, 2004 and 2003, CDW Computer Centers, accounted for 36.6% and 34.9% of our Consumer Division revenues, or 17.5% and 18.9% of our total revenues, in the three months and nine months ended September 30, 2004, respectively, and 27.0% and 26.4% of our Consumer Division revenues, or 19.7% and 20.2% of our total revenues, in the three months and nine months ended September 30, 2003, respectively. In addition, Micron Semiconductor accounted for 42.6% and 34.7% of our OEM Division revenues, or 22.2% and 15.9% of our total revenues, in the three months and nine months ended September 30, 2004, respectively, and SMART Modular accounted for 29.3% and 27.5% of our OEM Division revenues, or 15.2% and 12.6% of our total revenues in the three months and nine months ended September 30, 2004, respectively. Other than CDW Computer Centers, Micron Semiconductor and SMART Modular, no customer accounted for more than 10.0% of our total revenues in each of the three months and nine months ended September 30, 2004 and 2003.

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

We have generated net operating losses and tax credits in recent years, which we are not fully able to utilize at this time. The availability of some of these net operating losses and tax credit carryforwards are subject to expiration and/or certain limitations. As of September 30, 2004, we had federal net operating loss carryforwards of approximately $2.1 million, which begin to expire in 2023, and state net operating loss carryforwards of approximately $1.1 million, which begin to expire in 2013. As of September 30, 2004, we had federal research and development credit carryforwards of approximately $1.2 million, which begin to expire in 2022. In addition, we had the following state credits as of September 30, 2004: research and development credit carryforwards of approximately $1.6 million, which carry forward indefinitely; enterprise zone credit carryforwards of approximately $1.8 million, which carry forward indefinitely; and manufacturer’s investment credit carryforwards of approximately $498,000, which begin to expire in 2009. We are required to periodically review our ability to use our net operating loss and tax credit carryforwards. Such review may result in the limiting of the amount of net operating losses or tax credit carryforwards that can be utilized in the future to offset future taxable income or tax liabilities. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time but, if our ability to use net operating loss and tax credit carryforwards were substantially limited, it could harm our financial condition.

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

Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of a potential future acquisition increases. For example, in June 2004 we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. We were unable to successfully bring the Xiran Division products to market after funding its operations for over two years. In connection with the discontinued operation, we recorded a one-time charge of approximately $3.0 million in the second quarter of 2004.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 58.0% of our outstanding common stock at September 30, 2004. In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third party could claim that our products, which incorporate the products purchased or technology licensed from our suppliers and licensors, infringes a patent or other proprietary right. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation. A license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

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

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Micron Technology and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were approximately $664,000 and $1.4 million in the three months and nine months ended September 30, 2004, respectively, compared to $41,000 and $235,000 in the three months and nine months ended September 30, 2003, respectively. Inventory write-downs in the three and nine months ended September 30, 2004 resulted primarily from increased DRAM and Flash component price volatility compared to the same periods in 2003. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of approximately $480,000 and $707,000 in the three months and nine months ended September 30, 2004, respectively, compared to $382,000 and $1.1 million in the three months and nine months ended September 30, 2003, respectively. Price protection charges declined in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, due primarily to a reduction of customers subject to price protections terms as a result of our decision to reduce the sales of our Flash products into certain unprofitable sales channels. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of

$47,000 and $18,000 in the three months and nine months ended September 30, 2004, respectively, compared to $83,000 and $803,000 in the three months and nine months ended September 30, 2003, respectively.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2004, we have not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $256,000 and $861,000 in the three months and nine months ended September 30, 2004, respectively, compared to $167,000 and $677,000 in the three months and nine months ended September 30, 2003, respectively.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 14.9% and 18.9% of our revenues in the three months and nine months ended September 30, 2004, respectively, and 21.1% and 21.2% of our revenues in the three months and nine months ended September 30, 2003, respectively. Except for Europe, which accounted for 10.4% of our revenues in the nine months ended September 30, 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the three months and nine months ended September 30, 2004 or 2003. For each of the three months and nine months ended September 30, 2004 and 2003, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our common stock has been publicly traded since September 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

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

These provisions include:

•	limitations on who may call special meetings of shareholders;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	elimination of cumulative voting in the election of directors;

•	the right of a majority of directors in office to fill vacancies on the board of directors; and

•	the ability of our board of directors to issue, without shareholder approval, “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt.

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

At September 30, 2004, our cash and cash equivalents were $65.7 million invested in money market and other interest bearing accounts.

At September 30, 2004, our investment in marketable securities was $10.0 million. The marketable securities consist of certificates of deposit with an original maturity of one year at different financial institutions. At September 30, 2004, these marketable securities had a weighted-average time to maturity of approximately 177 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $657,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of September 30, 2004 were as follows:

	Expected Maturity Date
	Before October 1, 2005	Thereafter	Total	Fair Value 9/30/2004
Investments
Cash and cash equivalents:
Money Market Funds	$65,670,000	$0	$65,670,000	$65,670,000
Weighted average interest rate	1.52%		1.52%	1.52%
Total cash and cash equivalents	$65,670,000	$0	$65,670,000	$65,670,000
Weighted average interest rate	1.52%		1.52%	1.52%
Marketable securities	$9,974,000	$0	$9,974,000	$9,974,000
Weighted average interest rate	1.50%		1.50%	1.50%

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

PART II – OTHER INFORMATION

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

We are not currently involved in any other material legal proceedings. We are not aware of any other material legal proceedings threatened or pending against us. However, we are involved in other suits and claims arising in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)	Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended September 30, 2004 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
July 1 through July 31	0	$—	0	$15,000,000
August 1 through August 31	631,191	$3.58	631,191	$12,742,265
September 1 through September 30	118,118	$3.47	749,309	$12,332,328

Total (2)	749,309	$3.56	749,309	$12,332,328

(1)	On June 16, 2004 we announced that our board of directors had authorized a share repurchase program enabling us to repurchase up to $15 million of our common stock over an 18-month period expiring on December 16, 2005. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock. In August 2004, our board of directors approved a plan under Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate the repurchase of our shares of common stock under our existing share repurchase program. Rule 10b5-1 allows us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding our quarterly earnings releases. The 10b5-1 share purchase period commenced on September 1, 2004 and will continue until two trading days following our announcement of our results of operations for the third quarter of 2004.
(2)	All shares were purchased pursuant to our existing share repurchase program. As of October 31, 2004, we had repurchased 749,309 shares of our common stock at an average price of $3.56 per share for an aggregate purchase price of $2,667,672 since inception of our existing share repurchase program, and the remaining authorized amount for stock repurchases under this program was $12,332,328.

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

SIMPLETECH, INC.,
a California corporation

Date: November 1, 2004	/s/ MANOUCH MOSHAYEDI
Manouch Moshayedi
Chief Executive Officer and Chairman of the Board of Directors

Date: November 1, 2004	/s/ DAN MOSES
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