Form 10-K
period 2004-12-31
SIMPLETECH INC
filed 2005-03-16
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $69,610,500 (based upon the last closing price for shares of the registrant’s common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, there were approximately 45,972,401 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART I.

ITEM 1. BUSINESS

Overview

SimpleTech designs, manufactures and markets custom and open-standard memory solutions based on Flash memory and dynamic random access memory, or DRAM, technologies as well as external hard drive storage solutions. We offer a comprehensive line of more than 2,500 products and specialize in developing high-density memory modules, memory cards and storage drives. One way that we distinguish ourselves in the marketplace is by offering Flash and DRAM-based memory solutions and external hard drive storage solutions used by consumers and original equipment manufacturers, or OEMs. We believe this allows us to service a diverse customer base with multiple memory formats thereby enabling our customers to purchase all of their memory requirements from one supplier.

The growth in demand for consumer electronic devices such as digital cameras, MP3 digital audio players, personal digital assistants, or PDAs, digital camcorders and smart phones, as well as the increased memory requirements of these devices, has helped fuel the increased use of non-volatile data storage Flash memory, or NAND Flash. NAND Flash is the preferred technology for these applications because it is lightweight, durable, rugged, compact and retains data without power. Our Flash cards store digital content such as pictures, digital music, video clips and files in a small form factor with large storage capacity and low power consumption. We offer our Flash cards in all major media formats, including CompactFlash, Secure Digital and MultiMedia cards. In addition to the demand in consumer markets, our Flash business is also expanding as a result of the growing number of OEM applications in which Flash drives are replacing rotating disk drives due to improved performance, reliability and size. These OEM applications include military subsystems, in-flight information systems, casino-gaming systems, embedded controls for industrial automation and medical equipment. According to Web-Feet Research in a report dated March 2005, NAND Flash industry revenues are expected to grow from $7.4 billion in 2004 to $16.6 billion in 2007.

Our DRAM products target primarily high-performance computing applications, including switches, routers, high-end servers, workstations, desktops and notebooks. As the applications that we serve expand and as the complexity of these applications increases, the need for the customization of our products in these applications also increases. We have developed proprietary technologies to address the increased need for customized solutions. For example, our patented IC Tower® stacking technology allows multiple memory chips to be stacked together to increase the capacity of a memory module without expanding its footprint. This technique increases memory board density significantly over conventional techniques and is particularly well-suited for applications where high memory capacity, cost and space are critical. We have recently experienced growing demand for our IC Tower stacking products driven by our increased penetration of the server market. We believe this technology allows our customers to design memory-intensive systems on a differentiated and more price competitive basis. We also believe the growth of the DRAM market will be driven primarily by the next PC upgrade cycle, the demand for increased memory content per PC and a resumption of IT spending. According to SIA in a report dated November 2004, the DRAM industry is expected to grow from $26.9 billion in 2004 to $30.1 billion in 2007.

Our various storage products are designed to address the increasing need for expanded, reliable digital storage. The storage product line consists of the following five categories: (1) SimpleShare, the Network Attached Storage product category that enables users to add shared storage to a network, (2) SimpleDrive, the desktop external storage product category which enables fast, reliable back-up and expanded storage volumes, (3) SimpleDrive Portable, the mobile storage product category which enables truly mobile back-up storage, (4) SimpleTransfer, the data migration product category that permits efficient data transfer among multiple PCs and (5) notebook hard drive upgrades.

The essence of the SimpleTech storage product family is fast, reliable storage and back up capabilities for desktop or notebook computers so that users can create media libraries for their digital music, movies and photographs, or add gigabytes of additional storage to accommodate expanding storage needs. According to Coughlin Associates, the 3.5 inch and portable external storage industry is expected to grow from $1.4 billion in 2004 to $3.2 billion in 2007.

We offer memory and external hard drive storage solutions through our Consumer and OEM Divisions. Our Consumer Division sells open-standard memory and storage products such as Flash cards, DRAM modules, USB mini drives and hard disk drives which are used primarily as upgrades in consumer electronic devices and computing systems. We believe our comprehensive line of products allows our customers to efficiently manage their inventory purchases and therefore reduce their costs by consolidating their purchases of memory and storage products into a single vendor. Our OEM Division sells primarily customized memory solutions for newly-manufactured systems, with most sales based on a cooperative design effort between our design engineers and our OEM customers. We believe the ability of these equipment manufacturers to shorten product development cycles and accelerate time-to-market is critical to their success. In response to this trend, we believe equipment manufacturers are increasingly outsourcing the design, development and manufacturing of memory products to third-party memory providers, such as SimpleTech. We believe our design, manufacturing, testing and logistics expertise, along with our proprietary technologies, enable us to respond quickly to our customers’ rapidly changing product and service requirements as well as meet their time-to-market schedules.

Industry Background

The memory market can be divided into several types of integrated circuit (IC) devices that are designed to perform specific functions within computer and other electronic devices or systems. Two of the major types of memory products are Flash and DRAM. Flash is considered a non-volatile memory since it is able to retain data without a power source. Since DRAM requires a constant power supply to retain data, it is considered volatile memory. DRAM has historically dominated the memory industry in terms of market size and scale of production and continues to be one of the highest volume semiconductors manufactured today. In recent years, the memory market has expanded to include Flash due to the proliferation of consumer electronic devices designed to allow increasing user mobility. The growth in shipments of these consumer electronic devices and their unique and expanding storage requirements have led to the increased demand for Flash memory products.

The Flash memory industry is divided into two primary segments: data storage, or NAND, and code storage, or NOR. Data storage Flash products are commonly used for storing large volumes of data in small form factor and in environments characterized by high levels of shock, vibration or temperature fluctuation. In contrast, code storage Flash products are typically used in less memory-intensive applications. Substantially all of our Flash product revenues are derived from the sale of data storage Flash products. Data storage Flash products are used primarily to store digital content such as pictures, digital music, video clips and files in consumer electronic devices such as digital cameras, MP3 digital audio players, PDAs, digital camcorders and smart phones. The demand for these consumer electronic devices has grown rapidly. In addition, these consumer electronic devices have become smaller in size while requiring increasing amounts of memory which is driving the demand for high-density, small form factor Flash memory solutions. Flash memory is noiseless, considerably lighter, more rugged and consumes substantially less power than a rotating disk drive. These characteristics also make Flash drives a better storage alternative than rotating disk drives in extreme environments such as those often found in the military, aerospace and communication applications.

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

External storage industry growth is driven primarily by the trend of increasing requirements to store digital music, movies and photographs and the desire for reliable back up for these digital files. Our storage solutions enable fast, user-friendly, back up and retrieval of such files and certain products allow users to add shared storage to their network.

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

Product Features

•	High degree of customization. Products sold to our OEM Division customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•	High density. Our patented stacking technology allows us to design and manufacture Flash cards and DRAM memory modules in which multiple memory chips are stacked together to increase the capacities of memory modules without increasing the product footprint. In some cases, our IC Tower stacking memory technology allows us to create a high capacity solution that is otherwise not currently available in the market using standard modules, and in other cases it allows us to provide the same capacity as a standard module at a lower price point.

•	Compact size. We are able to manufacture high-density Flash and DRAM memory products with some of the smallest footprints on the market. As component chips increase in capacity, we are able to increase density in the same footprint.

•	High performance and reliability. Our memory products are built utilizing sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our memory products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations typically associated with mobile computing and OEM applications.

•	Low power consumption. During read and write operations, Flash memory products typically use less power than rotating disk drives. At all other times during system operation, Flash memory products require no power. This low power consumption translates into longer battery life for many mobile computing and consumer electronic devices.

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

Products

We offer a comprehensive line of more than 2,500 memory and storage products using our proprietary design and manufacturing technologies. Substantially all of our Flash and DRAM memory products comply with industry standards and are based on a variety of industry architectures. Sales of Flash memory and DRAM products accounted for substantially all of our total revenues in 2004 and 2003. The balance is composed of sales of storage products.

Flash Products

Our Flash products are commonly used as portable digital media in consumer applications, including electronic devices such as digital cameras, mobile phones, MP3 digital audio players and PDAs, and as replacements for hard disk drives in industrial applications, such as military systems and network infrastructure equipment. Our Flash products are compatible with the majority of today’s industry standards.

We offer a broad line of Flash products in various form factors and capacities, including:

CompactFlash memory cards. CompactFlash products provide full PC Card AT Attachment (ATA) functionality but are only one-fourth the size of a standard PC Card. CompactFlash’s small size, durability, low power consumption and ability to operate at either 3.3 volts or 5.0 volts make it well-suited for a range of current and next-generation, small size consumer applications such as audio recorders, digital cameras, MP3 digital audio players and PDAs. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter.

Secure Digital and MultiMediaCard Flash memory cards. Secure Digital, or SD, and MultiMediaCard, or MMC, Flash memory cards are used in data storage applications and are about the size of a postage stamp. Their slim, compact design makes them an ideal removable storage solution for designs including mobile phones, audio players, digital cameras, and PDAs.

miniSD and Reduced-size MultiMedia cards. miniSD and reduced-size MMC, or RS-MMC, Flash memory cards are designed to meet the demanding storage needs of the growing mobile phone and handheld device market. MiniSD and RS-MMC easily convert into standard SD and MMC cards with an adapter to provide interoperability with existing SD and MMC card slots, adding functionality for digital still cameras, MP3 music players, digital camcorders and PDAs that use standard SD and MMC cards.

USB Flash drives. Our USB Flash drive portfolio consists of the embedded Bonzai Xpress and the upgradeable Bonzai which utilizes either an SD or MMC Flash memory card. The Bonzai Xpress is available in a broad range of fixed capacities of up to 2 gigabytes (GB). In contrast, the Bonzai offers greater capacity options since users can easily replace or upgrade the SD or MMC Flash memory card to enable the use of multiple Flash memory cards on the same Bonzai, upgrade of the Bonzai to higher storage capacities and the use of a single Flash drive among multiple devices. Our USB Flash drives are primarily replacements for floppy disk drives, with performance differentiators being ease of use, longer rewrite life, and scalability. The presence of USB ports on most desktops and laptops makes portable, pocket-sized USB Flash drives a convenient device to store, transfer and carry personal files.

ATA Flash PC cards. Our ATA Flash PC Cards are used in storage, data backup and data logging applications. Our products are available in the industry standard PC Card Type II form factor.

Solid State Drives. Our solid state drives are designed to meet the data storage requirements of a wide range of industries, including the defense and aerospace, automotive and transportation, industrial and communications industries. They are drop-in replacements for traditional hard drives and are a superior substitute for hard drives in systems that require sustained operation in harsh environments, low-power consumption, content security, fast data transfer speeds, and high-capacity storage. Typical applications include data recorders, rugged PCs, industrialized servers, telecommunications equipment, and other mission-critical applications. Our solid state drives are available in standard hard drive form factors and interfaces, such as Integrated Drive Electronics/AT Attachment (IDE/ATA) in a 2.5-inch case.

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

The following table describes certain of our Flash modules as of March 1, 2005:

Data Storage Flash Product Family	Density	Form Factor
CompactFlash	32MB – 8GB	Type I (36.4mm x 42.8mm x 3.3mm)
Secure Digital	32MB – 1GB	9-pin
MultiMediaCard	16MB – 512MB	7-pin
Bonzai Xpress	128MB – 2GB	USB Flash drive
Bonzai	32MB – 1GB	Upgradeable USB Flash drive
ATA Flash PC Cards	64MB – 8GB	Type II (54.0mm x 85.6mm x 5.0mm)
Solid-State Drives	32MB – 128GB	2.5 inch, 3.5 inch and custom
Flash Disk Modules – 40-pin	64MB – 2GB	40-pin vertical & horizontal; 40-pin low profile horizontal
Flash Disk Modules – 44-pin	64MB – 2GB	44-pin vertical & horizontal

DRAM Products

We offer a full range of DRAM products, including single in-line memory modules (SIMMs), dual in-line memory modules (DIMMs) and small-outline (SO) DIMMs. Our DRAM products are used primarily in higher performance computing, communications, and industrial applications. Our standard DRAM products are available in various memory module form factors and densities of up to 4GBs. We also offer many of these products utilizing different DRAM architectures such as DDR, DDR2, SDRAM, RDRAM, and legacy products such as EDO and FPM.

The following table describes certain of our non-stacking DRAM products as of March 1, 2005:

DRAM Product Family	Density	Architecture	Speed (MHz)
184-pin and 240-pin DIMM	64MB – 4GB	DDR, DDR2	266 – 667
200-pin SO DIMM	64MB – 1GB	DDR, DDR2	266 – 533
Rambus DIMM	64 – 512MB	RDRAM	600 – 1066
168-pin, 184-pin and 240-pin Registered DIMM	64MB – 4GB	SDRAM, DDR, DDR2	66 – 667
168-pin DIMM	16 – 256MB	EDO, FPM	100 – 133
144-pin SO DIMM	16MB – 1GB	SDRAM, EDO, FPM	100 – 133
100-pin DIMM	16 – 64MB	SDRAM, EDO, FPM	100 – 133
72-pin SO DIMM	16 – 64MB	EDO, FPM	50 ns
72-pin SIMM	16 – 128MB	EDO, FPM	60 ns

Stacked DRAM and Flash Products

DRAM modules and Flash card products. We offer custom and application-specific stacked DRAM modules including a wide range of DIMMs and SO DIMMs. Our stacked DRAM products are used primarily in high-performance PCs, high-performance servers, workstations, switches and routers, and other custom systems. Our stacked DRAM modules are available in various module form factors and capacities of up to 4GBs. We offer many of these modules utilizing different DRAM architectures such as double data rate (DDR and DDR2), synchronous DRAM (SDRAM), and legacy architectures, such as extended data out (EDO) and fast page mode (FPM). Our stacked Flash products are used primarily in high-end consumer digital applications, such as professional digital cameras and camcorders. We utilize IC Tower stacking technology in our Type II CompactFlash memory cards, enabling us to continuously provide high capacity CompactFlash memory cards.

The following tables describe certain of our stacked DRAM and Flash card products as of March 1, 2005:

Stacked DRAM Product Family	Density	Architecture	Speed (MHz)
168-pin, 184-pin and 240-pin Registered DIMM	512MB – 4GB	DDR, DDR2 SDRAM	66 – 667
168-pin, 184-pin, and 240 pin DIMM	512MB – 4GB	DDR, DDR2, SDRAM	66 – 667
200-pin Registered DIMM	128MB – 2GB	SDRAM	66 – 133
144-pin and 200-pin SODIMM	128MB – 1GB	DDR, DDR2, SDRAM	66 – 533

Stacked Flash Product Family	Density	Form Factor
CompactFlash	1GB	Type II (36.4mm × 42.8mm × 5.0mm)
Solid-State Drives	8GB – 128GB	2.5 inch, 3.5 inch and custom

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

The following table describes certain of our IC Tower stacking components as of March 1, 2005:

IC Tower Stacked Component Product Family	Component Density	(Architecture) Capacity	Speed (MHz)
DDR, DDR2	128Mb – 1Gb	2 High (32 – 256MB)	266 – 667
SDRAM	128Mb – 1Gb	2 High (32 – 256MB)	66 – 133
EDO/FPM	128Mb	2 High (32MB)	100 –133

Storage Products

External Hard Disk Drives. We offer the SimpleDrive line of storage devices for data storage and back-up. Our SimpleDrive Desktop product line provides high-density, high-speed, cost-effective storage in 120GB to 400GB capacities. Our SimpleDrive Portable product line offers similar features in a smaller, more durable form factor in capacities ranging from 20GB to 80GB. The primary usage of these external hard drives is for easy, plug and play storage expansion and system backup.

Notebook Hard Drive Upgrade kits: We offer hard drive upgrade kits for most major brands of notebook PCs. Our products range in capacity from 20GB to 80GB. The primary use of these products is to enhance the storage capacity of notebook PCs.

Network Attached Storage: SimpleTech announced SimpleShare Office Storage Server in 2004 and commenced production shipments in January 2005. SimpleShare enables users to quickly and easily add up to 250GB of storage capacity to any network. SimpleShare is the easy way to store and share data over any network.

The following table describes certain of our storage products as of March 1, 2005:

Storage Product Family	Density	Connectivity
SimpleDrive Portable	20GB-80GB	USB, USB/FireWire
SimpleDrive Desktop	120GB-400GB	USB, USB/FireWire
Notebook Hard Drive Upgrades	20GB-80GB	IDE
SimpleShare Office Storage Server	160GB and 250GB	Ethernet 10/100 Base T

Research and Development

Our research and development efforts are focused on developing reliable, high-performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consists of 31 persons as of December 31, 2004, works closely with our OEM Division customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our OEM Division customers’ custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our design library. Our design library consists of over 1,000 designs that are available for a wide variety of custom and open-standard product configurations.

We focus primarily on new high-speed memory modules, improvements in manufacturing processes and technologies, and improvements in test routines and related software. We plan to continue to direct our research and development efforts toward the design of new memory products, which address the requirements of our Consumer and OEM Division customers. Our IC Tower stacking technology is a critical component of our research and development effort as it allows us to design solutions that are continually migrating to higher densities for our customers. Our IC Tower stacking technology enables us to produce high-density Flash and DRAM products by manufacturing products in a three-dimensional form. These products offer higher-density capacities in the same footprint as the traditional two-dimensional designs. We stack unmodified memory devices to produce higher-density and smaller form factor Flash cards and DRAM modules. We believe this capacity enables us to shorten our customers’ design cycles for high-density products to lead times normally associated with non-stacked memory solutions. In response to the growth in Flash-based applications, we are focusing on new Flash solutions that provide improved storage capacities, higher-speed read and write capabilities, smaller sizes and new interfaces. Research and development expense was $4,295,000, $2,445,000 and $2,762,000 for the three years ended December 31, 2004, 2003, and 2002, respectively.

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

Customers

We sell our products through our Consumer and OEM Divisions. We have no long-term sales contracts with our customers. Our Consumer Division sells our products through a variety of distribution channels, including VARS, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Our ten largest customers accounted for an aggregate of 68.4% and 51.9% of our total revenues in 2004 and 2003, respectively. Micron Semiconductor, CDW Computer Centers and Smart Modular accounted for 21.3%, 17.9% and 13.7% of our total revenues in 2004 and CDW Computer Centers accounted for an aggregate of 19.2% of our total revenues in 2003. As of December 31, 2004 and 2003, approximately 38.4% and 21.3% of accounts receivable were concentrated with three and two customers, respectively. No other single customer accounted for more than 10.0% of our total revenues or accounts receivable in 2004 or 2003.

Consumer Division

In 2004, our Consumer Division sold to more than 1,000 customers through VARs, mail order, distributors, and mass market retailers. In addition, through our consumer distribution arrangements, we supply certain of our products to e-commerce companies for their sale of these products on the Internet.

OEM Division

In 2004, our OEM Division sold to more than 200 customers, including sales through OEM distributors and contract manufacturers that incorporate our products into systems they assemble for our OEM Division customers. We define our OEM Division customers as OEMs that have purchased our products directly or ordered our products from OEM distributors and contract manufacturers. Our OEM Division customers make the purchasing decisions on substantially all of the products we sell through OEM distributors and contract manufacturers. For additional information regarding our business segments, see Note 12 to our Consolidated Financial Statements.

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

International sales of our products accounted for $50.3 million, or 18.2%, and $39.8 million, or 18.8%, of our total revenues in 2004 and 2003, respectively. In 2003, Europe accounted for $21.9 million, or 10.3%, of our total revenues. No other foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues. Substantially all of our international sales are export sales, which are shipped from our domestic facility to foreign customers. For additional information regarding our international sales, see Note 12 to our Consolidated Financial Statements and “Business—Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Suppliers

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We purchase these IC devices from a small number of suppliers. In 2004, our significant suppliers of IC devices included:

Flash IC Device Suppliers	DRAM IC Device Suppliers
• Matsushita	• Infineon Technologies
• Renesas	• Micron Technology
• Samsung	• Samsung

We are dependent on a small number of suppliers to supply Flash IC and DRAM IC devices. We have no long-term DRAM or Flash IC device supply contracts. We periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung, Renesas, and Matsushita supply substantially all of the IC devices used in our Flash memory products. In addition, Samsung, Micron Technology and Infineon Technologies currently supply a majority of the DRAM IC devices used in our DRAM memory products. For risks associated with our supplier relationships, see “Business—Risk Factors—Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

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

Backlog

Sales of our memory products are made under short-term cancelable orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $8.1 million as of December 31, 2004 and $12.5 million as of December 31, 2003. Our Consumer Division backlog was $2.1 million as of December 31, 2004 and $5.0 million as of December 31, 2003. Our OEM Division backlog was $6.0 million as of December 31, 2004 and $7.5 million as of December 31, 2003. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2005, we owned 14 U.S. patents, including U.S. Patents No. Re. 36,916 and No. 6,762,487 related to our stacking products, and 10 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. License fees related to the license of our intellectual property and our license of third party intellectual property were nominal for all periods presented in this report. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents which may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

Employees

As of December 31, 2004, we had 389 full-time employees, consisting of 202 in manufacturing (including test, quality assurance and material management), 106 in sales and marketing, 50 in finance and administration and 31 in design and product development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are good.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	Changes in our product and revenue mix;

•	Seasonal purchasing patterns for our products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with acquisitions;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start up of new operations or divisions.

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

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term DRAM of Flash IC device supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of Flash IC devices we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas, Matsushita and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Infineon Technologies, Micron Technology and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Infineon Technologies, Micron Technology or Samsung are disrupted or terminated, our ability to manufacture and sell our DRAM and Flash products would be harmed and our business would be adversely affected.

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

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. From 2001 through the first quarter of 2003, a downturn in the semiconductor industry negatively impacted our average sales prices, revenues and earnings. These conditions began to improve during the second quarter of 2003 and have continued to improve through the end of 2004 as demand for DRAM products increased and component prices stabilized. However, there can be no assurance that the demand for DRAM products will increase or component prices will remain stable or that such trends will continue in the future. Any future downturns could have a material adverse effect on our business and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 68.4% of our total revenues in 2004 and 51.9% of our total revenues in 2003. Our ten largest Consumer Division customers accounted for an aggregate of 66.1% of our Consumer Division revenues, or 34.5% of our total revenues, in 2004 and 58.4% of our Consumer Division revenues, or 42.3% of our total revenues, in 2003. Our largest Consumer Division customer in 2004 and 2003, CDW Computer Centers, accounted for 34.2% of our Consumer Division revenues, or 17.9% of our total revenues, for 2004 and 26.6% of our Consumer Division revenues, or 19.2% of our total revenues, in 2003. No other Consumer Division customer accounted for more than 10.0% of our total revenues in 2004 or 2003.

Our ten largest OEM Division customers accounted for an aggregate of 85.9% of our OEM Division revenues, or 41.1% of our total revenues, in 2004 and 72.2% of our OEM Division revenues, or 19.9% of our total revenues, in 2003. Our largest OEM Division customers in 2004, Micron Semiconductor and Smart Modular, accounted for 44.6% and 29.8%, respectively, of our OEM Division revenues, or 21.3% and 13.7%, respectively, of our total revenues, for 2004. No other single OEM Division customer accounted for more than 10.0% of our total revenues in 2004 or 2003.

Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could harm our business, financial condition and results of operations.

Our ability to use our net operating loss and tax credit carryforwards may be substantially limited, which could harm our financial condition.

In recent years, we generated net operating losses and tax credits, which we have not been able to fully utilize at this time. The availability of some of these net operating losses and tax credit carryforwards are subject to expiration and/or certain limitations. As of December 31, 2004, we had federal net operating loss carryforwards of approximately $1.1 million, which begin to expire in 2023, and state net operating loss carryforwards of approximately $100,000, which begin to expire in 2013. As of December 31, 2004, we had federal research and development credit carryforwards of approximately $1.5 million, which begin to expire in 2022. In addition, we had the following state credits as of December 31, 2004: research and development credit carryforwards of approximately $1.8 million, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $1.9 million, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $498,000, which begin to expire in 2009. We are required to periodically review our ability to use our net operating loss and tax credit carryforwards. Such review may result in the limiting of the amount of net operating losses or tax credit carryforwards that can be utilized in the future to offset future taxable income or tax liabilities. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time but, if our ability to use net operating loss and tax credit carryforwards were substantially limited, it could harm our financial condition.

New accounting and financial reporting requirements, including new standards that affect how we account for equity compensation, may impact our financial results.

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

In addition, there has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. We have accounted for employee stock options and employee stock purchase plan shares for financial and accounting purposes under APB Opinion No. 25, which does not count the grant of stock or options as an expense. In December 2004, the Financial Accounting Standards Board published amendments to financial accounting standards that will require that awards under such plans be treated as compensation expense using the fair value method. Although management is continuing to assess the implications of this revised standard, we believe this revised standard will likely significantly increase our compensation expense, could make our operating results less predictable and could change the way we compensate our employees or cause other changes in the way we conduct our business. For discussion of our employee stock option plan, see Note 10—“Stock Option Plan”.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we undertake a thorough re-examination of our internal control systems and procedures for financial reporting. We also are required to completely document and test those systems. Ultimately, our management will be responsible to report to our shareholders about the condition of our internal control systems, and our auditors will be requested to attest to that report. The independent public accounting firm that audits our financial statements will review our systems for weaknesses and comment on any material weaknesses. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

Our filing of our annual report on a timely basis will depend upon our timely completion of these tasks and our independent public accounting firm’s timely completion of the review of our internal control systems. Our independent public accounting firm is responsible for auditing and reviewing managements’ reports of many other companies, and our deadlines could be difficult for them to meet. A late annual report could have material adverse effects on us, both legally and with respect to the opinions of the participants in the securities market.

If we identify one or more material irremediable weaknesses in our internal controls over financial reporting, our management will be unable to assert such internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, have required most public companies, including us, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. Although we are uncertain about the total costs we will incur in connection with these efforts, we know they will at least be substantial. These costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. There is great demand for consultants in this area, and their fees reflect the short supply, which was caused by thousands of companies concurrently trying to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The costs to comply with evolving laws, regulations and standards may offset a portion of the savings we realized through our efforts to reduce our expenses. These new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and Nasdaq. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. We intend to invest the necessary resources to comply with evolving laws, regulations and standards. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we will be required to incur additional expenses.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 57.9% of our outstanding common stock at December 31, 2004. In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We are currently a party to one lawsuit regarding intellectual property as further described under “Legal Proceedings.” Because litigation is inherently uncertain, we cannot predict the outcome of this lawsuit. This lawsuit is expected to divert the efforts and attention of our key management and technical personnel. In addition, we expect to incur substantial legal fees and expenses in connection with this lawsuit. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming.

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

We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance. Accordingly, there can be no assurance that our future product development efforts will result in future profitability or market acceptance. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations.

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

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $1.1 million in 2004, compared to $367,000 in 2003. Inventory write-downs increased in 2004 due primarily to greater DRAM and Flash component price volatility compared to 2003. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of $854,000 in 2004, compared to $1.3 million in 2003. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $298,000 in 2004, compared to $1.4 million in 2003. Price protection and rebate charges declined in 2004 compared to 2003 due primarily to a reduction of the number of customers that we offer price protection and rebate programs to as a result of our decision to reduce the sales of our Flash products into certain unprofitable sales channels.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of December 31, 2004, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were relatively flat at $1.1 million in 2004, compared to $1.2 million in 2003.

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

Our efforts to expand our business internationally may not be successful and may expose us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Establishing operations in any other foreign country or region presents numerous risks, including:

•	foreign laws and regulations, which may vary country by country, may impact how we conduct our business;
•	higher costs of doing business in certain foreign countries, including different employment laws;

•	difficulty protecting our intellectual property rights from misappropriation or infringement;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	political or economic instability;

•	changes in import/export duties;

•	necessity of obtaining government approvals;

•	trade restrictions;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting of accounts receivables on a timely basis or at all;

•	taxes;

•	longer payment cycles and foreign currency fluctuations; and

•	seasonal reductions in business activity in some parts of the world, such as Europe.

In addition, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. We may also encounter potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties. Furthermore, any actions by countries in which we conduct business to reverse policies that encourage foreign trade or investment could adversely affect our business. If we fail to realize the anticipated revenue growth of our future international operations, our business and operating results could suffer.

We expect that our strategy to expand our international operations will require the expenditure of significant resources and involve the efforts and attention of our management. Unlike some of our competitors, we have limited experience operating our business in foreign countries. Some of our competitors may have substantial advantage over us in attracting customers in certain foreign countries due to earlier established operations in that country, greater knowledge with respect to cultural differences of customers residing in that country and greater brand recognition and longer-standing relationships with customers in that country. If our international expansion efforts in any foreign country are unsuccessful, we may decide to cease these foreign operations, which would likely harm our reputation and cause us to incur expenses and losses.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 18.2% and 18.8% of our revenues in 2004 and 2003, respectively. Except for Europe, which accounted for 10.3% of our revenues in 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in 2004 or 2003. For 2004 and 2003, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Although we have been profitable for most of our history, we have experienced losses on a quarterly and annual basis in the past. In 2003 and in the second quarter of 2004, we incurred net losses of $1.6 million and $1.9 million, respectively. We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. There can be no assurance that we will be profitable on a quarterly or annual basis in the future.

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

ITEM 2. PROPERTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, in which our executive offices, manufacturing, engineering, research and development and testing operations are located. We lease the 24,500 square foot facility from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech, for a base rent of $17,000 per month. This lease expires in July 2017. For the period beginning August 1, 2005 through July 31, 2007, this lease provides that the base rent shall be the greater of $17,000 per month or the market value rent as determined by an independent appraiser. Thereafter, for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

We also lease the 48,600 square foot facility from MDC Land LLC for a base rent of $33,000 per month. This lease also expires in July 2017. For the period beginning August 1, 2005 through July 31, 2007, this lease provides that the base rent shall be the greater of $33,000 per month or the market value rent as determined by an independent appraiser. Thereafter, for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index. We also lease various small facilities for our sales offices and storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional spaces will be available in the future on commercially reasonable terms.

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

We are not currently involved in any other material legal proceedings. We are not aware of any other material legal proceedings threatened or pending against us. However, we are involved in other suits and claims arising in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes. In addition, in the past we have received, and we may continue to receive in the future, claims alleging infringement of patent or other intellectual property rights. Our management believes that these claims generally are without merit and intend to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price range of Common Stock
	High	Low
Year Ended December 31, 2004:
First Quarter	$6.99	$4.22
Second Quarter	$5.90	$3.22
Third Quarter	$4.18	$2.76
Fourth Quarter	$5.51	$3.56

Year Ended December 31, 2003:
First Quarter	$3.51	$1.97
Second Quarter	$4.36	$2.20
Third Quarter	$8.45	$3.50
Fourth Quarter	$11.04	$4.87

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on December 31, 2004 and March 1, 2005. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 31, 2004	$4.60
March 1, 2005	$4.02

Holders

As of March 1, 2005, there were 55 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Use of Proceeds from Sales of Registered Securities

On October 4, 2000, we completed our initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-32478) that was declared effected by the Securities and Exchange Commission on September 28, 2000. There has been no material change with respect to our use of the net proceeds from our initial public offering to the information discussed in our Annual Report on Form 10-K for the year ended December 31, 2000. We continue to invest the remaining net proceeds in short-term, interest-bearing instruments, pending their use to fund working capital and other general corporate purposes, including expansion of sales and marketing activities, enhancement of our technology, possible acquisitions and international expansion.

Equity Compensation Plan Information

The equity compensation plan information required by this Item is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended December 31, 2004 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
October 1 through October 31	0	—	749,309	$12,332,460
November 1 through November 30	92,200	$4.67	841,509	$11,901,431
December 1 through December 31	0	—	841,509	$11,901,431

Total	92,200	$4.67	841,509	$11,901,431

(1)	On June 16, 2004 we announced that our board of directors had authorized a share repurchase program enabling us to repurchase up to $15 million of our common stock over an 18-month period expiring on December 16, 2005. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. All shares were purchased pursuant to our existing share repurchase program. As of March 1, 2005, we had repurchased 2,397,878 shares of our common stock at an average price of $3.82 per share for an aggregate purchase price of $9,153,925 since inception of our existing share repurchase program and the remaining authorized amount for stock repurchases under this program was $5,846,075.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. The consolidated statement of operations data for each of the three years in the period ended December 31, 2004 and the consolidated balance sheet data at December 31, 2003 and 2004 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000, 2001 and 2002 were derived from our audited consolidated financial statements and are not included in this Report.

	Year Ended December 31,
(in thousands)	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:

Net revenues	$275,432	$211,806	$176,531	$164,241	$308,316
Cost of revenues	228,269	175,927	143,582	127,832	239,964

Gross profit	47,163	35,879	32,949	36,409	68,352

Sales and marketing	19,875	18,787	17,527	18,078	21,588
General and administrative	10,106	10,077	10,328	11,262	11,853
Research and development	4,295	2,445	2,762	4,297	3,745
Non-recurring legal settlement					1,810

Total operating expenses	34,276	31,309	30,617	33,637	38,996

Operating income (loss)	12,887	4,570	2,332	2,772	29,356
Interest income (expense), net	1,052	557	778	1,395	(1,158)

Income (loss) from continuing operations before provision (benefit) for income taxes	13,939	5,127	3,110	4,167	28,198
Provision (benefit) for income taxes	5,158	1,645	(188)	1,655	2,838

Income (loss) from continuing operations	$8,781	$3,482	$3,298	$2,512	$25,360

Loss from discontinued operations before benefit for income taxes	(7,115)	$(8,728)	$(8,196)
Benefit for income taxes	(3,023)	$(3,598)	$(3,507)

Loss from discontinued operations	$(4,092)	$(5,130)	$(4,689)

Net income (loss)	$4,689	$(1,648)	$(1,391)

Pro Forma Data (1):
Income before provision for income taxes					$28,198
Pro forma provision for income taxes					10,883

Pro forma net income					$17,315

Net income (loss) per share (pro forma in 2000) (2):
Basic:
Continuing operations	$0.18	$0.09	$0.08	$0.07	$0.53
Discontinued operations	$(0.08)	$(0.13)	$(0.12)	—	—

Total	$0.10	$(0.04)	$(0.04)	$0.07	$0.53

Diluted:
Continuing operations	$0.17	$0.08	$0.08	$0.06	$0.50
Discontinued operations	$(0.08)	$(0.12)	$(0.11)	—	—

Total	$0.09	$(0.04)	$(0.03)	$0.06	$0.50

Shares used in computation of net income (loss) per share:
Basic	47,707,365	40,408,610	38,515,825	38,126,687	32,393,218
Diluted	49,563,208	42,559,586	40,336,008	39,435,505	34,593,678

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,346	$30,769	$24,442	$51,831	$33,747
Marketable securities	9,972	45,625	19,530	—	—
Working capital	121,564	114,112	60,681	64,733	64,300
Total assets	153,409	153,669	94,240	89,114	103,286
Long-term portion of debt and capital lease obligations	—	—	—	384	1,642
Total shareholders’ equity	131,428	128,324	73,902	74,045	69,913

(1)	From our formation in March 1990 to September 26, 2000, we elected for federal and state income tax purposes to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state tax laws and filed our federal and state income tax returns on that basis. Accordingly, no provision has been made for federal or certain state income taxes. Pro forma net (loss) income has been computed using an effective tax rate of 38% to reflect the estimated income tax (benefit) expense as if we had been fully subject to federal and state income taxes as a C corporation for all periods presented. Subsequent to the termination of our S corporation status on September 26, 2000, we have paid federal and state corporate-level income taxes as a C corporation.
(2)	Reflects a 5.07 for 1 stock split of our common stock in September 2000. All share and per share amounts have been adjusted to give retroactive effect to the stock split.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. We expect that several of the initiatives we implemented in 2004, such as discontinuing the operations of our Xiran Division and reducing our general and administrative costs, including legal and litigation costs, will result in a decrease in operating expenses of nearly $10 million per year. Our consolidated financial statements have been reclassified to reflect the Xiran Division as a discontinued operation for all prior periods presented.

After we experienced revenue growth of 57.5% from 1998 to 1999 and 60.1% from 1999 to 2000, revenues declined 46.7% in 2001 and then increased 7.5% in 2002, 20.0% in 2003 and 30.0% in 2004. Annual revenues in 2001 and 2002 were negatively impacted by deteriorating macroeconomic conditions, severe declines in the price of DRAM components, and significantly reduced sales to customers in the communications and networking markets. These negative conditions began to improve in the second quarter of 2003 and have continued to improve through the end of 2004 as demand for DRAM products increased and component prices stabilized. However, there can be no assurance that Flash and DRAM demand or component prices will increase or remain stable or that such trends will continue in the future. We have targeted five areas for potential revenue growth in 2005: Flash-based products for military applications, reduced-sized Flash cards for mobile handsets, expansion of our international business, stacking products for new server and telecom customers and external NAS storage devices in retail stores and for OEMs.

Over the past several years, we have experienced an increase in demand for our Flash products as a result of the growth in consumer electronics and OEM applications, such as the replacement of rotating disk drives with Flash products. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to $54.7 million for the year ended December 31, 2002 to $80.3 million for the year ended December 31, 2003. Despite this growth, our revenues from Flash products in 2004 dropped to $62.2 million due to the negative impact of Flash supply constraints and competitive component pricing issues. We believe the expected addition of new Flash suppliers in the industry and increased industry Flash capacity in 2005, as well as the launch in late 2004 of our new Flash products targeted at military and mobile handset applications, will have a positive impact on our Flash revenues and gross margins as well as our competitiveness in the market. We had no revenue from these new Flash products in 2004.

In addition, we have experienced significant growth over the past year in demand for our IC Tower stacking DRAM products from customers in the networking and server market sectors. Our high-capacity IC Tower stacking DRAM modules are used by our customers in their high-end switching equipment and enterprise servers where maximizing memory content in the device is a priority. Our IC Tower stacking DRAM revenues have grown from $34.2 million for the year ended December 31, 2003 to $104.9 million for the year ended December 31, 2004.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 68.4% of our total revenues in 2004, 51.9% of our total revenues in 2003 and 55.5% of our total revenues in 2002. Micron Semiconductor, CDW Computer Centers and Smart Modular accounted for 21.3%, 17.9% and 13.7%, respectively, of our total revenues in 2004. CDW Computer Centers accounted for 19.2% of our total revenues in 2003 and 21.1% of our total revenues in 2002. Other than Micron Semiconductor, CDW Computer Centers and Smart Modular, no other customer accounted for more than 10.0% of our total revenues in 2004, 2003 and 2002. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Business—Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.” For further details on our major customers, see “Business—Customers.”

International sales of our products constituted 18.2% of our total revenues in 2004, 18.8% of our total revenues in 2003 and 14.8% of our total revenues in 2002. Except for Europe, which accounted for 10.3% of our revenues in 2003, no other foreign geographical area or single foreign country accounted for more than 10.0% of our revenues in 2004, 2003 and 2002. Over 95.0% of our international sales were denominated in U.S. dollars in 2004, 2003 and 2002. In addition, our purchases of IC components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Business—Risk Factors— We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. In June 2004, we discontinued the operation of our Xiran Division. The table below does not include the revenues and operating expenses of our Xiran division, which is presented as discontinued operations.

	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	82.9	83.1	81.3

Gross profit	17.1	16.9	18.7
Operating expenses
Sales and marketing	7.2	8.9	9.9
General and administrative	3.7	4.8	5.9
Research and development	1.5	1.1	1.6

Total operating expenses	12.4	14.8	17.4

Operating income	4.7	2.1	1.3
Interest income	0.4	0.3	0.4

Income before provision for income taxes	5.1	2.4	1.7

Comparison of the years ended December 31, 2004 and 2003

Net Revenues. Our revenues increased 30.0% from $211.8 million in 2003 to $275.4 million in 2004. Sales of memory products accounted for 94.3% of our revenues in 2004, compared to 93.3% of our revenues in 2003. The increase in revenues from 2003 to 2004 was due primarily to a 49% increase in our average sales price from $53 in 2003 to $79 in 2004, partially offset by a 13% decrease in units shipped from 4.0 million units in 2003 to 3.5 million units in 2004. The decrease in unit volume resulted from unit volume decreases of 20% for Flash products and 19% for standard memory products, partially offset by a unit volume increase of 51% for IC Tower stacking products and 22% for non-DRAM, non-Flash products such as SRAM, hard drive upgrade kits and connectivity products. The increase in IC Tower stacking units shipped resulted primarily from an increase in sales of IC Tower stacking products to OEM customers in the server and telecom markets. The decrease in Flash product units shipped resulted primarily from Flash supply constraints and negative competitive component pricing issues that we encountered in most of 2004. The increase in our average sales price resulted primarily from a mix shift toward higher average sales price IC Tower stacking products and more stable DRAM component prices in 2004 compared to 2003. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margin.

Our OEM Division revenues increased 125.5% from $58.4 million in 2003 to $131.7 million in 2004. The increase in OEM Division revenue was due to a 113% increase in average sale price from $67 in 2003 to $143 in 2004, and a 6% increase in OEM Division unit volume. Our OEM Division revenue growth was driven primarily by a significant increase in sales of our higher average selling price IC Tower stacking products. Consumer Division revenues decreased 6.3% from $153.4 million in 2003 to $143.7 million in 2004. The decrease in Consumer Division revenue was due to a 18% decrease in unit volume, partially offset by a 14% increase in average sale price from $49 in 2003 to $56 in 2004. The decrease in unit volume was due primarily to a decrease in the sale of Flash products through the retail channel.

Our combined backlog was $8.1 million as of December 31, 2004, compared to $12.5 million as of December 31, 2003. Our OEM Division backlog was $6.0 million as of December 31, 2004, compared to $7.5 million as of December 31, 2003. Our Consumer Division backlog was $2.1 million as of December 31, 2004, compared to $5.0 million as of December 31, 2003. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

Gross Profit. Our gross profit increased 31.5% from $35.9 million in 2003 to $47.2 million in 2004. Gross profit as a percentage of revenues increased nominally from 16.9% in 2003 to 17.1% in 2004. Gross profit as a percentage of revenues for our OEM Division decreased from 22.0% in 2003 to 19.4% in 2004 as a result of a significant shift in product mix toward lower-margin IC Tower stacking products, which also resulted in a 113.4% increase in OEM Division average sales price from 2003 to 2004. Gross profit as a percentage of revenues for our Consumer Division was flat at 15.0% in 2004 and 2003. As a result of our OEM Division selling a larger percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products, gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased from $18.8 million in 2003 to $19.9 million in 2004. Sales and marketing costs increased due primarily to an increase in variable sales and marketing costs that resulted from a larger revenue base. Sales and marketing expenses as a percentage of revenues decreased from 8.9% in 2003 to 7.2% in 2004. Sales and marketing expenses as a percentage of revenues decreased due primarily to leveraging certain fixed sales and marketing costs against a larger revenue base.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $10.1 million in 2004 and 2003. General and administrative expenses as a percentage of revenues decreased from 4.8% in 2003 to 3.7% in 2004 primarily due to leveraging certain fixed general and administrative costs against a larger revenue base.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 79.2% from $2.4 million in 2003 to $4.3 million in 2004. Research and development expenses as a percentage of revenues increased from 1.1% in 2003 to 1.5% in 2004. Research and development expenses increased year-over-year from 2003 to 2004 due primarily to our investment in the development of our Flash-based Zeus product line for military applications and our NAS external storage drive product line. These product lines, which were launched in late 2004, are expected to contribute to revenue in the first half of 2005.

Interest Income. Interest income is comprised primarily of interest income from our cash, cash equivalents and marketable securities. Interest income was $557,000 in 2003 compared to $1.1 million in 2004. Interest income increased from 2003 to 2004 due primarily to a higher average balance of cash, cash equivalents and marketable securities and higher interest rates. The higher average balance of cash, cash equivalents and marketable securities was impacted by the proceeds from our offering of common stock in October 2003.

Provision for income taxes. Provision for income taxes from continuing operations was $1.6 million in 2003 and $5.2 million in 2004. Provision for income taxes as a percentage of income before provision for income taxes was 32.0% in 2003 compared to 37.0% in 2004. The increase in the effective rate in 2004 resulted from the decrease in research and development, state enterprise zone, and manufacturer’s investment tax credits available in 2004 compared to 2003.

Income from continuing operations. Income from continuing operations was $3.5 million in 2003 and $8.8 million in 2004.

Discontinued Operations. In June 2004, we discontinued the operation of our Xiran Division. No revenues or operating expenses were recorded in the second half of 2004 related to our discontinued Xiran Division. The operating expense figures above do not include operating expenses related to our discontinued Xiran Division during the first half of 2004 and full year 2003.

Comparison of the years ended December 31, 2003 and 2002

Net Revenues. Our revenues were $211.8 million in 2003, compared to $176.5 million in 2002. Revenues increased 20.0% in 2003 due primarily to a 12% increase in units shipped and a 6% increase in average sales price from $50 in 2002 to $53 in 2003. The increase in our average sales price resulted primarily from an increase in the percentage of revenues derived from our OEM Division, which typically sells higher-capacity products with a higher average sales price. Unit shipments growth was comprised of unit volume increases of 149% for IC Tower stacking products and 36% for Flash products, partially offset by decreases of 48% for non-DRAM, non-Flash products and 6% for non-stacked DRAM memory products.

Our OEM Division revenues increased 41.0% from $41.5 million in 2002 to $58.4 million in 2003. The increase was due primarily to a 31% increase in OEM Division average sales price from $51 in 2002 to $67 in 2003, and a 7% increase in OEM Division unit volume. The increase in OEM Division average sales price resulted primarily from an increase in the percentage of OEM Division revenues derived from our IC Tower stacking products, which are typically higher-capacity products with a higher average sales price. Our Consumer Division revenues increased 13.6% from $135.0 million in 2002 to $153.4 million in 2003. Consumer Division revenues increased in 2003 due primarily to a 14% increase in Consumer Division unit volume. Consumer Division average sales price was flat at $49 in 2003 and 2002.

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

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $18.8 million in 2003, compared to $17.5 million in 2002. Sales and marketing expenses as a percentage of revenues were 8.9% in 2003, compared to 9.9% in 2002. Sales and marketing expenses increased due primarily to increased revenues and expanded Consumer Division marketing programs in 2003. Sales and marketing expenses as a percentage of revenues decreased due primarily to leveraging certain fixed sales and marketing costs against a larger revenue base.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $10.1 million in 2003, compared to $10.3 million in 2002. General and administrative expenses as a percentage of revenues were 4.8% in 2003 and 5.9% in 2002. General and administrative expenses were relatively flat in comparing 2003 and 2002.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.4 million in 2003, compared to $2.8 million in 2002. Research and development expenses as a percentage of revenues were 1.1% in 2003, compared to 1.6% in 2002. Research and development expenses were relatively flat in comparing 2003 and 2002.

Interest Income, Net. Interest income, net is comprised primarily of interest income from our cash, cash equivalents and marketable securities and interest expense related to our equipment financing. Interest income, net was $557,000 in 2003, compared to $778,000 in 2002. This decrease in interest income resulted primarily from lower interest rates in 2003, compared to 2002. Interest expense is comprised of interest related to equipment financing. There was no interest expense in 2003. Interest expense was $77,000 in 2002.

Provision for Income Taxes. Provision for income taxes was $1.6 million in 2003, compared to a benefit of $188,000 in 2002. As a percentage of income from continuing operations before provision (benefit) for income taxes, provision for income taxes was 32.0% in 2003 and benefit for income taxes was (6.0%) in 2002. The Company recorded a benefit for income taxes in 2002 primarily due to a non-recurring research and development income tax benefit of approximately $927,000.

Income from Continuing Operations. Income from continuing operations was $3.5 million and $3.3 million in 2003 and 2002, respectively.

Discontinued Operations. In June 2004, we discontinued the operation of our Xiran Division. The operating expense figures above do not include operating expenses related to our discontinued Xiran Division during 2003 and 2002.

Liquidity and Capital Resources

As of December 31, 2004, we had working capital of $121.6 million, including $73.3 million of cash and cash equivalents and $10.0 million in marketable securities, compared to working capital of $114.1 million, including $30.8 million of cash and cash equivalents and $45.6 million in marketable securities as of December 31, 2003. Current assets were 6.5 times current liabilities at the end of 2004, compared to 5.5 times current liabilities at the end of 2003.

Net cash provided by operating activities was $10.1 million in 2004 and resulted primarily from a decrease in net inventory of $6.1 million, net income of $4.7 million, non-cash depreciation and amortization of $3.3 million and loss on disposal of a segment of $3.0 million, partially offset by an increase in net accounts receivable of $4.0 million and a decrease in accounts payable of $3.8 million.

Net cash used in operating activities was $20.0 million in 2003 and resulted primarily from an increase in net accounts receivable of $14.0 million and an increase in net inventory of $12.6 million, partially offset by an increase in accounts payable of $4.0 million and non-cash depreciation and amortization of $3.5 million

Net cash provided by investing activities was $34.4 million in 2004, compared to net cash used in investing activities of $28.2 million in 2003. In 2004, net cash provided by investing activities resulted primarily from a decrease in investments in marketable securities of $35.7 million, partially offset by purchases of furniture, fixtures and equipment of $1.5 million. In 2003, net cash used in investing activities was attributable primarily to $26.1 million of investments in marketable securities. Although we had no material capital expense commitments as of December 31, 2004, we expect to spend up to approximately $2.5 million to $4.5 million during the next 24 months, primarily for manufacturing, testing and engineering equipment.

Net cash used in financing activities was $1.9 million in 2004 and resulted primarily from the $3.1 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $1.2 million related to our employee stock purchase plan and stock option exercises. Net cash provided by financing activities was $54.5 million in 2003 and was attributable primarily to $53.3 million in proceeds related to the issuance of common stock in our follow-on public offering in the fourth quarter of 2003 and $1.3 million in proceeds related to the issuance of stock related to our employee stock purchase plan and stock option exercises.

In June 2004, our board of directors authorized the repurchase of up to $15 million of our outstanding common stock from time to time over the next 18 months. We repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. Shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time when management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. We believe that all funds required for the repurchase of common stock will be obtained from our available cash resources and marketable securities.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	our entrance into new markets;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	competitors responses to our products.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2004. We do not have off-balance sheet financing arrangements as of December 31, 2004.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$7,901,000	$919,000	$1,206,000	$1,206,000	$4,570,000

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2004, 2003 and 2002.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs: an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, that amends Opinion 29 to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this Statement are effective for all nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of the Statement to have a material effect on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact that adoption of this standard will have on our consolidated financial statements; however, we believe that adoption of this standard will result in a charge to reported earnings.

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

•	Reserves for inventory excess, obsolescence and lower of market values over costs. We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential excess, or obsolete, inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

•	Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly and all past due balances over 90 days are reviewed for collectibility. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us. By monitoring our inventory levels with our customers, we estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” Sales and marketing incentives amounted to $7.4 million for 2004 and $8.4 million for 2003, respectively, of which $5.2 million and $4.9 million, respectively, were offset against revenues, and $2.2 million and $3.5 million, respectively, were charged as an operating expense.

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

At December 31, 2004, our cash and cash equivalents were $73.3 million invested in money market and other interest bearing accounts.

At December 31, 2004, our investment in marketable securities was $10.0 million. The marketable securities consist of certificates of deposit with an original maturity of one year at different financial institutions. At December 31, 2004, these marketable securities had a weighted-average time to maturity of approximately 84.6 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $733,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of December 31, 2004 were as follows:

	Expected Maturity Date
	2005	Thereafter	Total	Fair Value 12/31/2004
Investments
Cash and cash equivalents:
Money Market Funds	$73,346,000	$0	$73,346,000	$73,346,000
Weighted average interest rate	2.06%		2.06%	2.06%
Total cash and cash equivalents	$73,346,000	$0	$73,346,000	$73,346,000
Weighted average interest rate	2.06%		2.06%	2.06%
Marketable securities	$9,972,000	$0	$9,972,000	$9,972,000
Weighted average interest rate	1.50%		1.50%	1.50%

Foreign Currency Exchange Rate Risk

More than 95.0% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our IC components from local distributors of Japanese, Korean and Taiwanese suppliers. Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials. To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SimpleTech, Inc.’s consolidated financial statements and schedule required by this item are included in Part IV, Item 15 of this Report.

The supplementary data required by this item is included in Note 13 to SimpleTech, Inc.’s consolidated financial statements.

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

(b) Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2004, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Option Grants for Named Executive Officers

On February 24, 2005, the Compensation Committee approved the grant of non-qualified stock options (the “Options”) under our 2000 Stock Incentive Plan to our current executive officers who will be named in the summary compensation table of the Company’s proxy statement for the 2005 annual meeting of shareholders (“Named Executive Officers”). The following table sets forth certain information concerning the Options granted to our Named Executive Officers:

Named Executive Officer	Title	Shares of Common Stock Underlying Options	Exercise Price	Expiration Date
Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	300,000	$3.84	02/23/2015

Mike Moshayedi	President	100,000	$3.84	02/23/2015

Mark Moshayedi	Chief Operating Officer, Chief Technical Officer and Secretary	250,000	$3.84	02/23/2015

Dan Moses	Chief Financial Officer	100,000	$3.84	02/23/2015

The exercise price of each Option is equal to the fair market value of the common stock on the date of grant as measured by the closing price of the common stock as reported on the Nasdaq National Market on the date of grant. Each Option has a maximum term of 10 years measured from the date of grant, subject to earlier termination following the Named Executive Officer’s cessation of service to SimpleTech. Each Option vests and become exercisable in four successive equal annual installments upon the Named Executive Officer’s completion of each year of service to SimpleTech measured from the date of grant.

2005 Annual Base Salaries for Named Executive Officers

The Compensation Committee approved the 2005 base salaries for Mike Moshayedi, Mark Moshayedi and Dan Moses on December 20, 2004 and the 2005 base salary for Manouch Moshayedi on February 11, 2005. Exhibit 10.12 to this Report on Form 10-K sets forth the 2005 base salaries of each Named Executive Officer.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in “Proposal 1: Elections of Directors” “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” section of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Shareholders (1)	8,587,864	(2)	$4.09	3,549,775	(3)
Equity Compensation Plans Not Approved by Shareholders	—		—	—

Total	8,587,864			3,549,775

(1)	Consists of the 2000 Stock Incentive Plan and Employee Stock Purchase Plan.
(2)	Excludes purchase rights accruing under our Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, each eligible employee may purchase up to 500 shares of common stock at semi-annual intervals on the last business day of January and July each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s start date of the offering period in which the employee is enrolled or (ii) the closing selling price per share on the semi-annual purchase date.
(3)	Consists of shares available for future issuance under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan. As of December 31, 2004, an aggregate of 1,952,641 shares of our common stock were available for issuance under the 2000 Stock Incentive Plan and 1,597,134 shares of our common stock were available for issuance under the Employee Stock Purchase Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan automatically increases on the first trading day of January each calendar year by an amount equal to 4% and 1%, respectively, of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will any such annual increase exceed 2,500,000 shares and 400,000 shares, respectively, of common stock.

The other information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” sections of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in “Proposal 2: Ratification of Independent Registered Public Accounting Firm” section of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	72
Schedule II—Valuation and Qualifying Accounts and Reserves	73

3. Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

(b) Exhibits

The following exhibits are filed (or furnished) herewith or incorporated herein by reference to the location indicated.

Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.

4.2	Specimen Stock Certificate	Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended and restated)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-114279) of the registrant, filed April 7, 2004.

10.4†	2000 Employee Stock Purchase Plan (as amended and restated)	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-114279) of the registrant, filed April 7, 2004.

10.5	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.6†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)	Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

10.7	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.8	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 6, 2000.

10.10	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.11	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.12†	Description of Compensatory Arrangements for 2005 Applicable to Named Executive Officers	Filed herewith.

10.13†	Summary of Non-Employee Director Compensation Arrangements	Filed herewith.

21.1	List of Subsidiaries of SimpleTech, Inc.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(c) Financial Statement Schedule:

The financial statement schedule for SimpleTech, Inc. is set forth in (a)(2) of Item 15 above.

SIMPLETECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

SimpleTech, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SimpleTech, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 11, 2005

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$73,346	$30,769
Marketable securities	9,972	45,625
Accounts receivable, net of allowance of $993 and $1,129 at December 31, 2004 and 2003, respectively	37,047	33,036
Inventory, net	19,002	26,704
Deferred income taxes	1,515	1,087
Other current assets	2,663	2,236

Total current assets	143,545	139,457
Furniture, fixtures and equipment, net	6,146	9,263
Intangibles, net	373	372
Deferred income taxes	3,345	4,577

Total assets	$153,409	$153,669

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$16,553	$20,388
Accrued and other liabilities (Note 5)	5,428	4,957

Total liabilities	21,981	25,345

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,450,722 shares issued and outstanding as December 31, 2004; 47,776,257 shares issued and outstanding as December 31, 2003	47	48
Additional paid-in capital	121,193	122,777
Retained earnings	10,188	5,499

Total shareholders’ equity	131,428	128,324

Total liabilities and shareholders’ equity	$153,409	$153,669

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net revenues	$275,432	$211,806	$176,531
Cost of revenues	228,269	175,927	143,582

Gross profit	47,163	35,879	32,949

Sales and marketing	19,875	18,787	17,527
General and administrative	10,106	10,077	10,328
Research and development	4,295	2,445	2,762

Total operating expenses	34,276	31,309	30,617

Income from operations	12,887	4,570	2,332
Interest income	1,052	557	855
Interest expense	—	—	77

Income before provision for income taxes	13,939	5,127	3,110
Provision (benefit) for income taxes	5,158	1,645	(188)

Income from continuing operations	8,781	3,482	3,298

Loss from discontinued operations before benefit for income taxes	(7,115)	(8,728)	(8,196)
Benefit for income taxes	(3,023)	(3,598)	(3,507)

Loss from discontinued operations	(4,092)	(5,130)	(4,689)

Net income (loss)	$4,689	$(1,648)	$(1,391)

Net income (loss) per share:
Basic:
Continuing operations	$0.18	$0.09	$0.08
Discontinued operations	$(0.08)	$(0.13)	$(0.12)

Total	$0.10	$(0.04)	$(0.04)

Diluted:
Continuing operations	$0.17	$0.08	$0.08
Discontinued operations	$(0.08)	$(0.12)	$(0.11)

Total	$0.09	$(0.04)	$(0.03)

Shares used in computing net income (loss) per share:
Basic	47,707,365	40,408,610	38,515,825

Diluted	49,563,208	42,559,586	40,336,008

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Unearned Stock Based Compensation	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, December 31, 2001	38,272,050	$38	$65,484	$(15)	$8,538	$74,045
Net loss					(1,391)	(1,391)
Compensation related to stock options vesting			48	15		63
Issuance of common shares under employee stock	94,833		222			222
Exercise of stock options	358,917	1	549			550
Tax benefits from exercise of stock options			413			413

Balances, December 31, 2002	38,725,800	39	66,716	0	7,147	73,902
Net loss					(1,648)	(1,648)
Issuance of common shares under stock offering	8,100,000	8	53,122			53,130
Exercise of stock options	854,792	1	1,303			1,304
Issuance of common shares under employee stock purchase plan	95,665		203			203
Tax benefits from exercise of stock options			1,433			1,433

Balances, December 31, 2003	47,776,257	48	122,777	0	5,499	128,324
Net income					4,689	4,689
Repurchase of common shares	(841,509)	(1)	(3,098)			(3,099)
Exercise of stock options	419,964		963			963
Issuance of common shares under employee stock purchase plan	96,010		218			218
Tax benefits from exercise of stock options			333			333

Balances, December 31, 2004	47,450,722	$47	$121,193	$—	$10,188	$131,428

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,689	$(1,648)	$(1,391)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,250	3,542	3,545
(Gain) loss on sale of furniture, fixtures and equipment	(27)	(50)	122
Restructuring and impairment charges	50	(141)	—
Loss on disposal of segment	2,979	—	—
Accounts receivable provisions	1,156	2,164	1,463
Inventory excess and obsolescence expense	1,142	367	304
Deferred income taxes	804	(3,258)	(1,033)
Compensation related to stock options vesting	—	—	63
Tax benefit from exercise of stock options	333	1,433	413
In-process research and development	—	—	1,560
Change in operating assets and liabilities:
Accounts receivable	(5,177)	(16,181)	(7,880)
Inventory	4,961	(12,930)	(4,602)
Other assets	(490)	1,623	497
Accounts payable	(3,776)	4,007	6,061
Accrued and other liabilities	218	1,113	661

Net cash provided (used in) by operating activities	10,112	(19,959)	(217)

Cash flows from investing activities:
Marketable securities	35,653	(26,095)	(19,530)
Purchase of intangible assets	(400)	—	—
Purchase of furniture, fixtures and equipment	(1,465)	(2,329)	(5,383)
Proceeds from sale of furniture, fixtures and equipment	595	186	717
Acquisition of assets	—	—	(2,295)

Net cash provided by (used in) investing activities	34,383	(28,238)	(26,491)

Cash flows from financing activities:
Repayments of borrowings from banks	—	—	(1,012)
Payments on capital lease obligations	—	(113)	(441)
Proceeds from exercise of stock options	1,215	1,304	550
Stock buyback	(3,099)	—	—
Proceeds from issuance of common stock	(34)	53,333	222

Net cash (used in) provided by financing activities	(1,918)	54,524	(681)

Net increase (decrease) in cash	42,577	6,327	(27,389)
Cash and cash equivalents at beginning of period	30,769	24,442	51,831

Cash and cash equivalents at end of period	$73,346	$30,769	$24,442

Supplemental disclosure of cash flow information:
Cash paid during the year:

Income taxes	$890	$6	$10

Interest	$—	$—	$78

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

2. Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of SimpleTech, Inc. and its subsidiaries in California, the Netherlands, and Scotland (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. As disclosed in Note 6, we have presented the Xiran division as a discontinued operation.

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

Accounts Receivable:

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product sales, reduced by reserves for the estimated amount deemed uncollectible due to bad debt, price protection and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. If the Company reduces the list price of its products, certain customers may receive a credit from the Company. The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products multiplied by customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. The sales returns reserve is based on historical relationship to revenues and current contract sales terms.

Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

	Balance at Beginning of year	Additions	Write-offs net of recoveries	Balance at end of year
December 31, 2004	$1,129	$1,155	($1,291)	$993

December 31, 2003	$782	$2,164	($1,817)	$1,129

December 31, 2002	$540	$1,463	($1,221)	$782

Inventory:

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company purchases raw materials in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit the Company’s ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. The Company regularly monitors potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduces the carrying amount of its inventory to its market value.

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

Revenue Recognition:

Product sales and related cost of sales are recognized upon the shipment of product to customers provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. The terms of substantially all product sales are FOB shipping point. A substantial portion of the Company’s sales through its Consumer Division includes limited rights to return unsold inventory. In addition, some customers have limited price protection rights for inventories of the Company’s products held by them. If the Company reduces the list price of their products, these customers may be entitled to receive credits from the Company. The Company provides for estimated future returns of inventory, limited price protection arrangements and the estimated costs of warranty at the time of sale based on historical experience. If the historical data and inventory estimates used to calculate these provisions do not properly reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted.

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2004, 2003 and 2002, shipping and handling costs were approximately $2,171,000, $2,300,000 and $2,244,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2004, 2003 and 2002, shipping and handling billed to customers was $317,000, $408,000 and $361,000, respectively.

Sales and marketing incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” For the years ended December 31, 2004, 2003 and 2002, sales and marketing incentives amounted to $7,438,000, $8,427,000 and $7,529,000, of which $5,256,000, $4,932,000 and $3,415,000, respectively, were offset against revenues, and $2,182,000, $3,495,000 and $4,114,000, respectively, were charged as an operating expense.

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

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2004, 2003, and 2002, advertising costs were approximately $1,600,000, $2,114,000 and $2,469,000, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,
	2004	2003	2002
Net Income, as reported	$4,689,000	$(1,648,000)	$(1,391,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,302,000)	(3,444,000)	(2,241,000)

Pro forma net income (loss)	$387,000	$(5,092,000)	$(3,632,000)

Net income per share:
Basic - as reported	$0.10	$(0.04)	$(0.04)
Basic - pro forma	$0.01	$(0.13)	$(0.09)
Diluted - as reported	$0.10	$(0.04)	$(0.03)
Diluted - pro forma	$0.01	$(0.13)	$(0.09)

Weighted average shares outstanding:
Basic	47,707,365	40,408,610	38,515,825

Diluted	48,366,698	40,408,610	38,515,825

For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Weighted-average expected life (years)	5	5	5
Annual dividend per share	none	none	none
Risk-free interest rate	2.86% to 3.96%	2.14% to 3.50%	2.67% to 4.92%
Expected volatility	63%	63%	63%

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

For the year ended December 31, 2004, 2003 and 2002, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,856,000, 2,151,000, and 1,820,000, respectively.

During 2004, the Company repurchased 841,509 shares of its common stock at an average price of $3.65 per share. As of March 1, 2005, the Company has repurchased 1,556,369 shares at an average price of $3.86 per share.

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable.

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	12 months ended 12/31
	2004		2003
	acct rec	rev	acct rec	rev
Customer A	15%	14%	10%	—
Customer B	13%	21%	—	—
Customer C	11%	18%	11%	19%

Total	39%	53%	21%	19%

No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2004 and 2003, or for each of the three years in the period ended December 31, 2004. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2004 and 2003, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

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

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements ranging from one year to lifetime. The historical and estimated future costs of repair or replacement are immaterial.

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

In-Process Research and Development:

In connection with the acquisition of substantially all the assets of Irvine Networks, LLC in January 2002 (which resulted in the creation of the Company’s Xiran Division), the Company determined the amount allocated to in-process research and development utilizing the discounted cash flow appraisal method. The value of the technology acquired was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets over the life of the technology. At the time of the valuation, significant assumptions forming the basis of the appraisal were that material cash inflows will commence in 2004; estimated costs to complete the product will be $8.5 million; and a discount rate of 60% which considered the stage of development of the Xiran’s technology, and the nature of projections. The operations of the Xiran Division were discontinued by the Company in June 2004.

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. The Company did not have any material items of other comprehensive income or loss other than net income (loss) in the years ended December 31, 2004 and 2003.

New Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs: an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, that amends Opinion 29 to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The provisions of this Statement are effective for all nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of the Statement to have a material effect on its results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact that adoption of this standard will have on its consolidated financial statements; however, the Company believes that adoption of this standard will result in a charge to reported earnings.

3. Inventory:

Inventory consists of the following:

	December 31,
	2004	2003
Raw materials	$12,316,000	$13,587,000
Work-in-progress	1,541,000	1,477,000
Finished goods	6,485,000	12,683,000

	20,342,000	27,747,000
Valuation allowances	(1,340,000)	(1,043,000)

	$19,002,000	$26,704,000

4. Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment consist of the following:

	December 31,
	2004	2003
Furniture and fixtures	$314,000	$370,000
Equipment	24,561,000	26,272,000

	24,875,000	26,642,000

Accumulated depreciation and amortization	(18,729,000)	(17,379,000)

	$6,146,000	$9,263,000

For the years ended December 31, 2004, 2003 and 2002, the Company recorded depreciation and amortization expense of approximately $3,250,000, $3,542,000 and $3,545,000, respectively.

5. Accrued Liabilities

Accrued Liabilities consisted of the following as of:

	December 31, 2004	December 31, 2003
Payroll costs	$2,837,000	$3,062,000
Marketing Program Costs	$1,079,000	$1,586,000
Other	$1,512,000	$309,000

Total	$5,428,000	$4,957,000

6. Discontinued Operations

In January 2002, the Company acquired substantially all the assets, including intellectual property, of Irvine Networks, LLC, a development stage enterprise, for $2.3 million in cash. The Company retained the engineering staff of Irvine Networks, LLC, which was subsequently renamed the Xiran Division. In connection with the acquisition, approximately $1.6 million of the purchase price was allocated to in-process research and development (“IPR&D”) utilizing the discounted cash flow appraisal method. The value of the technology acquired was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets over the life of the technology. At the time of the valuation, significant assumptions forming the basis of the appraisal were that material cash inflows would commence in 2004; estimated costs to complete the product would be $8.5 million; and a discount rate of 60% would be used, which considered the stage of development of Xiran’s technology, and the nature of projections. The amount attributed to IPR&D was expensed at the date of acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative use. In addition, approximately $620,000 and $115,000 of the purchase price was allocated to intangible assets and fixed assets, respectively.

In June 2004, we discontinued the operation of our Xiran Division. The loss from discontinued operations in the first quarter of 2004 was $2.4 million. In the second quarter of 2004, in addition to the $1.7 million loss from operations of the discontinued Xiran Division, we took a charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expires on June 30, 2005, is approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income.

7. Intangible Assets

Intangibles consisted of the following:

	As of December 31, 2004		As of December 31, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Assembled Workforce	$0	$0	$620,000	$(248,000)
Patent	$400,000	$(26,667)	$0	$0

Total	$400,000	$(26,667)	$620,000	$(248,000)

Aggregate Amortization Expense:

For the year ended 12/31/04	$88,666
For the year ended 12/31/03	$124,000
For the year ended 12/31/02	$124,000

Estimated Amortization Expense:

For the year ended 12/31/05	$80,000
For the year ended 12/31/06	$80,000
For the year ended 12/31/07	$80,000
For the year ended 12/31/08	$80,000
For the year ended 12/31/09	$53,333

In 2004, the Company wrote off the remaining assembled workforce balance in conjunction with the discontinuation of the Xiran Division discussed further in Note 6.

8. Income Taxes:

The provision (benefit) for income taxes consists of the following:

	December 31,
	2004	2003	2002
Current
Federal	$311,000	$1,187,000	$(2,851,000)
State	919,000	242,000	189,000
Foreign	101,000	(124,000)	—

	1,331,000	1,305,000	(2,662,000)

Deferred
Federal	1,755,000	(2,563,000)	1,058,000
State	(951,000)	(695,000)	(2,091,000)

	804,000	(3,258,000)	(1,033,000)

Total provision (benefit) for income taxes	$2,135,000	$(1,953,000)	$(3,695,000)

For 2004 and 2003, the difference between the effective rate and the expected U.S. federal tax rate is due primarily to state taxes and an increase in deferred tax assets as a result of current year research and development tax credits recorded. For 2002, the difference between the effective rate and the expected U.S. federal tax rate is due to an increase in deferred tax assets as a result of prior year and current year federal and state research and development and other tax credits recorded in 2002.

The (benefit) provision from continuing operations for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	December 31,
	2004	2003	2002
Statutory regular federal income tax	35.0%	35.0%	35.0%
State taxes, including state tax credits net of federal benefit	3.1	2.5	(26.4)
Federal tax credits	(2.1)	(1.9)	(15.8)
Other	1.0	(3.6)	1.2

	37.0%	32.0%	(6.0)%

The (benefit) provision for income taxes applicable to continuing operations and discontinued operations consists of the following:

	December 31,
	2004	2003	2002
Provision (benefit) for income taxes from continuing operations:
Current	$4,036,000	$1,309,000	$3,000
Deferred	1,122,000	336,000	(191,000)

Total provision (benefit) for income taxes from continuing operations	5,158,000	1,645,000	(188,000)

Benefit for income taxes from discontinued operations:
Current	(2,705,000)	—	(2,868,000)
Deferred	(318,000)	(3,598,000)	(639,000)

Total benefit for income taxes from discontinued operations	(3,023,000)	(3,598,000)	(3,507,000)

Total income tax expense (benefit)	$2,135,000	$(1,953,000)	$(3,695,000)

The components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2004	2003
Current deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$1,179,000	$741,000
Accrued expenses	300,000	265,000
Other	36,000	81,000

Total current	1,515,000	1,087,000

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	(870,000)	(234,000)
Operating loss carryforwards	1,787,000	4,240,000
Credit carryforwards	5,105,000	3,018,000
Capital loss carryforwards	103,000	—
State taxes	(1,416,000)	(1,125,000)
Other	14,000	13,000

	4,723,000	5,912,000
Valuation allowance	(1,378,000)	(1,335,000)

Total noncurrent	3,345,000	4,577,000

	$4,860,000	$5,664,000

At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $1.1 million and $100,000, respectively, which begin to expire in 2023 and 2013, respectively.

At December 31, 2004, the Company has federal research and development credit carryforwards of approximately $1.5 million, which begin to expire in 2022. In addition, at December 31, 2004 the Company had the following state credits: research and development credit carryforwards of approximately $1.8 million, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $1.9 million, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $498,000, which begin to expire in 2009.

The Company’s foreign subsidiary, SimpleTech Europe, is treated as a branch partnership for income tax purposes and, therefore, is subject to U.S. taxation. At December 31, 2004 and 2003, this entity had U.K. net operating loss carryforwards of $4.5 million and $4.4 million, respectively. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a valuation allowance against these deferred tax assets since management believes that it is most likely that this foreign entity’s U.K. net operating loss carryforwards will not be fully utilized.

The change in valuation allowance is $43,000 for 2004. The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $32,000 of undistributed earnings from SimpleTech Europe BV because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

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

Staktek Corporation—Patent Infringement

On July 30, 2003, the Company filed a lawsuit against Staktek Corporation in the United States District Court for the Central District of California for infringement of its IC Tower stacking patent, U.S. Patent No. Re. 36,916. The Company sought monetary damages in an amount to be stated later, an injunction against further infringement of its patent, attorneys’ fees and trebled damages. Staktek answered the complaint denying infringement and alleging that the patent is invalid.

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

	Operating Leases (Related Party)	Operating Leases (Third Party)
2005	$603,000	$316,000
2006	603,000
2007	603,000
2008	603,000
2009	603,000
Thereafter	4,570,000

Net minimum lease payments	$7,585,000	$316,000

Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1,113,000, $1,009,000, and $1,030,000, respectively, inclusive of related party balances.

Repurchase Agreements

The Company is contingently liable at December 31, 2004, to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory would be repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The amount of potential product returns is estimated and provided for in the period of the sale for financial reporting purposes. As of December 31, 2004, the Company has never been required to repurchase inventory in connection with the customer default agreements noted above. However, there can be no assurance that the Company will not be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $1,100,000, $1,200,000 and $876,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

401(k) Plan

The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2004, 2003 and 2002, the Company made matching contributions of approximately $589,000, $506,000 and 492,000, respectively.

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

In June 2004, the Company’s board of directors authorized the repurchase of up to $15 million of its outstanding common stock from time to time over the next 18 months. The Company repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. Shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time when its management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. The Company believes that all funds required for the repurchase of common stock will be obtained from its available cash resources and marketable securities.

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

At December 31, 2004, the Plan provided for the issuance of up to 13,526,875 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Average Exercise Price
Balances at 12/31/01	3,745,114	$2.78
Granted	4,678,900	$5.29
Exercised	(358,917)	$1.53
Canceled/ forfeited	(1,311,445)	$5.34

Balances at 12/31/02	6,753,652	$4.05
Granted	3,854,600	$3.82
Exercised	(854,792)	$1.53
Canceled/ forfeited	(761,165)	$4.47

Balances at 12/31/03	8,992,295	$4.13
Granted	2,038,700	$4.23
Exercised	(419,964)	$2.37
Canceled/ forfeited	(2,023,167)	$4.81

Balances at 12/31/04	8,587,864	$4.09

Exercisable at 12/31/02	1,980,862	$1.93

Exercisable at 12/31/03	2,325,689	$3.60

Exercisable at 12/31/04	3,267,903	$4.06

At December 31, 2004, 1,952,641 options were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.06 to $ 2.20	1,004,672	$1.18	6.08	901,567	$1.13
$2.20 to $ 3.30	2,568,036	2.99	8.14	617,374	2.91
$3.30 to $ 5.50	2,400,305	4.04	8.89	278,218	4.16
$5.50 to $ 6.60	2,111,026	5.78	8.27	1,244,219	5.77
$6.60 to $11.00	503,825	8.75	8.09	226,525	9.28

	8,587,864			3,267,903

The weighted average grant date fair value per share of shares under option was $1.99, $1.72 and $2.47 for the years ended December 31, 2004, 2003 and 2002, respectively.

No compensation expense was recorded as a result of stock options granted to employees in the years ended December 31, 2004, 2003 and 2002 as the fair market value approximated the per share exercise price of the respective options granted. With respect to options granted to employees in 1999, there were 446,459 shares under options granted in January 1999 with an estimated fair market value of $1.58 per share, 65,910 granted in April 1999 and 6,591 granted in May 1999 with an estimated fair market value of $2.37 per share, all of which were granted at an exercise price of $1.18 per share. The difference between the exercise price and the fair market value at the date of grant of $262,000 was accounted for as unearned compensation and was amortized to expense over the related service period. The Company recorded a total of approximately $0, $0 and $63,000 as compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively, related to options granted to employees.

11. Related Party Transactions:

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

An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent is $33,000 until August 1, 2005, at which time the monthly base rent will be adjusted based by an independent appraiser. Beginning on August 1, 2007, the monthly base rent will be adjusted every two years based on the change in the Consumer Price Index

Building rent expense for these two facilities amounted to $603,000 for each of the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, 2003 and 2002, there was no outstanding facility rent owed to MDC.

In 2004 and 2003, the Company purchased $57,000 and $66,000, respectively, in testing services from QualCenter, Inc., a Texas S Corporation company beneficially owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. QualCenter is located in Houston, Texas and performs tests and qualification services on Hewlett-Packard desktop, laptop, server, and workstation memory modules. QualCenter performs these services on an exclusive basis for Hewlett-Packard under an arrangement whereby Hewlett-Packard defines and specifies all test and evaluation procedures and methodologies.

12. Segment Information:

The Company reports financial results for two reportable operating segments, its OEM and Consumer Divisions. The Company does not aggregate any operating segments.

The accounting policies for each of the reportable operating segments are the same as those described in Note 2 and reflect the information used by the Company’s management to evaluate the performance of its segments. For the OEM and Consumer segments, the Company tracks separately net sales and gross profit but does not track separately operating expenses. The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

	Year Ended December 31, 2004
	OEM	Consumer	Consolidated
Net revenues	$131,696,000	$143,736,000	$275,432,000
Cost of revenues	106,133,000	122,136,000	228,269,000

Gross profit	$25,563,000	$21,600,000	$47,163,000

	Year Ended December 31, 2003
	OEM	Consumer	Consolidated
Net revenues	$58,424,000	$153,382,000	$211,806,000
Cost of revenues	45,579,000	130,348,000	175,927,000

Gross profit	$12,845,000	$23,034,000	$35,879,000

	Year Ended December 31, 2002
	OEM	Consumer	Consolidated
Net revenues	$41,536,000	$134,995,000	$176,531,000
Cost of revenues	29,016,000	114,566,000	143,582,000

Gross profit	$12,520,000	$20,429,000	$32,949,000

For the years ended December 31, 2004, 2003 and 2002, international sales comprised 18%, 19% and 15% of the Company’s revenues, respectively. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

13. Selected Quarterly Financial Data (unaudited):

Quarter Ended:	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net revenues	$77,616	$75,016	$56,509	$66,291
Gross profit	13,926	13,451	8,261	11,525
Operating income	4,367	4,820	1,000	2,700
Income from continuing operations	3,180	3,073	855	1,673
Income (loss) from discontinued operations	10	—	$(2,728)	$(1,374)
Net income (loss)	$3,190	$3,073	$(1,873)	$299

Net income per share:
Basic:
Continuing operations	$0.07	$0.06	$0.02	$0.04
Discontinued operations	—	—	$(0.06)	$(0.03)

Total	$0.07	$0.06	$(0.04)	$0.01

Diluted
Continuing operations	$0.06	$0.06	$0.02	$0.03
Discontinued operations	—	—	$(0.06)	$(0.02)

Total	$0.06	$0.06	$(0.04)	$0.01

Quarter Ended:	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Net revenues	$68,673	$57,470	$44,745	$40,918
Gross profit	11,268	9,815	7,724	7,072
Operating income	2,491	2,500	574	(995)
Income from continuing operations	1,699	1,705	517	(439)
Loss from discontinued operations	(1,445)	(1,307)	(1,257)	(1,121)
Net income (loss)	$254	$398	$(740)	$(1,560)

Net income per share:
Basic:
Continuing operations	$0.04	$0.04	$0.01	$(0.01)
Discontinued operations	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Total	$0.01	$0.01	$(0.02)	$(0.04)

Diluted
Continuing operations	$0.04	$0.04	$0.01	$(0.01)
Discontinued operations	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Total	$0.01	$0.01	$(0.02)	$(0.04)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL

STATEMENT SCHEDULE

To the Board of Directors of

SimpleTech, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 11, 2005 appearing in the 2004 Annual Report on Form 10-K of SimpleTech, Inc. also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Orange County, California

March 11, 2005

SIMPLETECH, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2002, 2003 and 2004

	Accounts Receivable Allowances	Inventory Valuation Allowances
Balance, December 31, 2001	$540,000	$1,290,000
Charged to operations	1,463,000	304,000
Write-offs	(1,221,000)	(790,000)

Balance, December 31, 2002	782,000	804,000
Charged to operations	2,164,000	367,000
Write-offs	(1,817,000)	(128,000)

Balance, December 31, 2003	1,129,000	1,043,000
Charged to operations	1,156,000	1,142,000
Write-offs	(1,292,000)	(845,000)

Balance, December 31, 2004	$993,000	$1,340,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 11th day of March, 2005.

SimpleTech, Inc.

By:	/s/ Manouch Moshayedi
Name:	Manouch Moshayedi
Title:	Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Manouch Moshayedi Manouch Moshayedi	Chief Executive Officer and and Chairman of the Board of Directors	March 11, 2005

/s/ Mike Moshayedi Mike Moshayedi	President and Director	March 11, 2005

/s/ Mark Moshayedi Mark Moshayedi	Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 11, 2005

/s/ Dan Moses Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 11, 2005

/s/ F. Michael Ball F. Michael Ball	Director	March 11, 2005

/s/ Mark R. Hollinger Mark R. Hollinger	Director	March 11, 2005

/s/ James J. Peterson James J. Peterson	Director	March 11, 2005

EXHIBIT INDEX

Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.

4.2	Specimen Stock Certificate	Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended and restated)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-114279) of the registrant, filed April 7, 2004.

10.4†	2000 Employee Stock Purchase Plan (as amended and restated)	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-114279) of the registrant, filed April 7, 2004.

10.5	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.6†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)	Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

10.7	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.8	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 6, 2000.

10.10	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.11	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.12†	Description of Compensatory Arrangements for 2005 Applicable to Named Executive Officers	Filed herewith.

10.13†	Summary of Non-Employee Director Compensation Arrangements	Filed herewith.

21.1	List of Subsidiaries of SimpleTech, Inc.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.