Form 10-Q
period 2005-03-31
SIMPLETECH INC
filed 2005-05-11
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 31, 2005 was 45,114,021.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2005

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash and cash equivalents	$67,105	$73,346
Marketable securities, held to maturity	2,086	9,972
Accounts receivable, net of allowances of $1,242 at March 31, 2005 and $993 at December 31, 2004	37,978	37,047
Inventory, net	33,552	19,002
Deferred income taxes	1,615	1,515
Other current assets	2,042	2,663

Total current assets	144,378	143,545
Furniture, fixtures and equipment, net	5,754	6,146
Intangible assets	353	373
Deferred income taxes	2,733	3,345

Total assets	$153,218	$153,409

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$25,637	$16,553
Accrued and other liabilities (Note 5)	4,420	5,428

Total liabilities	30,057	21,981
Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,114,021 shares issued and outstanding as of March 31, 2005 and 47,450,722 shares issued and outstanding as of December 31, 2004	45	47
Additional paid-in capital	111,892	121,193
Retained earnings	11,224	10,188

Total shareholders’ equity	123,161	131,428

Total liabilities and shareholders’ equity	$153,218	$153,409

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues	$61,247	$66,291
Cost of revenues	50,264	54,766

Gross profit	10,983	11,525

Sales and marketing	5,380	5,054
General and administrative	3,078	2,927
Research and development	1,287	844

Total operating expenses	9,745	8,825

Operating income	1,238	2,700
Interest income, net	435	200

Income from continuing operations before provision for income taxes	1,673	2,900
Provision for income taxes	637	1,227

Income from continuing operations	$1,036	$1,673
Loss from discontinued operations before benefit for income taxes		(2,447)
Benefit for income taxes		(1,073)

Loss from discontinued operations		$(1,374)

Net income (loss)	$1,036	$299

Net income (loss) per share:
Basic:
Continuing operations	$0.02	$0.04
Discontinued operations	—	$(0.03)

Total	$0.02	$0.01

Diluted:
Continuing operations	$0.02	$0.03
Discontinued operations	$—	$(0.02)

Total	$0.02	$0.01

Shares used in per share computation:
Basic	46,599	47,829

Diluted	48,044	50,214

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$1,036	$299
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	696	892
Gain on sale of furniture, fixtures and equipment	(6)	(21)
Accounts receivable provisions	886	430
Inventory excess and obsolescence expense	44	315
Deferred income taxes	512	(49)
Tax Benefit of Employee Stock Option Exercise	30	64
Change in operating assets and liabilities:
Accounts receivable	(1,818)	1,081
Inventory	(14,594)	(12,586)
Other current assets	622	686
Accounts payable	9,084	222
Accrued and other liabilities	(1,008)	(401)

Net cash used in operating activities	(4,516)	(9,068)

Cash flows from investing activities:
Sales (purchases) of marketable securities, net	7,886	(1,608)
Purchase of furniture, fixtures and equipment	(311)	(599)
Proceeds from sale of furniture, fixtures and equipment	33	525

Net cash provided by (used in) investing activities	7,608	(1,682)

Cash flows from financing activities:
Cost of equity issuance	—	(34)
Stock Buyback	(9,489)	—
Proceeds from issuance of common stock	156	199

Net cash (used in) provided by financing activities	(9,333)	165

Net decrease in cash	(6,241)	(10,585)
Cash and cash equivalents at beginning of period	73,346	30,769

Cash and cash equivalents at end of period	$67,105	$20,184

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the consolidated financial position of the Company at March 31, 2005, the consolidated results of operations for the three months ended March 31, 2005 and 2004, and the consolidated results of cash flows for the three months ended March 31, 2005 and 2004, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2004 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended March 31,
	2005		2004
	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	25%	19%	17%	12%
Customer B	12%	11%	—	—
Customer C	11%	18%	14%	18%

For the three months ended March 31, 2005 and 2004, international sales comprised 13% and 21%, respectively, of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. The estimated future costs of repair or replacement are immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09. Sales and marketing incentives amounted to $2.2 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively, of which $2.0 million and $1.2 million, respectively, were offset against revenues, and $160,000 and $720,000, respectively, were charged as an operating expense.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the three months ended March 31, 2005 and 2004, shipping and handling costs were approximately $477,000 and $674,000, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the statutory rates for the three-month periods ended March 31, 2005 and 2004 reflects the recognition of tax credits related to research and development and enterprise zone hiring credits.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Note 3 — Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 9,581,744 and 8,895,287 shares of common stock were outstanding at March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,444,610 and 2,384,408, respectively.

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) for the three months ended March 31, 2005 and 2004, would have resulted in the pro forma amounts below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$1,036	$299
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(928)	(1,011)

Pro forma net income (loss)	108	(712)

Income (loss) per share:
Basic—as reported	$0.02	$0.01

Basic—pro forma	$0.00	$(0.01)

Diluted—as reported	$0.02	$0.01

Diluted—pro forma	$0.00	$(0.01)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for the Company in fiscal 2006. The Company is currently assessing the impact that adoption of this standard will have on its consolidated financial statements; however, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, as amended.

Note 4 — Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	March 31, 2005	December 31, 2004
Raw materials	$19,001	$12,316
Work-in-progress	1,408	1,541
Finished goods	14,365	6,485

	34,774	20,342
Valuation allowances	(1,222)	(1,340)

Inventory, net	$33,552	$19,002

Note 5 — Accrued and Other Liabilities

Accrued and other liabilities consisted of the following as of:

(in thousands)	March 31, 2005	December 31, 2004

Payroll costs	$2,843	$2,837
Marketing	729	1,079
Other	848	1,512

Total	$4,420	$5,428

Note 6 — Commitments and Contingencies

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

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it.

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

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2005, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $524,000 and $244,000 in the three months ended March 31, 2005 and 2004, respectively.

Note 7 — Segment Information

The Company reports financial results for two reportable operating segments: OEM and Consumer. The Company does not aggregate any operating segments.

The accounting policies for each of the reportable operating segments are the same as those described in Note 2 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and reflect the information used by the Company’s management to evaluate the performance of its segments. For the OEM and Consumer segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses. The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

	Three Months Ended March 31, 2005
	Consumer	OEM	Consolidated
Net Revenues	$34,331	$26,916	$61,247
Cost of Revenues	29,895	20,369	50,264

Gross Profit	$4,436	$6,547	10,983

Operating Expenses			9,745

Operating Income			$1,238

	Three Months Ended March 31, 2004
	Consumer	OEM	Consolidated
Net Revenues	$38,216	$28,075	$66,291
Cost of Revenues	31,962	22,804	54,766

Gross Profit	$6,254	$5,271	11,525

Operating Expenses			8,825

Operating Income *			$2,700

*	From continuing operations

Note 8 — Stock Repurchase

In June 2004, the Company’s board of directors authorized the repurchase of up to $15 million of its outstanding common stock from time to time over the next 18 months. The Company repurchased 2,414,964 shares of common stock at an average share price of $3.90, including commissions, in the first quarter of 2005. The Company repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in the year 2004. Shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time when its management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. The Company believes that all funds required for the repurchase of common stock will be obtained from its available cash resources and marketable securities.

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

Overview

SimpleTech, Inc. was originally incorporated in California in March 1990 as Simple Technology, Inc. Our name was then changed to SimpleTech, Inc. in May 2001. SimpleTech designs, manufactures and markets custom and open-standard memory and storage solutions based on Flash memory, Dynamic Random Access Memory (DRAM), and hard disk drive (HDD) technologies. Headquartered in Santa Ana, California, we offer a comprehensive line of more than 2,500 products and specialize in developing high-density memory modules, memory cards and storage solutions. One way in which SimpleTech distinguishes itself in the marketplace is by offering Flash, DRAM and HDD-based solutions used by consumer and original equipment manufacturers (OEMs). This allows the company to service a diverse customer base with multiple memory and storage formats thereby enabling customers to purchase all of their memory and storage requirements from one supplier.

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC.

Over the past several years we have experienced an increase in demand for our Flash products as a result of the growth in consumer electronics and OEM applications, such as the replacement of rotating disk drives with Flash products. Our Flash revenues increased from $24.9 million for the year ended December 31, 1999 to $80.3 million for the year ended December 31, 2003, and then declined to $62.2 million for the year ended December 31, 2004. Our revenues from Flash products in 2004 were negatively impacted by Flash supply constraints and competitive component pricing issues.

In the early part of 2005, we expect to face transitional challenges as we introduce, and some of our customers transition to, our latest generation of stacked and monolithic memory modules. We experienced a 46% sequential decrease in the sales of our stacked memory products in the first quarter of 2005 due primarily from delayed orders related to the process of qualifying some of our latest generation stacked modules with customers as they transition certain of their OEM solutions from PC 2100 to PC 2700 and from DDR I to DDR II technologies. The qualification process has taken longer than expected and although these transitional challenges may impact our second quarter of 2005 results, we believe that these issues can be resolved by the end of the second quarter of 2005. We expect sales of our stacked memory products to increase once these qualification issues have been resolved.

In 2004, we targeted the following five areas for future revenue growth which we continue to pursue in 2005:

•	Continue to develop Flash-based products for military applications;

•	Expanding presence in new markets such reduced-sized Flash cards for mobile handsets;

•	Targeting new customers for our Value-add OEM DRAM memory solutions;

•	Introducing external NAS storage devices in retail stores and for OEMs; and

•	Expanding our international business in Asia and Europe.

We have begun to execute on some of these initiatives through the launch of our Zeus product line of Flash-based solid state drives for military storage applications in December 2004 and the test marketing of our SimpleShare product line of network attached external storage drives in certain retail channels during the first quarter of 2005.

We do not expect continued pursuit of these initiatives to have a material impact on our quarterly general and administrative and research and development expenses in 2005 compared to our recent quarterly run rates. However, if revenues increase due to the execution of these initiatives, we expect related increases in sales and marketing expenses.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 68.1% of our total revenues in the first quarter of 2005 compared to 59.2% of our total revenues in the first quarter of 2004. Smart Modular, CDW Computer Centers, and Hewlett-Packard accounted for 19.1%, 17.8% and 10.5%, respectively, of our total revenues in the first quarter of 2005. CDW Computer Centers, Micron Semiconductor and Smart Modular accounted for 18.0%, 12.7% and 11.6%, respectively, of our total revenues in the first quarter of 2004. Other than Smart Modular, CDW Computer Centers, Micron Semiconductor and Hewlett-Packard, no other customer accounted for more than 10.0% of our total revenues in the first quarter of 2005 and first quarter of 2004. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for 12.5% of our revenues in the first quarter of 2005 compared to 21.1% of our revenues in the first quarter of 2004. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in the first quarter of 2005 or first quarter of 2004. For each of the first quarters of 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been, and expect to continue to be, impacted by seasonal purchasing patterns resulting in lower sales in the first and second quarters of each year. Other factors, including component price fluctuations, may distort the effect of seasonality. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, should revenues decrease to a level lower than expected in any given period, our results of operations would be harmed.

Discontinued Operations of Xiran Division

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In the first half of 2004, the discontinued Xiran Division recorded a $4.1 million operating loss before benefit for income taxes. In addition, we took a pre-tax charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expires on June 30, 2005, is approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net income in the three months ended March 31, 2005.

Results of Operations—Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenues. Our revenues were $61.2 million in the first quarter of 2005, compared to $66.3 million in the same period in 2004. Revenues decreased 7.7% in the first quarter of 2005 due to a 19% decrease in average sales price from $75 in the first quarter of 2004 to $61 in the first quarter of 2005, partially offset by a 14% increase in unit shipments. The decrease in our average sales price resulted from a shift in product mix away from our highest average capacity stacking products and a significant decline in DRAM component pricing in the first quarter of 2005 compared to the first quarter of 2004. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales prices and gross margins.

Our Consumer Division revenues decreased 10.2% from $38.2 million in the first quarter of 2004 to $34.3 million in the first quarter of 2005. Consumer Division revenues decreased in the first quarter of 2005 due to a 27% decrease in average sales price from $59 in the first quarter of 2004 to $43 in the first quarter of 2005, partially offset by a 21% increase in unit volume. The decrease in Consumer Division average sales price resulted primarily from a significant decrease in the average sales price of our Flash products in the first quarter of 2005 compared to the first quarter of 2004. Average sales price for Flash products decreased due to a significant decline in Flash component pricing in the first quarter of 2005 compared to the first quarter of 2004. Our OEM Division revenues decreased 4.1% from $28.1 million in the first quarter of 2004 to $26.9 million in the first quarter of 2005. The decrease in OEM Division revenues was due to a 6% decrease in OEM Division unit volume in the first quarter of 2005 compared to the first quarter of 2004 partially offset by a 2% increase in OEM Division average sales price from $120 in the first quarter of 2004 to $122 in the first quarter of 2005.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $14.0 million as of March 31, 2005, compared to $6.8 million as of March 31, 2004. Our Consumer Division backlog was $3.4 million as of March 31, 2005, compared to $1.3 million as of March 31, 2004. Our OEM Division backlog was $10.6 million as of March 31, 2005, compared to $5.5 million as of March 31, 2004. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $11.0 million in the first quarter of 2005, compared to $11.5 million in the same period in 2004. Gross profit as a percentage of revenues was 18.0% in the first quarter of 2005, compared to 17.3% in the same period in 2004. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 12.9% in the first quarter of 2005, compared to 16.4% in the first quarter of 2004. Gross profit for our Consumer Division as a percentage of Consumer Division revenues for the first quarter of 2005 was negatively impacted by the significant decline in DRAM component pricing which resulted in a decrease in non-stacked DRAM gross profit. Gross profit for our OEM Division as a percentage of OEM Division revenues was 24.3% in the first quarter of 2005, compared to 18.8% in the first quarter of 2004. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product mix.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.4 million in the first quarter of 2005, compared to $5.1 million in the same period in 2004. Sales and marketing expenses as a percentage of revenue were 8.8% in the first quarter of 2005, compared to 7.7% in the same period in 2004. The increase in sales and marketing expenses as a percentage of revenue was primarily due to negative operating expense leverage on a declining revenue base. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were relatively flat at $3.1 million in our first quarter of 2005, compared to $2.9 million in the first quarter of 2004. General and administrative expenses as a percentage of revenues were 5.1% in the first quarter of 2005 and 4.6% in the first quarter of 2004. The increase in general and administrative expenses as a percentage of revenue was primarily due to negative operating expense leverage on a declining revenue base. We expect our general and administrative expenses to decrease in absolute dollars in the future as we complete the primary phase of our Sarbanes-Oxley Act compliance efforts.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.3 million in the first quarter of 2005, compared to $844,000 in the same period in 2004. Research and development expenses as a percentage of revenues were 2.1% in the first quarter of 2005, compared to 1.3% in the same period in 2004. Research and development expenses increased due to increased payroll costs and Flash and storage product design expenses in the first quarter of 2005 compared to the first quarter of 2004. We expect our research and development expenses to remain relatively flat in absolute dollars in the near future.

Interest Income, Net. Interest income, net was $435,000 in the first quarter of 2005 and $200,000 in the first quarter of 2004. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from an increase in average cash, cash equivalents and marketable securities balance and higher interest rates in the first quarter of 2005 compared to the first quarter of 2004.

Provision for Income Taxes. Provision for income taxes was $637,000 in the first quarter of 2005. Provision for income taxes from continuing operations was $1.2 million in the first quarter of 2004. As a percentage of income before provision for income taxes, provision for income taxes was 38% in the first quarter of 2005. As a percentage of income from continuing operations before provision for income taxes, provision for income taxes was 42% in the first quarter of 2004. The decrease in the effective tax rate from the first quarter of 2004 to the first quarter of 2005 was primarily due to investing a larger portion of marketable securities in federal tax exempt instruments during the first quarter of 2005.

Net Income. Net income was $1.0 million in the first quarter of 2005. Net income from continuing operations was $1.7 million in the first quarter of 2004.

Discontinued Operations. In June 2004, we discontinued the operation of our Xiran Division. No revenues or operating expenses were recorded in the first quarter of 2005 related to our discontinued Xiran Division. The operating expense figures above do not include operating expenses related to our discontinued Xiran Division during the first quarter of 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of $114.3 million, including $67.1 million of cash and cash equivalents and $2.0 million in marketable securities, compared to working capital of $121.6 million, including $73.3 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2004. Current assets were 4.8 times current liabilities at March 31, 2005, compared to 6.5 times current liabilities at December 31, 2004.

Net cash used in operating activities was $4.5 million for the first quarter of 2005 and resulted primarily from a $14.6 million increase in inventory, net of reserves, and a $932,000 increase in accounts receivable, net of allowances, offset by a $9.1 million increase in accounts payable. Inventory, net of reserves, increased as a result of increased OEM Division orders, along with the anticipation of the nationwide launch of our external storage product line in the second quarter of 2005.

Net cash provided by investing activities was $7.6 million for the first quarter of 2005, attributable to $7.9 million of redemptions of marketable securities and $311,000 in purchases of furniture, fixtures and equipment. We expect to spend approximately $3.0 to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash used by financing activities was $9.3 million for the first quarter of 2005 and resulted primarily from the $9.5 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $156,000 related to our employee stock purchase plan and stock option exercises.

In June 2004, our board of directors authorized the repurchase of up to $15 million of our outstanding common stock from time to time over the next 18 months. We repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. We repurchased 2,414,964 shares of common stock at an average share price of $3.90, including commissions, in the first quarter of 2005. Shares may be repurchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time when management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. We believe that all funds required for the repurchase of common stock will be obtained from our available cash resources and marketable securities.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	expansion of our international business, including the opening of offices and facilities in foreign countries;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	our entrance into new markets;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	competitors responses to our products.

Contractual Obligations

There have been no material changes to our Contractual Obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We do not have off-balance sheet financing arrangements as of March 31, 2005.

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first quarters of 2005 and 2004.

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

•	Reserves for inventory excess, obsolescence and lower of market values over costs. We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential excess, or obsolete, inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

•	Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly and all past due balances over 90 days are reviewed for collectibility. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us. By monitoring our inventory levels with our customers, we estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09, “EITF 01-09.” Sales and marketing incentives amounted to $2.2 million for the first quarter of 2005 and $1.9 million for the first quarter of 2004, respectively, of which $2.0 million and $1.2 million, respectively, were offset against revenues, and $160,000 and $720,000, respectively, were charged as an operating expense.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	Changes in our product and revenue mix;

•	Seasonal purchasing patterns for our products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with acquisitions;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start up of new operations or divisions.

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

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term DRAM or Flash IC device supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of Flash IC devices we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Renesas, Matsushita and Samsung supply substantially all of the IC devices used in our Flash memory products. In addition, Infineon Technologies, Micron Technology and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Infineon Technologies, Micron Technology or Samsung are disrupted or terminated, our ability to manufacture and sell our DRAM and Flash products would be harmed and our business would be adversely affected.

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

We are subject to the cyclical nature of the semiconductor industry and any future downturn could adversely affect our business.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 68.1% of our total revenues in the first quarter of 2005 compared to 59.2% of our total revenues in the first quarter of 2004. Our ten largest Consumer Division customers accounted for an aggregate of 69.3% of our Consumer Division revenues, or 38.8% of our total revenues, in the first quarter of 2005 compared to 62.3% of our Consumer Division revenues, or 35.9% of our total revenues, in the first quarter of 2004. Our largest Consumer Division customer in each of the first quarters of 2005 and 2004, CDW Computer Centers, accounted for 31.8% of our Consumer Division revenues, or 17.8% of our total revenues, for the first quarter of 2005 compared to 31.2% of our Consumer Division revenues, or 18.0% of our total revenues, in the first quarter of 2004. No other Consumer Division customer accounted for more than 10.0% of our total revenues in each of the first quarters of 2005 or 2004.

Our ten largest OEM Division customers accounted for an aggregate of 86.4% of our OEM Division revenues, or 38.0% of our total revenues, in the first quarter of 2005 compared to 82.3% of our OEM Division revenues, or 34.9% of our total revenues, in the first quarter of 2004. Our two largest OEM Division customers in the first quarter of 2005, Smart Modular and Hewlett-Packard, accounted for 43.3% and 18.9%, respectively, of our OEM Division revenues, or 19.1% and 10.5%, respectively, of our total revenues. Our two largest OEM customers in the first quarter of 2004, Micron Semiconductor and Smart Modular, accounted for 29.9% and 27.4%, respectively, of our OEM Division revenues, or 12.7% and 11.6%, respectively, of our total revenues. No other OEM Division customer accounted for more than 10.0% of our total revenues in each of the first quarters of 2005 or 2004.

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

Our ability to use our tax credit carryforwards may be substantially limited, which could harm our financial condition.

We have generated tax credits in recent years, which we are not fully able to utilize at this time. The availability of some of these credit carryforwards is subject to expiration and/or certain limitations. As of March 31, 2005, we had federal research and development credit carryforwards of approximately $1.3 million which begin to expire in 2022. In addition, we had the following state credits as of March 31, 2005: research and development credit carryforwards of approximately $1.9 million, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $2.0 million, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $372,000, which begin to expire in 2009. We are required to periodically review our ability to use our tax credit carryforwards. Such review may result in the limiting of the amount of tax credit carryforwards that can be utilized in the future to offset future tax liabilities. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time, but if our ability to use tax credit carryforwards were substantially limited, it could harm our financial condition.

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

In addition, there has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. We have accounted for employee stock options and employee stock purchase plan shares for financial and accounting purposes under APB Opinion No. 25, which does not count the grant of stock or options as an expense. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) which amended financial accounting standards and will require that awards under such plans be treated as compensation expense using the fair value method. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective in fiscal 2006. Although management is continuing to assess the implications of this revised standard, we believe this revised standard will likely significantly increase our compensation expense, could make our operating results less predictable and could change the way we compensate our employees or cause other changes in the way we conduct our business.

Failure to maintain effective internal control over financial reporting could result in a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we undertake a thorough re-examination of our internal control systems and procedures for financial reporting. We also are required to completely document and test those systems. Ultimately, our management will be responsible for assessing the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be requested to attest to that report. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

If we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert such internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, it could result in a negative market reaction.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, have required most public companies, including us, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. Although we are uncertain about the total costs we will incur in connection with these efforts, we know they will at least be substantial. These costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. The costs to comply with evolving laws, regulations and standards may offset all or a portion of the savings we realized through our efforts to reduce our expenses in 2004 and expect to realize from our continuing cost reduction efforts. These new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and Nasdaq. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. We intend to invest the necessary resources to comply with evolving laws, regulations and standards. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we will be required to incur additional expenses.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our recent and any potential future acquisitions also involve numerous risks, including, among others:

•	Problems assimilating the purchased operations, technologies or products;

•	Costs associated with the acquisition;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering markets and foreign countries in which we have no or limited prior experience;

•	Potential loss of key employees of purchased organizations; and

•	Potential litigation arising from the acquired company’s operations before the acquisition.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 61.5% of our outstanding common stock at March 31, 2005 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance. Accordingly, there can be no assurance that our new products, including our Zeus product line of Flash-based solid state drives and SimpleShare product line of network attached external drives, as well as any future product development efforts will result in future profitability or market acceptance. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations.

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

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $44,000 in the first quarter of 2005, compared to $315,000 in the first quarter of 2004. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of $581,000 in the first quarter of 2005, compared to $155,000 in the first quarter of 2004. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $125,000 in the first quarter of 2005, compared to $0 in the first quarter of 2004.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2005, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were $524,000 in the first quarter of 2005, compared to $244,000 in the first quarter of 2004.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 12.5% and 21.1% of our revenues in each of the first quarters of 2005 and 2004, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the first quarters of 2005 or 2004. For each of the first quarters of 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

At March 31, 2005, our cash and cash equivalents were $67.1 million invested in money market and other interest bearing accounts.

At March 31, 2005, our investment in marketable securities was $2.1 million. The marketable securities consist of certificates of deposit with an original maturity of one year at different financial institutions and auction rate securities. At March 31, 2005, these marketable securities had a weighted-average time to maturity of approximately 26 days. Marketable securities represent investments with an original maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $671,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of March 31, 2005 were as follows:

	Expected Maturity Date
	Before April 1, 2006	Thereafter	Total	Fair Value 3/31/2005
Investments
Cash and cash equivalents:
Money Market Funds	$67,105,000	$0	$67,105,000	$67,105,000
Weighted average interest rate	2.16%		2.16%	2.16%
Total cash and cash equivalents	$67,105,000	$0	$67,105,000	$67,105,000
Weighted average interest rate	2.16%		2.16%	2.16%
Marketable securities	$2,086,000	$0	$2,086,000	$2,086,000
Weighted average interest rate	1.57%		1.57%	1.57%

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

(b) Changes in Internal Controls. During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001 against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. Because of the preliminary stage of this case, an estimate of potential damages, if any, would be premature and speculative. We believe this lawsuit is without merit and we intend to vigorously defend ourself against it.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds from Sales of Registered Securities

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

(c) Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended March 31, 2005 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
January 1, 2005 through January 31, 2005	0	$0	841,509	$11,901,431
February 1, 2005 through February 28, 2005	1,556,369	$3.86	2,397,878	$5,846,075
March 1, 2005 through March 31, 2005	858,595	$3.97	3,256,473	$2,413,905

Total (2)	2,414,964	$3.90	3,256,473	$2,413,905

(1)

On June 16, 2004 we announced that our board of directors had authorized a share repurchase program enabling us to repurchase up to $15 million of our common stock over an 18-month period expiring on December 16, 2006. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock. In February 2005, our board of directors approved a plan under Rule 10b5-1 under the Securities Exchange Act of 1934 to facilitate the repurchase of our shares of common stock under our existing share repurchase program. Rule 10b5-1 allows us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding our quarterly earnings releases. The 10b5-1 share purchase period commenced on March 1, 2005 and will continue until two trading days following our announcement of our results of operations for the first quarter of 2005.

(2)	All shares were purchased pursuant to our existing share repurchase program. As of April 30, 2005, we had repurchased 3,777,022 shares of our common stock at an average price of $3.84 per share for an aggregate purchase price of $14,498,845 since inception of our existing share repurchase program, and the remaining authorized amount for stock repurchases under this program was $501,155.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	2000 Stock Incentive Plan Form of Notice of Grant of Stock Option

10.2	2000 Stock Incentive Plan Form of Stock Option Agreement

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC.,
a California corporation

Date: May 11, 2005	/s/ DAN MOSES
Dan Moses
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description

10.1	2000 Stock Incentive Plan Form of Notice of Grant of Stock Option

10.2	2000 Stock Incentive Plan Form of Stock Option Agreement

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.