Form 10-Q
period 2005-06-30
SIMPLETECH INC
filed 2005-08-15
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of August 1, 2005 was 44,617,771.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2005

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash and cash equivalents	$60,537	$73,346
Marketable securities, held to maturity	—	9,972
Accounts receivable, net of allowances of $748 at June 30, 2005 and $993 at December 31, 2004	39,745	37,047
Inventory, net	32,293	19,002
Deferred income taxes	1,658	1,515
Other current assets	3,835	2,663

Total current assets	138,068	143,545
Furniture, fixtures and equipment, net	5,531	6,146
Intangible assets	333	373
Deferred income taxes	2,299	3,345

Total assets	$146,231	$153,409

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$18,375	$16,553
Accrued and other liabilities (Note 4)	4,845	5,428

Total liabilities	23,220	21,981

Commitments and contingencies (Note 5)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,556,249 shares issued and outstanding as of June 30, 2005 and 47,450,722 shares issued and outstanding as of December 31, 2004	45	47
Additional paid-in capital	109,808	121,193
Retained earnings	13,158	10,188

Total shareholders’ equity	123,011	131,428

Total liabilities and shareholders’ equity	$146,231	$153,409

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$70,268	$56,509	$131,516	$122,799
Cost of revenues	57,477	48,248	107,741	103,014

Gross profit	12,791	8,261	23,775	19,785

Operating expenses: Sales and marketing	6,018	4,142	11,398	9,195
General and administrative	3,102	2,149	6,181	5,077
Research and development	1,616	970	2,903	1,814

Total operating expenses	10,736	7,261	20,482	16,086

Operating income	2,055	1,000	3,293	3,699
Interest income	417	202	852	401

Income from continuing operations before provision for income taxes	2,472	1,202	4,145	4,100
Provision for income taxes	537	347	1,175	1,574

Income from continuing operations	$1,935	$855	$2,970	$2,526
Loss from discontinued operations before benefit for income taxes		(4,668)		(7,115)
Benefit for income taxes		(1,940)		(3,013)

Loss from discontinued operations		$(2,728)		$(4,102)

Net income (loss)	$1,935	$(1,873)	$2,970	$(1,576)

Net income (loss) per share:
Basic:
Continuing operations	$0.04	$0.02	$0.07	$0.05
Discontinued operations		(0.06)		(0.08)

Total	$0.04	$(0.04)	$0.07	$(0.03)

Diluted:
Continuing operations	$0.04	$0.02	$0.06	$0.05
Discontinued operations		(0.06)		(0.08)

Total	$0.04	$(0.04)	$0.06	$(0.03)

Shares used in per share computation:
Basic	44,638	47,908	45,613	47,869

Diluted	45,772	49,632	46,897	49,957

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$2,970	$(1,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,391	1,764
Loss (gain) on sale of furniture, fixtures and equipment	61	(23)
Impairment charges		23
Loss on disposal of a segment		2,979
Accounts receivable provisions	418	298
Inventory excess and obsolescence expense	499	773
Deferred income taxes	903	(1,648)
Tax benefit of employee stock option exercise	92	122
Change in operating assets and liabilities:
Accounts receivable	(3,116)	8,533
Inventory	(13,790)	628
Other current assets	(1,172)	106
Accounts payable	1,822	(9,270)
Accrued and other liabilities	(583)	(1,229)

Net cash (used in) provided by operating activities	(10,505)	1,480

Cash flows from investing activities:
Sales of marketable securities, net	9,972	35,651
Purchase of furniture, fixtures and equipment	(834)	(949)
Proceeds from sale of furniture, fixtures and equipment	37	534

Net cash provided by investing activities	9,175	35,236

Cash flows from financing activities:
Cost of equity issuance	—	(34)
Stock Buyback	(11,828)	—
Proceeds from issuance of common stock	349	419

Net cash (used in) provided by financing activities	(11,479)	385

Net decrease in cash	(12,809)	37,101
Cash and cash equivalents at beginning of period	73,346	30,769

Cash and cash equivalents at end of period	$60,537	$67,870

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the consolidated financial position of the Company at June 30, 2005, the consolidated results of operations for the three months and six months ended June 30, 2005 and 2004, and the consolidated results of cash flows for the six months ended June 30, 2005 and 2004, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2004 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	27%	24%	13%	10%	27%	22%	13%	11%
Customer B	9%	15	11	11	9%	10%	11	12
Customer C	9%	15	17	22	9%	16	17	20

Total	45%	54%	41%	43%	45%	48%	41%	43%

For each of the three-month and six-month periods ended June 30, 2005 and 2004, international sales comprised 13% and 21%, respectively, of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. Historically, the costs of repairs or replacement have been immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Sales and marketing incentives amounted to $2.3 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively, of which $2.1 million and $1.1 million, respectively, were offset against revenues, and $184,000 and $452,000, respectively, were charged as an operating expense. Sales and marketing incentives amounted to $4.5 million and $3.4 million for the six months ended June 30, 2005 and 2004, respectively, of which $4.2 million and $2.2 million, respectively, were offset against revenues, and $340,000 and $1.2 million, respectively, were charged as an operating expense.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the three months ended June 30, 2005 and 2004, shipping and handling costs were $568,000 and $441,000, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the statutory rates for the three-month periods ended June 30, 2005 and 2004 reflects the recognition of tax credits related to research and development and enterprise zone hiring credits.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for the Company in fiscal 2006. The Company is currently assessing the impact that adoption of this standard will have on its consolidated financial statements; however, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, as amended.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when they adopt it in fiscal 2007.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

Note 3 — Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 10,281,857 and 8,840,306 shares of common stock were outstanding at June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,134,516 and 1,723,748, respectively.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for its accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) for the three months ended June 30, 2005 and 2004, would have resulted in the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$1,935	$(1,873)	$2,970	$(1,576)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,021)	(1,078)	(1,950)	(2,089)

Pro forma net income (loss)	$914	$(2,951)	$1,020	$(3,665)

Income (loss) per share:
Basic—as reported	$0.04	$(0.04)	$0.07	$(0.03)

Basic—pro forma	$0.02	$(0.06)	$0.02	$(0.08)

Diluted—as reported	$0.04	$(0.04)	$0.06	$(0.03)

Diluted—pro forma	$0.02	$(0.06)	$0.02	$(0.07)

Note 4 — Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	June 30, 2005	December 31, 2004
Raw materials	$20,613	$12,316
Work-in-progress	1,527	1,541
Finished goods	11,578	6,485

	33,718	20,342
Valuation allowances	(1,425)	(1,340)

Inventory, net	$32,293	$19,002

Accrued and other liabilities consisted of the following as of:

(in thousands)	June 30, 2005	December 31, 2004
Payroll costs	$3,084	$2,837
Marketing	1,360	1,079
Other	401	1,512

Total	$4,845	$5,428

Note 5 — Commitments and Contingencies

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

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated potential liability related to these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2005, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $176,000 and $362,000 in the three months ended June 30, 2005 and 2004, respectively and $701,000 and $606,000 in the six months ended June 30, 2005 and 2004, respectively.

Note 6 — Segment Information

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

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

(In Thousands)

	Three Months Ended June 30, 2005
	Consumer	OEM	Consolidated
Net Revenues	$32,210	$38,058	$70,268
Cost of Revenues	27,884	29,593	57,477

Gross Profit	$4,326	$8,465	12,791

Operating Expenses			10,736

Operating Income			$2,055

	Three Months Ended June 30, 2004
	Consumer	OEM	Consolidated
Net Revenues	$32,900	$23,609	$56,509
Cost of Revenues	28,526	19,722	48,248

Gross Profit	$4,374	$3,887	8,261

Operating Expenses			7,261

Operating Income *			$1,000

*	From continuing operations

	Six Months Ended June 30, 2005
	Consumer	OEM	Consolidated
Net Revenues	$66,541	$64,975	$131,516
Cost of Revenues	57,778	49,963	107,741

Gross Profit	$8,763	$15,012	23,775

Operating Expenses			20,482

Operating Income			$3,293

	Six Months Ended June 30, 2004
	Consumer	OEM	Consolidated
Net Revenues	$71,116	$51,683	$122,799
Cost of Revenues	60,487	42,527	103,014

Gross Profit	$10,629	$9,156	19,785

Operating Expenses			16,086

Operating Income *			$3,699

*	From continuing operations

Note 7 — Stock Repurchase

In June 2004, the Company’s board of directors authorized the repurchase of up to $15 million of its outstanding common stock from time to time over the next 18 months. The Company repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in the first half of 2005. The Company repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in the year 2004. Shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time when its management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. The Company believes that all funds required for the repurchase of common stock will be obtained from its available cash resources and marketable securities.

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

We sell our products through our Consumer and OEM Divisions. Our Consumer Division sells our products through a variety of distribution channels, including VARS, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our recently introduced Zeus product line, for industrial applications;

•	Targeting new customers for our Value-add OEM DRAM memory solutions;

•	Increasing retail sales of our storage product line; and

•	Expanding our international business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. OEM Flash product revenue increased 47% from $4.9 million in the first quarter of 2005 to $7.2 million in the second quarter of 2005. We expect continued revenue growth from our OEM Flash product line in the second half of 2005 and into 2006. OEM Flash product gross margins are typically significantly higher than our Consumer Flash product gross margins.

We offer monolithic DRAM memory modules and DRAM memory modules based on our stacking technology. The majority of our Consumer DRAM business has been comprised of monolithic DRAM memory modules. Prior to 2005, the substantial majority of our OEM DRAM business has been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules. During the first half of 2005, we faced transitional challenges as some of our customers transitioned from modules based on PC 2100 to PC 2700 and from DDR I to DDR II technologies. Our OEM stacked DRAM memory module revenue decreased from a high of $30.8 million in the fourth quarter of 2004, to $16.0 million in the first quarter of 2005, and rebounded to $22.9 million in the second quarter of 2005. However, we expect our OEM stacked DRAM memory module business to remain difficult to project for the next several quarters as our customers continue to qualify the latest generation modules.

In the past year, we have invested significantly in the design, development and initial launch of our SimpleShare product line of network attached storage (NAS) external drives. As a result of several storage product launches in the retail channel in the second quarter of 2005, our storage product revenue increased 53% from $5.5 million in the first quarter of 2005 to $8.4 million in the second quarter of 2005. We expect a significant increase in the deployment of our storage products by the fourth quarter of 2005 with major U.S. retailers.

One of our long-term revenue growth initiatives is expansion of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing and engineering offices in the Netherlands, Hong Kong and Taiwan in order to build the necessary infrastructure to support revenue growth in those geographical regions.

We do not expect continued pursuit of these initiatives to have a material impact on our quarterly general and administrative expenses in 2005 compared to our recent quarterly run rates. However, if revenues increase due to the execution of these initiatives, we expect related increases in sales and marketing expenses.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer and OEM Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 69.3% of our total revenues in the first half of 2005 compared to 60.6% of our total revenues in the first half of 2004. Smart Modular and CDW Logistics, Inc. (formerly CDW Computer Centers), accounted for 21.6% and 16.1%, respectively, of our total revenues in the first half of 2005. CDW Logistics, Inc, Micron Semiconductor and Smart Modular accounted for 19.7%, 12.1% and 11.0%, respectively, of our total revenues in the first half of 2004. Other than Smart Modular, CDW Logistics, Inc., and Micron Semiconductor, no other customer accounted for more than 10.0% of our total revenues in the first half of 2005 or 2004. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for 12.5% of our revenues in the first half of 2005 compared to 21.3% of our revenues in the first half of 2004. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in the first half of 2005 or 2004. For each of the first half of 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Discontinued Operations of Xiran Division

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In the first half of 2004, the discontinued Xiran Division recorded a $4.1 million operating loss before benefit for income taxes. In addition, we took a pre-tax charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expired on June 30, 2005, was approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net income in the three months and six months ended June 30, 2005.

Results of Operations—Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Revenues. Our revenues were $70.3 million in the second quarter of 2005, compared to $56.5 million in the same period in 2004. Revenues increased 24.2% in the second quarter of 2005 due to a 42% increase in unit shipments, partially offset by a decrease of 13% in the average sales price from $76 in the second quarter of 2004 to $66 in the second quarter of 2005. The increase in unit shipments resulted primarily from a 66% increase in Flash memory units shipped and a 60% increase in stacked memory units shipped. The decrease in our average sales price resulted from significant declines in DRAM and Flash component pricing in the second quarter of 2005 compared to the second quarter of 2004.

Our Consumer Division revenues decreased 2.1% from $32.9 million in the second quarter of 2004 to $32.2 million in the second quarter of 2005. Consumer Division revenues decreased in the second quarter of 2005 due to a 24% decrease in average sales price from $59 in the second quarter of 2004 to $45 in the second quarter of 2005, partially offset by a 29% increase in unit volume, resulting primarily from a 53% increase in Flash memory units shipped. The decrease in Consumer Division average sales price resulted from declines in DRAM and Flash component pricing in the second quarter of 2005 compared to the second quarter of 2004. Our OEM Division revenues increased 61.4% from $23.6 million in the second quarter of 2004 to $38.1 million in the second quarter of 2005. The increase in OEM Division revenues was due to a 82% increase in OEM Division unit volume in the second quarter of 2005 compared to the second quarter of 2004, partially offset by an 11% decrease in OEM Division average sales price from $126 in the second quarter of 2004 to $112 in the second quarter of 2005. The increase in OEM Division unit volume resulted primarily from a 107% increase in Flash memory units shipped. The decrease in OEM Division average sales price resulted from declines in DRAM and Flash component pricing in the second quarter of 2005 compared to the second quarter of 2004.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $17.9 million as of June 30, 2005, compared to $11.0 million as of June 30, 2004. Our Consumer Division backlog was $2.6 million as of June 30, 2005, compared to $3.9 million as of June 30, 2004. Our OEM Division backlog was $15.3 million as of June 30, 2005, compared to $7.1 million as of June 30, 2004. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $12.8 million in the second quarter of 2005, compared to $8.3 million in the same period in 2004. Gross profit as a percentage of revenues was 18.2% in the second quarter of 2005, compared to 14.7% in the same period in 2004. Gross profit as a percentage of revenue in the second quarter of 2004 was abnormally low due to an initiative to reduce our inventory balance during the quarter by selling a portion of our inventory at lower than normal selling prices. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was relatively flat at 13.4% in the second quarter of 2005, compared to 13.3% in the second quarter of 2004. Gross profit for our OEM Division as a percentage of OEM Division revenues was 22.2% in the second quarter of 2005, compared to 16.5% in the second quarter of 2004. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product and customer revenue mix.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $6.0 million in the second quarter of 2005, compared to $4.1 million in the same period in 2004. Sales and marketing expenses as a percentage of revenue were 8.6% in the second quarter of 2005, compared to 7.3% in the same period in 2004. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue was due primarily to the addition of sales and marketing personnel hired to execute on our revenue growth initiatives such as the launch of our recently introduced NAS storage and Zeus Flash product lines and our international expansion. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.1 million in our second quarter of 2005, compared to $2.1 million in the second quarter of 2004. General and administrative expenses as a percentage of revenues were 4.4% in the second quarter of 2005, compared to 3.7% in the second quarter of 2004. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue was due primarily to increased legal fees and Sarbanes-Oxley related costs, including consulting fees for accounting related services and additional accounting personnel.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.6 million in the second quarter of 2005, compared to $970,000 in the same period in 2004. Research and development expenses as a percentage of revenues were 2.3% in the second quarter of 2005, compared to 1.7% in the same period in 2004. Research and development expenses increased due to increased payroll costs and Flash and storage product design expenses in the second quarter of 2005 compared to the second quarter of 2004.

Interest Income, Net. Interest income, net was $417,000 in the second quarter of 2005 and $202,000 in the second quarter of 2004. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from an increase in average cash, cash equivalents and marketable securities balance and higher interest rates in the second quarter of 2005 compared to the second quarter of 2004.

Provision for Income Taxes. Provision for income taxes was $537,000 in the second quarter of 2005. Provision for income taxes from continuing operations was $347,000 in the second quarter of 2004. As a percentage of income before provision for income taxes, provision for income taxes was 22% in the second quarter of 2005. Provision for income taxes as a percentage of income before provision for income taxes was abnormally low in the second quarter of 2005, due primarily to the completion of a state income tax audit in which the final tax liability was less than we had previously anticipated. In addition, we received increased research and development income tax credits as a result of higher research and development costs in the second quarter of 2005 compared to the second quarter of 2004. As a percentage of income from continuing operations before provision for income taxes, provision for income taxes was 29% in the second quarter of 2004.

Net Income. Net income was $1.9 million in the second quarter of 2005. Income from continuing operations was $855,000 in the second quarter of 2004.

Discontinued Operations. In June 2004, we discontinued the operation of our Xiran Division. No revenues or operating expenses were recorded in the second quarter of 2005 related to our discontinued Xiran Division. The operating expense figures above do not include operating expenses related to our discontinued Xiran Division during the second quarter of 2004.

Results of Operations—Comparison of the First Half of 2005 to the First Half of 2004

Net Revenues. Our revenues were $131.5 million in the first half of 2005, compared to $122.8 million in the same period in 2004. Revenues increased 7.1% in the first half of 2005 due to a 27% increase in units shipped, partially offset by a 15% decrease in average sales price from $75 in the first half of 2004 to $64 in the first half of 2005. The increase in unit shipments resulted primarily from a 39% increase in Flash memory units shipped and a 38% increase in stacked memory units shipped. The decrease in our average sales price resulted from declines in DRAM and Flash component pricing in the first half of 2005 compared to the first half of 2004.

Our Consumer Division revenues decreased 6.5% from $71.1 million in the first half of 2004 to $66.5 million in the first half of 2005. Consumer Division revenues decreased in the first half of 2005 due to a 25% decrease in Consumer Division average sales price from $59 in the first half of 2004 to $44 in the first half of 2005, partially offset by a 24% increase in Consumer Division unit volume, resulting primarily from a 37% increase in Flash memory units shipped. The decrease in Consumer Division average sales price resulted from declines in DRAM and Flash component pricing in the first half of 2005 compared to the first half of 2004. Our OEM Division revenues increased 25.7% from $51.7 million in the first half of 2004 to $65.0 million in the first half of 2005. The increase in OEM Division revenue was due to a 33% increase in OEM Division unit volume during this period, partially offset by a 6% decrease in OEM Division average sales price from $123 in the first half of 2004 to $116 in the first half of 2005. The increase in OEM Division unit volume resulted primarily from a 46% increase in Flash memory units shipped and a 43% increase in stacked memory units shipped. The decrease in OEM Division average sales price resulted from declines in DRAM and Flash component pricing in the second quarter of 2005 compared to the second quarter of 2004.

Gross Profit. Our gross profit was $23.8 million in the first half of 2005, compared to $19.8 million in the same period in 2004. Gross profit as a percentage of revenues was 18.1% in the first half of 2005, compared to 16.1% in the same period in 2004. Gross profit as a percentage of revenue in the first half of 2004 was abnormally low due to an initiative to reduce our inventory balance during the quarter by selling a portion of our inventory at lower than normal selling prices. Gross profit for our Consumer Division as a percentage of Consumer Division revenues was 13.2% in the first half of 2005, compared to 14.9% in the first half of 2004. Gross profit for our Consumer Division as a percentage of Consumer Division revenues declined due primarily to a drop in standard memory gross profit percentage from 16.0% in the first half of 2004 to 14.3% in the first half of 2005 as a result of declining DRAM component prices during the first half of 2005. Gross profit for our OEM Division as a percentage of OEM Division revenues was 23.1% in the first half of 2005, compared to 17.7% in the first half of 2004. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product and customer revenue mix.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $11.4 million in the first half of 2005, compared to $9.2 million in the same period in 2004. Sales and marketing expenses as a percentage of revenues were 8.7% in the first half of 2005, compared to 7.5% in the same period in 2004. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue was due primarily to the addition of sales and marketing personnel hired to execute on our revenue growth initiatives such as the launch of our recently introduced NAS storage and Zeus Flash product lines and our international expansion. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $6.2 million in the first half of 2005, compared to $5.1 million in the same period in 2004. General and administrative expenses as a percentage of revenues were 4.7% in the first half of 2005, compared to 4.2% in the first half of 2004. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue was primarily due to increased legal fees and Sarbanes-Oxley related costs, including consulting fees for accounting related services and additional accounting personnel.

Research and Development. Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.9 million in the first half of 2005, compared to $1.8 million in the same period in 2004. Research and development expenses as a percentage of revenues were 2.2% in the first half of 2005, compared to 1.5% in the same period in 2004. Research and development expenses increased due to increased payroll costs and Flash and storage product design expenses in the first half of 2005 compared to the first half of 2004.

Interest Income. Interest income, net was $852,000 in the first half of 2005 and $401,000 in the first half of 2004. Interest income is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the first half of 2005 compared to the first half of 2004.

Provision for Income Taxes. Provision for income taxes was $1.2 million in the first half of 2005. Provision for income taxes from continuing operations was $1.6 million in the first half of 2004. As a percentage of income before provision for income taxes, provision for income taxes was 28.4% in the first half of 2005. As a percentage of income from continuing operations before provision for income taxes, provision for income taxes was 38.4% in the first half of 2004. Provision for income taxes as a percentage of income before provision for income taxes was abnormally low in the first half of 2005, due primarily to the completion of a state income tax audit in which the final tax liability was less than we had previously anticipated. In addition, we received increased research and development income tax credits as a result of higher research and development costs in the first half of 2005 compared to the first half of 2004.

Net Income. Net income was $3.0 million in the first half of 2005. Income from continuing operations was $2.5 million in the first half of 2004.

Discontinued Operations. In June 2004, we discontinued the operation of our Xiran Division. No revenues or operating expenses were recorded in the second quarter of 2005 related to our discontinued Xiran Division. The operating expense figures above do not include operating expenses related to our discontinued Xiran Division during the second quarter of 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital of $114.8 million, including $60.5 million of cash and cash equivalents, compared to working capital of $121.6 million, including $73.3 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2004. Current assets were 5.9 times current liabilities at June 30, 2005, compared to 6.5 times current liabilities at December 31, 2004.

Net cash used in operating activities was $10.5 million for the first half of 2005 and resulted primarily from a $13.3 million increase in inventory, net of reserves, and a $2.7 million increase in accounts receivable, net of allowances, partially offset by net income of $3.0 million and a $1.8 million increase in accounts payable. Inventory, net of reserves, increased primarily to support increased OEM Division orders and the continued growth of our external storage product line in the retail channel.

Net cash provided by investing activities was $9.2 million for the first half of 2005, attributable to $10.0 million of redemptions of marketable securities, partially offset by $834,000 in purchases of furniture, fixtures and equipment. We expect to spend approximately $3.0 to $5.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash used by financing activities was $11.5 million for the first half of 2005 and resulted primarily from the $11.8 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $349,000 related to our employee stock purchase plan and stock option exercises.

In June 2004, our board of directors authorized the repurchase of up to $15 million of our outstanding common stock from time to time over the next 18 months. We repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. We repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in the first half of 2005. Since the inception of the program, we have repurchased 3,887,395 shares of common stock at an average share price of $3.84, including commissions, for an aggregate purchase price of $14,926,085. Shares may be repurchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time when management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. We believe that all funds required for the repurchase of common stock will be obtained from our available cash resources and marketable securities.

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

Off-Balance Sheet Financing Arrangements

We do not have off-balance sheet financing arrangements as of June 30, 2005.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first six months of 2005 and 2004.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	Changes in our product and revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Seasonal purchasing patterns for our products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with acquisitions;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start up of new operations or divisions.

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

Our average sales prices may decline due to several factors. From time to time, overcapacity in the DRAM memory component market has resulted in significant declines in component prices, which has negatively impacted our average sales prices, revenues and gross profit. Declines in semiconductor prices could also affect the valuation of our inventory, which could harm our financial results. During periods of overcapacity, our revenues and gross profit will decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in sales prices. Our efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices would also enable OEMs to pre-install higher capacity base memory into new systems at existing price points, and thereby reduce the demand for our aftermarket memory products.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 69.9% and 69.3% of our total revenues in the three months and six months ended June 30, 2005, respectively, compared to 64.1% and 60.6% of our total revenues in the three months and six months ended June 30, 2004, respectively. Our ten largest Consumer Division customers accounted for an aggregate of 66.4% and 66.2% of our Consumer Division revenues, or 30.4% and 33.5% of our total revenues, in the three months and six months ended June 30, 2005, respectively, and 64.8% and 62.2% of our Consumer Division revenues, or 37.7% and 36.0% of our total revenues, in the three months and six months ended June 30, 2004, respectively. Our largest Consumer Division customer in each of the three months and six months ended June 30, 2005 and 2004, CDW Logistics, Inc. (formerly CDW Computer Centers), accounted for 31.7% and 31.8% of our Consumer Division revenues, or 14.5% and 16.1% of our total revenues, in the three months and six months ended June 30, 2005, respectively, and 37.3% and 34.0% of our Consumer Division revenues, or 21.7% and 19.7% of our total revenues, in the three months and six months ended June 30, 2004, respectively. No other Consumer Division customer accounted for more than 10.0% of our total revenues in each of the three months and six months ended June 30, 2005 and 2004.

Our ten largest OEM Division customers accounted for an aggregate of 88.3% and 86.7% of our OEM Division revenues, or 47.8% and 42.8% of our total revenues, in the three months and six months ended June 30, 2005, respectively, and 84.3% and 80.8% of our OEM Division revenues, or 35.2% and 34.0% of our total revenues, in the three months and six months ended June 30, 2004, respectively. Our two largest OEM Division customers, Smart Modular and Micron Semiconductor, accounted for 43.9% and 27.2%, respectively, of our OEM Division revenues, or 23.8% and 14.7%, respectively, of our total revenues for the three months ended June 30, 2005. Smart Modular accounted for 43.6% of our OEM Division revenues, or 21.6% of our total revenues for the six months ended June 30, 2005. Additionally, Micron Semiconductor and Smart Modular accounted for 27.4% and 24.7%, respectively, of our OEM Division revenues, or 11.4% and 10.3%, respectively, of our total revenues for the three months ended June 30, 2004, and 28.8% and 26.1%, respectively, of our OEM Division revenues, or 12.1% and 11.0%, respectively, of our total revenues for the six months ended June 30, 2004. No other OEM Division customer accounted for more than 10.0% of our total revenues in each of the three and six months ended June 30, 2005 and 2004.

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

We have generated tax credits in recent years, which we are not fully able to utilize at this time. The availability of some of these credit carryforwards is subject to expiration and/or certain limitations. As of June 30, 2005, we had federal research and development credit carryforwards of approximately $774,000, which begin to expire in 2023. In addition, we had the following state credits as of June 30, 2005: research and development credit carryforwards of approximately $2.1 million, which carryforward indefinitely; enterprise zone credit carryforwards of approximately $2.0 million, which carryforward indefinitely; and manufacturer’s investment credit carryforwards of approximately $206,000, which begin to expire in 2010. We periodically review our ability to use our tax credit carryforwards. Based on this periodic review, we may determine that the amount of tax credit carryforwards that can be utilized to offset future tax liabilities should be limited. Since a potential limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time, but if our ability to use tax credit carryforwards were substantially limited, it could harm our financial condition.

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

In addition, there has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. We have accounted for employee stock options and employee stock purchase plan shares for financial and accounting purposes under APB Opinion No. 25, which does not require the expensing of stock options until they are exercised. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which amended financial accounting standards and will require that awards under such plans be treated as compensation expense using the fair value method. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective in fiscal 2006. Although management is continuing to assess the implications of this revised standard, we believe this revised standard will likely significantly increase our compensation expense, could make our operating results less predictable and could change the way we compensate our employees or cause other changes in the way we conduct our business.

Failure to maintain effective internal control over financial reporting could result in a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we undertake a thorough examination of our internal control systems and procedures for financial reporting. We also are required to completely document and test those systems. Ultimately, our management will be responsible for assessing the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be requested to attest to that report. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our recent acquisition of Memtech, SSD Corporation and any potential future acquisitions also involve numerous risks, including, among others:

•	Problems and delays in successfully assimilating and integrating the purchased operations, personnel, technologies, products and information systems;

•	Unanticipated costs and expenditures associated with the acquisition, including any need to infuse significant capital into the acquired operations;

•	Adverse effects on existing business relationships with suppliers, customers and strategic partners;

•	Risks associated with entering markets and foreign countries in which we have no or limited prior experience;

•	Contractual, intellectual property or employment issues;

•	Potential loss of key employees of purchased organizations; and

•	Potential litigation arising from the acquired company’s operations before the acquisition.

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of an acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. For example, in June 2004 we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. We were unable to successfully bring the Xiran Division products to market after funding its operations for over two years. In connection with the discontinued operation, we recorded a one-time charge of approximately $3.0 million in the second quarter of 2004.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 61.7% of our outstanding common stock at June 30, 2005 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $456,000 and $499,000 in the three months and six months ended June 30, 2005, respectively, compared to $458,000 and $773,000 in the three months and six months ended June 30, 2004, respectively. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of $0 and $581,000 in the three months and six months ended June 30, 2005, respectively, compared to $72,000 and $227,000 in the three months and six months ended June 30, 2004, respectively. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $205,000 and $330,000 in the three months and six months ended June 30, 2005, respectively, compared to $31,000 and $0 in the three months and six months ended June 30, 2004, respectively.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2005, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $176,000 and $701,000 in the three months and six months ended June 30, 2005, respectively, compared to $362,000 and $606,000 in the three months and six months ended June 30, 2004, respectively.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 12.5% of our revenues in each of the three months and six months ended June 30, 2005, and 21.5% and 21.3% of our revenues in the three months and six months ended June 30, 2004, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the three months and six months ended June 30, 2005 or 2004. For each of the three months and six months ended June 30, 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Substantially all of our manufacturing operations are located in our facility in Santa Ana, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

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

At June 30, 2005, our cash and cash equivalents were $60.5 million invested in money market and other interest bearing accounts.

From time to time, we invest in marketable securities, however, at June 30, 2005, our investment in marketable securities was $0.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $605,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of June 30, 2005 were as follows:

	Expected Maturity Date
	Before July 1, 2006	Thereafter	Total	Fair Value 6/30/2005
Investments
Cash and cash equivalents:
Money Market Funds	$60,537,000	$0	$60,537,000	$60,537,000
Weighted average interest rate	2.26%		2.26%	2.26%
Total cash and cash equivalents	$60,537,000	$0	$60,537,000	$60,537,000
Weighted average interest rate	2.26%		2.26%	2.26%

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

(c) Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended June 30, 2005 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
April 1, 2005 through April 30, 2005	520,549	$3.67	3,777,022	$519,216
May 1, 2005 through May 31, 2005	110,373	$3.87	3,887,395	$73,914
June 1, 2005 through June 30, 2005	0	$0	3,887,395	$73,914

Total (2)	630,922	$3.71	3,887,395	$73,914

(1)	On June 16, 2004 we announced that our board of directors had authorized a share repurchase program enabling us to repurchase up to $15 million of our common stock over an 18-month period expiring on December 16, 2005. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but un-issued shares of common stock.

(2)	All shares were purchased pursuant to our existing share repurchase program. As of August 1, 2005, we had repurchased 3,887,395 shares of our common stock at an average price of $3.84 per share for an aggregate purchase price of $14,926,085 since inception of our existing share repurchase program, and the remaining authorized amount for stock repurchases under this program was $73,914.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2005 Annual Meeting of Shareholders as further discussed below:

(a)	Our 2005 Annual Meeting of Shareholders was held on May 26, 2005 in Irvine, California.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	At the Annual Meeting, the following matters were considered and voted upon:

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

Name	For	Withheld
Manouch Moshayedi	40,521,941	2,074,744
Mike Moshayedi	40,513,211	2,083,474
Mark Moshayedi	40,517,698	2,078,987
Dan Moses	40,527,479	2,069,206
F. Michael Ball	42,082,630	514,055
Mark R. Hollinger	42,083,130	513,555
James J. Peterson	42,080,330	516,355

(ii) To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

Shares
For	42,474,135
Against	35,400
Abstain	87,150

(d)	Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

Exhibit Number	Description

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC.,
a California corporation

Date: August 15, 2005	/s/ DAN MOSES
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