Form 10-Q
period 2005-09-30
SIMPLETECH INC
filed 2005-11-14
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 31, 2005 was 44,965,253.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash and cash equivalents	$69,664	$73,346
Marketable securities, held to maturity	0	9,972
Accounts receivable, net of allowances of $861 at September 30, 2005 and $993 at December 31, 2004	35,554	37,047
Inventory, net	36,504	19,002
Deferred income taxes	1,316	1,515
Other current assets	3,922	2,663

Total current assets	146,960	143,545
Furniture, fixtures and equipment, net	7,495	6,146
Intangible assets	2,327	373
Deferred income taxes	2,036	3,345

Total assets	$158,818	$153,409

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$27,852	$16,553
Accrued and other liabilities (Note 5)	4,953	5,428

Total liabilities	32,805	21,981
Commitments and contingencies (Note 6)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,965,253 shares issued and outstanding as of September 30, 2005 and 47,450,722 shares issued and outstanding as of December 31, 2004	45	47
Additional paid-in capital	110,971	121,193
Retained earnings	14,997	10,188

Total shareholders’ equity	126,013	131,428

Total liabilities and shareholders’ equity	$158,818	$153,409

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$67,221	$75,016	$198,737	$197,815
Cost of revenues	53,313	61,565	161,054	164,579

Gross profit	13,908	13,451	37,683	33,236

Sales and marketing	6,352	4,979	17,750	14,174
General and administrative	3,279	2,460	9,459	7,537
Research and development	1,805	1,192	4,709	3,005

Total operating expenses	11,436	8,631	31,918	24,716
Operating income	2,472	4,820	5,765	8,520
Interest income	367	291	1,219	692

Income from continuing operations before provision for income taxes	2,839	5,111	6,984	9,212
Provision for income taxes	999	2,038	2,175	3,613

Income from continuing operations	$1,840	$3,073	$4,809	$5,599
Loss from discontinued operations before benefit for income taxes	—	—	—	(7,115)
Benefit for income taxes	—	—	—	(3,013)

Loss from discontinued operations	$—	$—	$—	($4,102)

Net income	$1,840	$3,073	$4,809	$1,497

Net income (loss) per share:
Basic:
Continuing operations	$0.04	$0.06	$0.11	$0.12
Discontinued operations	$—	$—	$—	($0.09)

Total	$0.04	$0.06	$0.11	$0.03

Diluted:
Continuing operations	$0.04	$0.06	$0.10	$0.11
Discontinued operations	$—	$—	$—	($0.08)

Total	$0.04	$0.06	$0.10	$0.03

Shares used in per share computation:
Basic	44,761	47,712	45,326	47,816
Diluted	46,668	48,730	46,809	49,609

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flow from operating activities:
Net income	$4,809	$1,497
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,199	2,516
Loss (gain) on sale of furniture, fixtures and equipment	61	(27)
Impairment charges	—	23
Loss on disposal of a segment	—	2,979
Accounts receivable provisions	753	1,028
Inventory excess and obsolescence expense	664	1,215
Deferred income taxes	989	(445)
Tax benefit of employee stock option exercise	366	161
Change in operating assets and liabilities:
Accounts receivable	1,212	(4,434)
Inventory	(17,775)	(2,605)
Other current assets	(1,240)	937
Accounts payable	11,163	453
Accrued and other liabilities	(1,264)	(1,005)

Net cash provided by operating activities	1,937	2,293

Cash flows from investing activities:
Sales of marketable securities, net	9,972	35,651
Purchase of Memtech SSD Corp., net of cash acquired and including transaction costs	(1,561)	—
Acquisition of intangible assets	—	(400)
Purchase of furniture, fixtures and equipment	(3,479)	(1,289)
Proceeds from sale of furniture, fixtures and equipment	39	588

Net cash provided by investing activities	4,971	34,550

Cash flows from financing activities:
Cost of equity issuance	—	(34)
Stock Buyback	(11,827)	(2,667)
Proceeds from issuance of common stock	1,237	757

Net cash used in financing activities	(10,590)	(1,944)

Net (decrease) increase in cash	(3,682)	34,899
Cash and cash equivalents at beginning of period	73,346	30,769

Cash and cash equivalents at end of period	$69,664	$65,668

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the consolidated financial position of the Company at September 30, 2005, the consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004, and the consolidated results of cash flows for the nine months ended September 30, 2005 and 2004, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2004 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	17%	18%	11%	15%	17%	20%	11%	13%
Customer B	11%	15%	11%	18%	11%	16%	11%	19%
Customer C	7%	14%	29%	22%	7%	16%	29%	16%

Total	35%	47%	51%	55%	35%	52%	51%	48%

For the three-month and nine-month periods ended September 30, 2005, international sales comprised 11% and 12%, respectively, of the Company’s revenues. For the three months and nine months ended September 30, 2004, international sales comprised 15% and 19%, respectively, of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. Historically, the costs of repairs or replacement have been immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor Products.” Sales and marketing incentives amounted to $2.1 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively, of which $2.0 million and $1.6 million, respectively, were offset against revenues, and $112,000 and $456,000, respectively, were charged as an operating expense. Sales and marketing incentives amounted to $6.6 million and $5.4 million for the nine months ended September 30, 2005 and 2004, respectively, of which $6.2 million and $3.8 million, respectively, were offset against revenues, and $452,000 and $1.6 million, respectively, were charged as an operating expense.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the three months ended September 30, 2005 and 2004, shipping and handling costs were $604,000 and $402,000, respectively. For the nine months ended September 30, 2005 and 2004, shipping and handling costs were $1.6 million and $1.5 million, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the statutory rates for the three months ended September 30, 2005 and 2004 reflects the recognition of tax credits related to research and development and enterprise zone hiring credits.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for the Company in fiscal 2006. The Company is currently assessing the impact that adoption of this standard will have on its consolidated financial statements.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123(R). The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when they adopt it in fiscal 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

Note 3 — Acquisition

On July 13, 2005, the Company completed the acquisition of Memtech SSD, Corp. (“Memtech”), a provider of ultra-rugged and reliable solid state Flash drives, for approximately $2,050,000 in cash and $98,000 in transaction costs directly attributable to the acquisition. The acquisition expanded the Company’s presence in the solid state Flash drive market.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The preliminary allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in identifiable intangibles and goodwill as follows:

Cash	$587,000
Accounts receivable, net of allowances	472,000
Inventory, net	391,000
Other current assets	19,000
Furniture, fixtures and equipment, net	31,000
Accounts payable	(136,000)
Accrueds and other liabilities	(293,000)
Note payable	(496,000)

Fair value of tangible assets acquired	575,000
Intangible assets—Memtech customer list	1,573,000
Deferred income taxes	(519,000)
Goodwill	519,000

Consideration	2,148,000

The intangible assets are amortized over five years.

Note 4 — Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 10,110,879 and 8,482,906 shares of common stock were outstanding at September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,907,889 and 1,018,261, respectively. For the nine months ended September 30, 2005 and 2004, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,483,286 and 1,793,081, respectively.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue the intrinsic value method of accounting for stock options granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for its accounting for stock option plans. Had compensation cost been determined based on the fair value at the grant dates for stock options under the Plan consistent with the method promulgated by SFAS No. 123, the Company’s net income (loss) for the three months ended September 30, 2005 and 2004, would have resulted in the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$1,840	$3,073	$4,809	$1,497
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,027)	(1,076)	(2,977)	(3,165)

Pro forma net income (loss)	$813	$1,997	$1,832	$(1,668)

Income (loss) per share:
Basic—as reported	$0.04	$0.06	$0.11	$0.03

Basic—pro forma	$0.02	$0.04	$0.04	$(0.03)

Diluted—as reported	$0.04	$0.06	$0.11	$0.03

Diluted—pro forma	$0.02	$0.04	$0.04	$(0.03)

Note 5 — Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	September 30, 2005	December 31, 2004
Raw materials	$21,594	$12,316
Work-in-progress	1,950	1,541
Finished goods	14,498	6,485

	38,042	20,342
Valuation allowances	(1,538)	(1,340)

Inventory, net	$36,504	$19,002

Accrued and other liabilities consisted of the following as of:

(in thousands)	September 30, 2005	December 31, 2004
Payroll costs	$3,240	$2,837
Marketing	1,343	1,079
Other	370	1,512

Total	$4,953	$5,428

Note 6 — Commitments and Contingencies

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against the Company, an estimate of potential damages, if any, would be premature and speculative. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated potential liability related to these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of Financial Accounting Standards Board interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2005, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $87,000 and $256,000 in the three months ended September 30, 2005 and 2004, respectively and $788,000 and $861,000 in the nine months ended September 30, 2005 and 2004, respectively.

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

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

(In Thousands)

	Three Months Ended September 30, 2005
	Consumer	OEM	Consolidated
Net Revenues	$34,375	$32,846	$67,221
Cost of Revenues	29,360	23,953	53,313

Gross Profit	$5,015	$8,893	13,908

Operating Expenses			11,436

Operating Income			$2,472

	Three Months Ended September 30, 2004
	Consumer	OEM	Consolidated
Net Revenues	$35,995	$39,021	$75,016
Cost of Revenues	30,432	31,133	61,565

Gross Profit	$5,563	$7,888	13,451

Operating Expenses			8,631

Operating Income			$4,820

	Nine Months Ended September 30, 2005
	Consumer	OEM	Consolidated
Net Revenues	$100,916	$97,821	$198,737
Cost of Revenues	87,138	73,916	161,054

Gross Profit	$13,778	$23,905	37,683

Operating Expenses			31,918

Operating Income			$5,765

	Nine Months Ended September 30, 2004
	Consumer	OEM	Consolidated
Net Revenues	$107,111	$90,704	$197,815
Cost of Revenues	90,920	73,659	164,579

Gross Profit	$16,191	$17,045	33,236

Operating Expenses			24,716

Operating Income *			$8,520

*	From continuing operations

Note 8 — Stock Repurchase

In June 2004, the Company’s board of directors authorized the repurchase of up to $15 million of its outstanding common stock from time to time over the next 18 months expiring on December 16, 2005. The Company repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in the first nine months of 2005. The Company repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in fiscal year 2004. As of September 30, 2005, the remaining authorized amount available for stock repurchases under this program was $73,914. Shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time when its management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. The Company believes that all funds required for the repurchase of common stock will be obtained from its available cash resources and marketable securities.

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

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. OEM Flash product revenue increased 47% from $4.9 million in the first quarter of 2005 to $7.2 million in the second quarter of 2005 and increased 103% to $14.6 million in the third quarter of 2005. We expect continued revenue growth from our OEM Flash product line in 2006. OEM Flash product gross margins are typically significantly higher than our Consumer Flash product gross margins.

We offer monolithic DRAM memory modules and DRAM memory modules based on our stacking technology. The majority of our Consumer DRAM business has been comprised of monolithic DRAM memory modules. Prior to 2005, the substantial majority of our OEM DRAM business has been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules. During the first nine months of 2005, we faced transitional challenges as some of our customers transitioned from modules based on PC 2100 to PC 2700 and from DDR I to DDR II technologies. Our OEM stacked DRAM memory module revenue decreased from a high of $30.8 million in the fourth quarter of 2004, to $16.0 million in the first quarter of 2005, rebounded to $22.9 million in the second quarter of 2005 and then decreased to $14.5 million in the third quarter of 2005. We expect our OEM stacked DRAM memory module business to remain difficult to project for the next several quarters as our customers continue to qualify the latest generation modules.

In the past year, we have invested significantly in the design, development and launch of our SimpleShare product line of network attached storage (NAS) external drives. As a result of several storage product launches in the retail channel in the second quarter of 2005, our storage product revenue increased 53% from $5.5 million in the first quarter of 2005 to $8.4 million in the second quarter of 2005, and then decreased slightly by 6% to $7.9 million in the third quarter of 2005. We expect to increase our presence in the external storage market through the anticipated launch of our storage solutions at several major retailers in the fourth quarter of 2005.

One of our long-term revenue growth initiatives is expansion of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing and engineering offices in the Netherlands, Hong Kong and Taiwan in order to build the necessary infrastructure to support revenue growth in those geographic regions.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 70.1% of our total revenues in the first nine months of 2005 compared to 66.6% of our total revenues in the first nine months of 2004. Smart Modular, Micron Semiconductor and CDW Logistics, Inc. (formerly CDW Computer Centers), accounted for 20.4%, 16.4% and 15.6%, respectively, of our total revenues in the first nine months of 2005. Smart Modular, Micron Semiconductor and CDW Logistics, Inc. accounted for 12.6%, 15.9% and 18.9%, respectively, of our total revenues in the first nine months of 2004. Other than Smart Modular, Mircon Semiconductor and CDW Logistics, Inc., no other customer accounted for more than 10.0% of our total revenues in the first nine months of 2005 or 2004. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for 12.4% of our revenues in the first nine months of 2005 compared to 18.9% of our revenues in the first nine months of 2004. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in the first nine months of 2005 or 2004. For each of the first nine months of 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Discontinued Operations of Xiran Division

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In the first nine months of 2004, the discontinued Xiran Division recorded a $4.1 million operating loss before benefit for income taxes. In addition, we took a pre-tax charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expired on June 30, 2005, was approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net income in the three months and nine months ended September 30, 2005.

Results of Operations—Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Revenues. Our revenues were $67.2 million in the third quarter of 2005, compared to $75.0 million in the same period in 2004. Revenues decreased 10.4% in the third quarter of 2005 due to a 44% decrease in average sales price (ASP) from $85 in the third quarter of 2004 to $48 in the third quarter of 2005, partially offset by a 57.2% increase in unit shipments. The decrease in our average sales price resulted primarily from a significant shift in product mix away from higher ASP stacked memory products and toward lower ASP Flash memory products. The increase in unit shipments resulted primarily from a 134% increase in Flash memory units shipped, partially offset by a 51% decrease in stacked memory units shipped. Flash product shipments increased from 391,000 units in the third quarter of 2004 to 913,000 units in the third quarter of 2005. Stacked memory product shipments decreased from 135,000 units in the third quarter of 2004 to 66,000 units in the third quarter of 2005.

Our Consumer Division revenues decreased 4.4% from $36.0 million in the third quarter of 2004 to $34.4 million in the third quarter of 2005. Consumer Division revenues decreased in the third quarter of 2005 due to a 24% decrease in ASP from $55 in the third quarter of 2004 to $42 in the third quarter of 2005, partially offset by a 26% increase in unit volume. The decrease in Consumer Division ASP resulted primarily from declines in DRAM and Flash component pricing in the third quarter of 2005 compared to the third quarter of 2004. The increase in Consumer Division unit volume resulted primarily from an increase in Flash memory units shipped from 323,000 units in the third quarter of 2004 to 475,000 units in the third quarter of 2005.

Our OEM Division revenues decreased 15.9% from $39.0 million in the third quarter of 2004 to $32.8 million in the third quarter of 2005. The decrease in OEM Division revenues was due to a 66% decrease in OEM Division ASP from $170 in the third quarter of 2004 to $58 in the third quarter of 2005, partially offset by a 145% increase in OEM Division unit volume in the third quarter of 2005 compared to the third quarter of 2004. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix away from higher ASP stacked memory products and toward lower ASP Flash memory products. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 69,000 units in the third quarter of 2004 to 438,000 units in the third quarter of 2005.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $12.1 million as of September 30, 2005, compared to $13.0 million as of September 30, 2004. Our Consumer Division backlog was $4.2 million as of September 30, 2005, compared to $3.9 million as of September 30, 2004. Our OEM Division backlog was $7.9 million as of September 30, 2005, compared to $9.1 million as of September 30, 2004. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $13.9 million in the third quarter of 2005, compared to $13.5 million in the same period in 2004. Gross profit as a percentage of revenues was 20.7% in the third quarter of 2005, compared to 17.9% in the same period in 2004. Gross profit as a percentage of revenue in the third quarter of 2005 increased due primarily to a shift in product mix toward higher gross profit margin OEM products. Gross profit for our Consumer Division as a percentage of Consumer Division revenues declined slightly from 14.6% in the third quarter of 2005 to 15.5% in the third quarter of 2004, resulting primarily from a shift in product mix toward lower gross profit margin Consumer Flash products. Gross profit for our OEM Division as a percentage of OEM Division revenues was 27.1% in the third quarter of 2005, compared to 20.2% in the third quarter of 2004. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product mix toward higher gross profit margin OEM Flash products.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $6.4 million in the third quarter of 2005, compared to $5.0 million in the same period in 2004. Sales and marketing expenses as a percentage of revenue were 9.5% in the third quarter of 2005, compared to 6.7% in the same period in 2004. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue was due primarily to the addition of sales and marketing personnel hired to execute on our revenue growth initiatives such as the launch of our recently introduced NAS storage and Zeus Flash product lines and our international expansion. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.3 million in our third quarter of 2005, compared to $2.5 million in the third quarter of 2004. General and administrative expenses as a percentage of revenues were 4.8% in the third quarter of 2005, compared to 3.3% in the third quarter of 2004. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue was due primarily to increased legal fees and Sarbanes-Oxley Act compliance costs, including consulting fees for accounting related services and additional accounting personnel, and additional personnel hired to execute on our revenue growth initiatives such as the launch of our recently introduced NAS storage and Zeus Flash product lines and our international expansion.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $1.8 million in the third quarter of 2005, compared to $1.2 million in the same period in 2004. Research and development expenses as a percentage of revenues were 2.7% in the third quarter of 2005, compared to 1.6% in the same period in 2004. Research and development expenses increased due primarily to increases in payroll costs and Flash and storage product design expenses in the third quarter of 2005 compared to the third quarter of 2004.

Interest Income, Net. Interest income, net was $367,000 in the third quarter of 2005 and $291,000 in the third quarter of 2004. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the third quarter of 2005 compared to the third quarter of 2004.

Provision for Income Taxes. As a result of lower income, the provision for income taxes decreased from $2.0 million in the third quarter of 2004 to $1.0 million in the third quarter of 2005. As a percentage of income before provision for income taxes, provision for income taxes decreased from 40% in the third quarter of 2004 to 35% in the third quarter of 2005, due primarily to increased research and development income tax credits in the third quarter of 2005.

Net Income. Net income was $1.8 million in the third quarter of 2005, compared to $3.1 million in the third quarter of 2004.

Results of Operations—Comparison of the First Nine months of 2005 to the First Nine months of 2004

Net Revenues. Our revenues were $198.7 million in the first nine months of 2005, compared to $197.8 million in the same period in 2004. Although revenues were relatively flat, we experienced a 37% increase in units shipped, which was offset by a 27% decrease in ASP from $79 in the first nine months of 2004 to $58 in the first nine months of 2005. The increase in unit shipments resulted primarily from a 72% increase in Flash memory units shipped and a 49% increase in storage units shipped. The decrease in our ASP resulted primarily from declines in DRAM and Flash component pricing in the first nine months of 2005 compared to the first nine months of 2004. The decrease in our ASP resulted primarily from a shift in product mix away from higher ASP stacked memory products and toward lower ASP Flash memory and storage products.

Our Consumer Division revenues decreased 5.8% from $107.1 million in the first nine months of 2004 to $100.9 million in the first nine months of 2005. Consumer Division revenues decreased in the first nine months of 2005 due to a 26% decrease in Consumer Division average sales price from $58 in the first nine months of 2004 to $43 in the first nine months of 2005, partially offset by a 25% increase in Consumer Division unit volume. The decrease in Consumer Division ASP resulted primarily from declines in DRAM and Flash component pricing in the first nine months of 2005 compared to the first nine months of 2004. The increase in Consumer Division unit shipments resulted primarily from a 40% increase in Flash memory units shipped from 879,000 units in the first nine months of 2004 to 1.2 million units in the first nine months of 2005.

Our OEM Division revenues increased 7.8% from $90.7 million in the first nine months of 2004 to $97.8 million in the first nine months of 2005. The increase in OEM Division revenue was due to a 72% increase in OEM Division unit volume during this period, partially offset by a 37% decrease in OEM Division ASP from $139 in the first nine months of 2004 to $87 in the first nine months of 2005. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 228,000 units in the first nine months of 2004 to 672,000 units in the first nine months of 2005. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix away from higher ASP stacked memory products and toward lower ASP Flash memory products.

Gross Profit. Our gross profit was $37.7 million in the first nine months of 2005, compared to $33.2 million in the same period in 2004. Gross profit as a percentage of revenues was 19.0% in the first nine months of 2005, compared to 16.8% in the same period in 2004. Gross profit as a percentage of revenue in the first nine months of 2005 increased due primarily to a shift in product mix toward higher gross profit margin OEM products. Gross profit for our Consumer Division as a percentage of Consumer Division revenues decreased from to 15.1% in the first nine months of 2004 to 13.7% in the first nine months of 2005, resulting primarily from a shift in product mix toward lower gross profit margin Consumer Flash products. Gross profit for our OEM Division as a percentage of OEM Division revenues was 24.4% in the first nine months of 2005, compared to 18.8% in the first nine months of 2004. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product and customer revenue mix.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $17.8 million in the first nine months of 2005, compared to $14.2 million in the same period in 2004. Sales and marketing expenses as a percentage of revenues were 9.0% in the first nine months of 2005, compared to 7.2% in the same period in 2004. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue was due primarily to the addition of sales and marketing personnel hired to execute on our revenue growth initiatives such as the launch of our recently introduced NAS storage and Zeus Flash product lines and our international expansion. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $9.5 million in the first nine months of 2005, compared to $7.5 million in the same period in 2004. General and administrative expenses as a percentage of revenues were 4.7% in the first nine months of 2005, compared to 3.8% in the first nine months of 2004. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue was due primarily to increased legal fees and Sarbanes-Oxley Act compliance costs, including consulting fees for accounting related services and additional accounting personnel, and additional personnel hired to execute on our revenue growth initiatives such as the launch of our recently introduced NAS storage and Zeus Flash product lines and our international expansion.

Research and Development. Research and development expenses are primarily comprised of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $4.7 million in the first nine months of 2005, compared to $3.0 million in the same period in 2004. Research and development expenses as a percentage of revenues were 2.4% in the first nine months of 2005, compared to 1.5% in the same period in 2004. Research and development expenses increased due primarily to increased payroll costs and Flash and storage product design expenses in the first nine months of 2005 compared to the first nine months of 2004.

Interest Income. Interest income, net was $1.2 million in the first nine months of 2005 and $692,000 in the first nine months of 2004. Interest income is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the first nine months of 2005 compared to the first nine months of 2004.

Provision for Income Taxes. Provision for income taxes was $2.2 million in the first nine months of 2005. Provision for income taxes from continuing operations was $3.6 million in the first nine months of 2004. As a percentage of income before provision for income taxes, provision for income taxes was 31.1% in the first nine months of 2005. As a percentage of income from continuing operations before provision for income taxes, provision for income taxes was 39.2% in the first nine months of 2004. Provision for income taxes as a percentage of income before provision for income taxes was abnormally low in the first nine months of 2005 due primarily to the completion of a state income tax audit in which the final tax liability was less than we had previously anticipated and accrued. In addition, we received increased research and development income tax credits as a result of higher research and development costs in the first nine months of 2005 compared to the first nine months of 2004.

Net Income. Net income was $4.8 million in the first nine months of 2005. Income from continuing operations was $5.6 million in the first nine months of 2004.

Discontinued Operations. In June 2004, we discontinued the operation of our Xiran Division. No revenues or operating expenses were recorded in the first nine months of 2005 related to our discontinued Xiran Division. The operating expense figures above do not include operating expenses related to our discontinued Xiran Division during the second quarter of 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had working capital of $114.2 million, including $69.7 million of cash and cash equivalents, compared to working capital of $121.6 million, including $73.3 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2004. Current assets were 4.5 times current liabilities at September 30, 2005, compared to 6.5 times current liabilities at December 31, 2004.

Net cash provided by operating activities was $1.9 million for the first nine months of 2005 and resulted primarily from a $11.2 million increase in accounts payable, net income of $4.8 million, non-cash depreciation and amortization of $2.2 million and a $2.0 million decrease in accounts receivable, net of allowances, partially offset by a $17.1 million increase in inventory, net of reserves. Inventory, net of reserves, increased primarily to support increased OEM Division Flash product line orders and the continued growth of our external storage product line in the retail channel.

Net cash provided by investing activities was $5.0 million for the first nine months of 2005, attributable to $10.0 million of redemptions of marketable securities, partially offset by $3.5 million in purchases of furniture, fixtures and equipment and a $1.6 million impact from our acquisition of Memtech SSD, Corp. in July 2005. We expect to spend approximately $4.0 to $6.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Net cash used by financing activities was $10.6 million for the first nine months of 2005 and resulted primarily from the $11.8 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $1.2 million related to our employee stock purchase plan and stock option exercises.

In June 2004, our board of directors authorized the repurchase of up to $15 million of our outstanding common stock from time to time over the next 18 months expiring on December 16, 2005. We repurchased 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. We repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in the first nine months of 2005. Since the inception of the program, we have repurchased 3,887,395 shares of common stock at an average share price of $3.84, including commissions, for an aggregate purchase price of $14,926,085. As of September 30, 2005, the remaining authorized amount available for stock repurchases under this program was $73,914. Shares may be repurchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions and other considerations. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time when management determines that additional purchases are not warranted. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. We believe that all funds required for the repurchase of common stock will be obtained from our available cash resources and marketable securities.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	expansion of our international business, including the opening of offices and facilities in foreign countries;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	our entrance into new markets;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	competitors responses to our products.

Off-Balance Sheet Financing Arrangements

We do not have off-balance sheet financing arrangements as of September 30, 2005.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first nine months of 2005 and 2004.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	Changes in our customer, product and revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Seasonal purchasing patterns for our products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start up of new operations or divisions.

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

Our industry is competitive and characterized by historical declines in average sales prices. Our average sales prices may decline due to several factors. From time to time, overcapacity in the DRAM memory component market has resulted in significant declines in component prices, which has negatively impacted our average sales prices, revenues and gross profit. During periods of overcapacity, our revenues and gross profit will decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in sales prices. Any efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices would also enable OEMs to pre-install higher capacity base memory into new systems at existing price points, and thereby reduce the demand for our aftermarket memory products. Our competitors and customers also impose significant pricing pressures on us. Since a large percentage of our sales are to a small number of customers that are primarily retail consumer chains, distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 67.8% and 70.1% of our total revenues in the three months and nine months ended September 30, 2005, respectively, compared to 76.7% and 66.6% of our total revenues in the three months and nine months ended September 30, 2004, respectively.

Our ten largest Consumer Division customers accounted for an aggregate of 69.6% and 63.7% of our Consumer Division revenues, or 35.6% and 32.4% of our total revenues, in the three months and nine months ended September 30, 2005, respectively, and 76.4% and 65.0% of our Consumer Division revenues, or 36.6% and 35.2% of our total revenues, in the three months and nine months ended September 30, 2004, respectively. The following table sets forth certain information about each of our Consumer Division customers that accounted for more than 10.0% of our total revenues in each of the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
Consumer Division Customers	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues
CDW Logistics, Inc. (formerly CDW Computer Centers)	14.8%	28.9%	15.6%	30.8%	17.5%	36.6%	18.9%	34.9%

Our ten largest OEM Division customers accounted for an aggregate of 85.4% and 86.6% of our OEM Division revenues, or 41.7% and 42.6% of our total revenues, in the three months and nine months ended September 30, 2005, respectively, and 89.0% and 83.4% of our OEM Division revenues, or 46.3% and 38.2% of our total revenues, in the three months and nine months ended September 30, 2004, respectively. The following table sets forth certain information about each of our OEM Division customers that accounted for more than 10.0% of our total revenues in each of the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
OEM Division Customers	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues
Micron Semiconductor	14.3%	29.2%	15.5%	31.5%	22.2%	42.6%	15.9%	34.7%
Smart Modular	18.2%	37.3%	20.5%	41.7%	15.2%	29.3%	12.6%	27.5%

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

We have generated tax credits in recent years, which we are not fully able to utilize at this time. The availability of some of these credit carryforwards is subject to expiration and/or certain limitations. We had the following state credits as of September 30, 2005: research and development credit carryforwards of approximately $2.3 million, which carryforward indefinitely and enterprise zone credit carryforwards of approximately $2.0 million, which carryforward indefinitely. We periodically review our ability to use our tax credit carryforwards. Based on this periodic review, we may determine that the amount of tax credit carryforwards that can be utilized to offset future tax liabilities should be limited. Since a potential limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time, but if our ability to use tax credit carryforwards were substantially limited, it could harm our financial condition.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 61.4% of our outstanding common stock at September 30, 2005 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We are currently a party to one lawsuit regarding intellectual property as further described under “Legal Proceedings.” Because litigation is inherently uncertain, we cannot predict the outcome of this lawsuit. Although this lawsuit has been stayed pending the outcome of related lawsuits against other parties, we expect that if this lawsuit resumes, it is likely to divert the efforts and attention of our key management and technical personnel. In addition, we expect to incur substantial legal fees and expenses in connection with this lawsuit if it resumes. As a result, our defense of this lawsuit, regardless of its eventual outcome, is expected to be costly and time consuming.

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

The Flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, may transition to emerging Flash memory formats, such as the xD Picture Card format, which we do not currently manufacture and do not have rights to manufacture. This will likely result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash, Secure Digital, MicroSD and MultiMedia cards. If we decide to manufacture Flash products utilizing emerging formats, we may be required to secure licensing arrangements to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply all Flash card formats at competitive prices or if we were to have product shortages, our revenues could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

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

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $164,000 and $664,000 in the three months and nine months ended September 30, 2005, respectively, compared to $664,000 and $1.4 million in the three months and nine months ended September 30, 2004, respectively. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of $84,000 and $665,000 in the three months and nine months ended September 30, 2005, respectively, compared to $480,000 and $707,000 in the three months and nine months ended September 30, 2004, respectively. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $30,000 and $360,000 in the three months and nine months ended September 30, 2005, respectively, compared to $47,000 and $18,000 in the three months and nine months ended September 30, 2004, respectively.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2005, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $87,000 and $788,000 in the three months and nine months ended September 30, 2005, respectively, compared to $256,000 and $861,000 in the three months and nine months ended September 30, 2004, respectively.

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Since the beginning of 2004, we have opened sales, marketing and engineering offices in the Netherlands, Hong Kong and Taiwan. Establishing operations in any other foreign country or region presents numerous risks, including:

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 11.1 and 12.4% of our revenues in each of the three months and nine months ended September 30, 2005, respectively, and 14.9% and 18.9% of our revenues in the three months and nine months ended September 30, 2004, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the three months and nine months ended September 30, 2005 or 2004. For each of the three months and nine months ended September 30, 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

At September 30, 2005, our cash and cash equivalents were $69.7 million invested in money market and other interest bearing accounts.

From time to time, we invest in marketable securities, however, at September 30, 2005, our investment in marketable securities was $0.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $697,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and marketable securities as of September 30, 2005 were as follows:

	Expected Maturity Date		Total	Fair Value 9/30/2005
	Before October 1, 2006	Thereafter
Investments
Cash and cash equivalents:
Money Market Funds	$69,664,000	$0	$69,664,000	$69,664,000
Weighted average interest rate	2.80%		2.80%	2.80%
Total cash and cash equivalents	$69,664,000	$0	$69,664,000	$69,664,000
Weighted average interest rate	2.80%		2.80%	2.80%

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

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001 against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against us, an estimate of potential damages, if any, would be premature and speculative. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it.

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

(c) Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended September 30, 2005 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
July 1, 2005 through July 31, 2005	0	—	3,887,395	$73,914
August 1, 2005 through August 31, 2005	0	—	3,887,395	$73,914
September 1, 2005 through September 30, 2005	0	—	3,887,395	$73,914

Total (2)	0	—	3,887,395	$73,914

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

(2)	All shares were purchased pursuant to our existing share repurchase program. As of November 1, 2005, we had repurchased 3,887,395 shares of our common stock at an average price of $3.84 per share for an aggregate purchase price of $14,926,085 since inception of our existing share repurchase program, and the remaining authorized amount for stock repurchases under this program was $73,914.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC., a California corporation

Date: November 11, 2005	/s/ DAN MOSES
Dan Moses Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.