Form 10-K
period 2005-12-31
SIMPLETECH INC
filed 2006-03-31
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 in the Exchange Act.

Large Accelerated Filer   ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $65,079,777 (based upon the last closing price for shares of the registrant’s common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, there were approximately 45,112,568 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SIMPLETECH, INC.

FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page [16] of this Report. All forward-looking statements attributable to SimpleTech are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

We own or have rights to product names and trademarks that we use in conjunction with the sale of our products, including but not limited to Simple®, SimpleTech®, Bonzai®, IC Tower®, SimpleDrive®, Bonzai Express™, Postage Stamp™, SimpleDrive Desktop™, SimpleDrive Mini™, SimpleDrive Portable™, SimpleShare™ and SimpleTransfer™.

PART I.

ITEM 1. BUSINESS

Overview

SimpleTech, Inc. designs, develops, manufactures and markets custom and open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, we specialize in developing high-density DRAM memory modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments. We offer a comprehensive product line, including Flash and DRAM-based memory solutions and external hard drive storage solutions used by consumers and original equipment manufacturers, or OEMs. We believe this allows us to service a diverse customer base with multiple memory formats thereby enabling our customers to purchase all of their memory requirements from one supplier.

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

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our Zeus product line, for industrial applications;

•	Targeting new customers for our value-add OEM DRAM memory solutions;

•	Increasing retail sales of our storage product line; and

•	Expanding our international OEM business in Asia and Europe.

Our Flash business has expanded over the past year primarily as a result of the growing number of OEM applications in which Flash drives are replacing rotating disk drives due to improved performance, reliability and size. These OEM applications include military subsystems, in-flight information systems, casino-gaming systems, embedded controls for industrial automation and medical equipment. Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications and have designed proprietary industrial-grade Flash controllers. OEM Flash product revenue increased 12% from $20.1 million in 2003 to $22.6 million in 2004, and increased 66% from 2004 to $37.6 million in 2005. We expect our continued investments in OEM Flash controller development to result in continued revenue growth from our OEM Flash product line in 2006 and beyond. OEM Flash product gross margins are typically significantly higher than our Consumer Flash product gross margins and were our highest gross margin product line in 2005.

During 2005 we also expanded our OEM Flash business through our acquisition on July 13, 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications.

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

We offer monolithic DRAM memory modules and DRAM memory modules based on our stacking technology. The majority of our Consumer DRAM business has been comprised of monolithic DRAM memory modules. Prior to 2005, a substantial portion of our OEM DRAM business had been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules. During 2005, we faced transitional challenges as some of our OEM DRAM customers transitioned from modules based on PC 2100 to PC 2700 and from DDR I to DDR II technologies. Our OEM monolithic and stacked DRAM memory module revenue decreased from $107.7 million in 2004 to $90.0 million in 2005. We plan to introduce DRAM components utilizing our next generation Postage Stamp stacking technology, based on the latest generation ball grid array, or BGA, in the first half of 2006. We expect our OEM stacked DRAM memory module business to remain difficult to project for the next several quarters as our customers continue to qualify the latest generation modules.

Our various storage products are designed to address the increasing need for expanded, reliable digital storage. The storage product line consists of the following five categories: (1) SimpleShare, the network attached storage product category that enables users to add shared storage to a network, (2) SimpleDrive the desktop external storage product category which enables fast, reliable back-up and expanded storage volumes, (3) SimpleDrive Portable, the mobile storage product category which enables truly mobile back-up storage, (4) SimpleTransfer, the data migration product category that permits efficient data transfer among multiple PCs and (5) notebook hard drive upgrades. The essence of the SimpleTech storage product family is fast, reliable storage and back up capabilities for desktop or notebook computers so that users can create media libraries for their digital music, movies and photographs, or add gigabytes of additional storage to accommodate expanding storage needs.

In the past year, we have invested significantly in the design, development and launch of our SimpleShare product line of network attached storage, or NAS, external drives. During 2005, we initiated external drive launches into numerous major U.S. retailers and external storage drive revenue increased 32% from $10.9 million in 2003 to $14.4 million in 2004, and increased 144% from 2004 to $35.2 million in 2005. We expect to continue to grow our external storage drive business in 2006.

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

The Flash memory industry is divided into two primary segments: data storage, or NAND, and code storage, or NOR. Data storage Flash products are commonly used for storing large volumes of data in small form factor and in environments characterized by high levels of shock, vibration or temperature fluctuation. In contrast, code storage Flash products are typically used in less memory-intensive applications. Substantially all of our Flash product revenues are derived from the sale of data storage Flash products. Data storage Flash products are used primarily to store digital content such as pictures, digital music, video clips and files in consumer electronic devices such as digital cameras, MP3 digital audio players, PDAs, digital camcorders and smart phones. The demand for these consumer electronic devices has grown rapidly. In addition, these consumer electronic devices have become smaller in size while requiring increasing amounts of memory which is driving the demand for high-density, small form factor Flash memory solutions. Flash memory is noiseless, considerably lighter, more rugged, free of mechanical moving parts and consumes substantially less power than a rotating disk drive. These characteristics also make Flash drives a better storage alternative than rotating disk drives in extreme environments such as those often found in the military, aerospace and communication applications.

The growth in the DRAM industry is driven by unit growth in the markets for PCs, high-performance workstations, servers, switches, routers and the Internet infrastructure. In addition, DRAM growth is fueled by an increasing amount of memory content used in these systems. We also anticipate that the expected PC replacement cycle and resumption of IT spending will continue to drive the demand for DRAM memory.

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

The growth in the external storage industry is driven primarily by the trend of increasing requirements to store digital music, movies and photographs and the desire for reliable back up for these digital files. Our storage solutions enable fast, user-friendly, back up and retrieval of such files and certain products allow users to add shared storage to their network.

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

Product Features

•	High degree of customization. Products sold to our OEM Division customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•	High density. Our patented stacking technology allows us to design and manufacture Flash cards and DRAM memory modules in which multiple memory chips are stacked together to increase the capacities of memory modules without increasing the product footprint. In some cases, our IC Tower stacking memory technology allows us to create a high capacity solution that is otherwise not currently available in the market using standard modules, and in other cases it allows us to provide the same capacity as a standard module at a lower price point.

•	Compact size. We are able to manufacture high-density Flash and DRAM memory products with some of the smallest footprints in the market. As component chips increase in capacity, we are able to increase density in the same footprint.

•	High performance and reliability. Our memory products are built utilizing sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our memory products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations typically associated with mobile computing and OEM applications.

•	Low power consumption. During read and write operations, Flash memory products typically use less power than rotating disk drives. At all other times during system operation, Flash memory products require no power. This low power consumption translates into longer battery life for many mobile computing and consumer electronic devices.

Consumer Division

Our Consumer Division sells open-standard memory storage products such as Flash cards, DRAM modules, USB mini drives and hard disk drives used as upgrades in or enhancements to consumer electronics and computing systems. Our Consumer Division sells our products through the following channels: value added reseller, or VAR, mail order, distributor, and mass market retailer. We believe we are able to strengthen our relationships with our Consumer Division customers and develop the SimpleTech brand name through various marketing programs, such as volume purchase rebates, joint marketing, account manager incentives and lead generation. We also provide ongoing customer support, including on-line pricing and navigation tools, toll-free technical support and account manager training programs.

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

Products

We offer a comprehensive line of memory and storage products using our proprietary design and manufacturing technologies. Substantially all of our Flash and DRAM memory products comply with industry standards and are based on a variety of industry architectures. Sales of Flash memory and DRAM products collectively accounted for 86.3% and 94.3% of our total revenues in 2005 and 2004, respectively. Sales of storage products accounted for 13.7% and 5.7% of our total revenues in 2005 and 2004, respectively.

Flash Products

Our Flash products are used in a wide base of applications, ranging from high-capacity, highly reliable industrial applications to high performance networking applications to mobile consumer electronic devices. The primary focus of the SimpleTech Flash offering is manufacturing Flash products for use as an embedded storage device within OEM applications. At the heart of each SimpleTech Flash product is a controller designed by SimpleTech for the rigors of demanding OEM applications, offering industry-leading performance, reliability and flexibility.

We offer a broad line of Flash products in various form factors and capacities, including:

CompactFlash memory cards. CompactFlash products provide full PC Card AT Attachment, or ATA, functionality, but are only one-fourth the size of a standard PC Card. CompactFlash memory cards are characterized by its small size, durability, low power consumption and the ability to operate at either 3.3 volts or 5.0 volts. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter, thus making CompactFlash widely used by a variety of applications.

Secure Digital and MultiMediaCard Flash memory cards. Secure Digital, or SD, and MultiMediaCard, or MMC, Flash memory cards are used in data storage applications and are about the size of a postage stamp. Their slim, compact design makes them an ideal removable storage solution for designs including mobile phones, audio players, digital cameras, and other space-constrained applications.

miniSD and Reduced-size MultiMedia cards. miniSD and reduced-size MMC, or RS-MMC, Flash memory cards are designed to meet the demanding storage needs of the growing mobile phone and handheld device market. MiniSD and RS-MMC easily convert into standard SD and MMC cards with an adapter to provide interoperability with existing SD and MMC card slots, adding functionality for digital cameras, MP3 music players, digital camcorders and PDAs that use standard SD and MMC cards.

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

Solid State Drives. Our solid state drives are designed to meet the data storage requirements of a wide range of industries, including the defense and aerospace, automotive and transportation, industrial and communications industries. They are drop-in replacements for traditional hard drives and are a superior substitute for hard drives in systems that require sustained operation in harsh environments, low-power consumption, content security, fast data transfer speeds, and high-capacity storage. Typical applications include data recorders, rugged PCs, industrialized servers, telecommunications equipment, and other mission-critical applications. Our solid state drives are available in standard hard drive form factors and interfaces, such as IDE/ATA, SATA, SATA + USB, and can be combined in multiple form factors to include 2.5-inch, 3.5-inch and custom enclosures.

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

The following table describes certain of our Flash modules as of March 1, 2006:

Data Storage Flash Product Family	Density	Form Factor
Cards:
Compact Flash	64MB – 16GB	Type I (36.4mm x 42.8mm x 3.3mm)
Secure Digital	64MB – 4GB	9-pin
MultiMediaCard (Plus)	128MB – 2GB	13-pin
ATA Flash PC Cards	64MB – 16GB	Type II (54.0mm x 85.6mm x 5.0mm)

USB Flash Drives:
Bonzai Xpress	128MB – 2GB	USB Flash drive
Bonzai	64MB – 1GB	Upgradeable USB Flash drive

Solid-State Drives	64MB – 256GB	2.5 inch, 3.5 inch and custom

Flash Disk Modules:
40-pin	64MB – 4GB	40-pin vertical & horizontal; 40-pin low profile horizontal

44-pin	64MB – 4GB	44-pin vertical & horizontal

DRAM Products

We offer a full range of DRAM products, including dual in-line memory modules, or DIMMs, small-outline, or SO, DIMMs, mini-registered DIMMs, or mini-RDIMMs, very low profile, or VLP, RDIMMs and Fully-Buffered DIMMs, or FB-DIMMs. Our DRAM products are used primarily as personal computer, notebook and server upgrades and in higher performance computing, communications, and industrial applications. Our standard DRAM products are available in various memory module form factors and densities of up to 4GBs. We also offer many of these products utilizing different DRAM architectures such as FB-DIMM, DDR, DDR2, SDRAM and RDRAM.

The following table describes certain of our non-stacking DRAM products as of March 1, 2006:

DRAM Product Family	Density	Architecture	Speed (MHz)
240-pin Fully-Buffered DIMM	512MB – 2GB	DDR2	533 – 667
168, 184 and 240-pin Unbuffered DIMM	128MB – 2GB	SDRAM, DDR, DDR2	266 – 800
168, 184 and 240-pin Registered DIMM	256MB – 2GB	SDRAM, DDR, DDR2	100 – 667
184 and 240-pin Very Low Profile DIMM	1GB – 2GB	DDR, DDR2	333 – 667
244-pin mini-DIMM	512MB – 1GB	DDR2	400 – 667
200-pin SO-DIMM	128MB – 1GB	DDR, DDR2	266 – 800
144-pin SO DIMM	64MB – 1GB	SDRAM	100 – 133
100-pin DIMM	64MB – 512MB	SDRAM, DDR	100 – 266
Rambus DIMM	64MB – 512MB	RDRAM	800 – 1066

Stacked DRAM and Flash Products

IC Tower stacked components. Our patented IC Tower semiconductor stacking technology enables the manufacture of very high capacity memory products. We offer a wide selection of stacked components for both TSOP and BGA semiconductor packages for use on memory modules and within our high capacity Flash products. This technology is used in complex, high-capacity module designs and systems. It provides a cost effective solution for our customers by offering chip densities that are less expensive than non-stacked components on a per megabyte, or MB, basis.

The following table describes certain of our IC Tower stacking components as of March 1, 2006:

IC Tower Stacked Component Product Family	Component Density	(Architecture) Capacity	Speed (MHz)

DDR, DDR2	512Mb – 1Gb	2 High (1GB – 2GB)	266 – 667
SDRAM	256Mb – 1Gb	2 High (0.5 GB – 2GB)	100 – 133

DRAM modules and Flash card products with stacked components. We have a range of custom and application-specific stacked DRAM modules across multiple DIMM form factors in capacities up to 4GB. Our stacked DRAM products are used primarily in high-performance servers, workstations, switches and routers, and other custom systems. We offer many of these modules utilizing different DRAM architectures such as double data rate, or DDR, and DDR2, and synchronous DRAM, or SDRAM. Our stacked Flash products are used primarily in embedded systems and high-end consumer digital applications, such as professional digital cameras and camcorders.

The following tables describe certain of our stacked DRAM and Flash card products as of March 1, 2006:

Stacked DRAM Product Family	Density	Architecture	Speed (MHz)
168, 184 and 240-pin Registered DIMM	1GB – 4GB	DDR, DDR2 SDRAM	100 – 667
184 and 240 pin Very Low profile DIMM	2GB	DDR, DDR2	333– 667
168, 184 and 240-pin Unbuffered DIMM	1GB – 2GB	DDR, DDR2, SDRAM	100 – 800
244-pin mini-DIMM	2GB	DDR2	400 – 667
144 and 200-pin SODIMM	512MB – 1GB	DDR, DDR2, SDRAM	100 – 800

Stacked Flash Product Family	Density	Form Factor
CompactFlash	16GB	Type II (36.4mm × 42.8mm × 5.0mm)
Solid-State Drives	8GB – 256GB	2.5 inch, 3.5 inch and custom

Storage Products

SimpleTech has a comprehensive line of hard drive-based external storage solutions for small businesses and consumers. The demand for mass storage products continues to surge as digital information and media proliferates. The SimpleTech product offering combines portability with ease of use for storing precious media.

SimpleDrive Family of Direct-Attached External Storage Products. We offer the SimpleDrive line of storage devices for data storage and back-up. Our SimpleDrive Desktop product line provides high-density, high-speed, cost-effective storage in 160GB to 500GB capacities. Our SimpleDrive Portable product line offers similar features in a smaller, more durable form factor in capacities ranging from 40GB to 100GB. The primary usage of these external hard drives is for easy, plug and play storage expansion and system backup. Our SimpleDrive Mini product line offers the smallest form factor available for disk drive based external storage with a capacity of 4GB.

Notebook Hard Drive Upgrade kits: We offer hard drive upgrade kits for most major brands of notebook PCs. Our products range in capacity from 40GB to 100GB. The primary use of these products is to enhance the storage capacity of notebook PCs.

SimpleShare - Network Attached Storage: SimpleShare enables users to quickly and easily add up to 500GB of storage capacity to most computer networks. SimpleShare is the easy way to store and share data over most computer networks.

The following table describes certain of our storage products as of March 1, 2006:

Storage Product Family	Density	Connectivity
SimpleDrive Portable	40GB – 100GB	USB
SimpleDrive Mini	4GB	USB
SimpleDrive Desktop	120GB – 500GB	USB, USB/FireWire
SimpleShare NAS Storage Server	160GB and 500GB	Ethernet 10/100 Base T
Notebook Hard Drive Upgrades	40GB – 100GB	IDE

Research and Development

Our research and development staff develop reliable, high-performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consisted of 37 persons as of December 31, 2005, works closely with our OEM Division customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our OEM Division customers’ custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our design library. Our design library consists of over 1,000 designs that are available for a wide variety of custom and open-standard product configurations. In recent years, we have focused on designing and developing custom, industrial-grade Flash controllers. In January 2006, we purchased certain fixed assets and intellectual property and hired 18 engineers from a Flash controller design company in Taiwan. We plan to continue to invest in and expand our custom industrial-grade Flash controller portfolio in future years in order to maintain our leadership position in the OEM Flash market.

We continually improve our manufacturing processes and technologies, test routines and related firmware. We plan to continue to direct our research and development efforts toward the design of new memory products, which address the requirements of our Consumer and OEM Division customers. Our IC Tower stacking technology is a critical component of our research and development effort as it allows us to design solutions that are continually migrating to higher densities for our customers. Our IC Tower stacking technology enables us to produce high-density Flash and DRAM products by manufacturing products in a three-dimensional form. We plan to introduce DRAM components utilizing our next generation Postage Stamp stacking technology, based on the latest generation BGA components, in the first half of 2006. These products offer higher-density capacities in the same footprint as the traditional two-dimensional designs. We stack unmodified memory devices to produce higher-density and smaller form factor Flash cards and DRAM modules. We believe this capacity enables us to shorten our customers’ design cycles for high-density products to lead times normally associated with non-stacked memory solutions. In response to the growth in Flash-based applications, we are focusing on new Flash solutions that provide improved storage capacities, higher-speed read and write capabilities, smaller sizes and new interfaces. Research and development expense were $6.6 million, $4.3 million and $2.4 million for the three years ended December 31, 2005, 2004, and 2003, respectively.

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

Customers

We sell our products through our Consumer and OEM Divisions. We have no long-term sales contracts with our customers. Our Consumer Division sells our products through a variety of distribution channels, including VARS, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Our ten largest customers accounted for an aggregate of 65.9%, 68.4% and 51.9% of our total revenues in 2005, 2004 and 2003, respectively. Smart Modular, Micron Semiconductor and CDW accounted for 18.4%, 15.0% and 15.0%, respectively, of our total revenues in 2005 and accounted for 13.7%, 21.3% and 17.9%, respectively, of our total revenues in 2004. CDW Computer Centers accounted for an aggregate of 19.2% of our total revenues in 2003. As of December 31, 2005, 2004 and 2003, approximately 43.0%, 38.4% and 21.3% of accounts receivable were concentrated with four, three and two customers, respectively. No other single customer accounted for more than 10.0% of our total revenues or accounts receivable in 2005, 2004 or 2003.

Consumer Division

In 2005, our Consumer Division sold to more than 500 customers through VARs, mail order, distributors, and mass market retailers. In addition, through our consumer distribution arrangements, we supply certain of our products to e-commerce companies for their sale of these products on the Internet.

OEM Division

In 2005, our OEM Division sold to more than 200 customers, including sales through OEM distributors and contract manufacturers that incorporate our products into systems they assemble for our OEM Division customers. We define our OEM Division customers as OEMs that have purchased our products directly or ordered our products from OEM distributors and contract manufacturers. Our OEM Division customers make the purchasing decisions on substantially all of the products we sell through OEM distributors and contract manufacturers. For additional information regarding our business segments, see Note 13 to our Consolidated Financial Statements.

We expect that sales of our products to a limited number of customers will continue to represent a majority of our revenues for the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ businesses. We have experienced changes in the composition of our major customer base from quarter to quarter as the market demand for our customers’ products have changed and we expect this variability to continue in the future. For risks associated with our customer relationships, see “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for $33.8 million, or 12.9%, $50.3 million, or 18.2%, and $39.8 million, or 18.8%, of our total revenues in 2005, 2004 and 2003, respectively. In 2003, Europe accounted for $21.9 million, or 10.3%, of our total revenues. No other foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2005, 2004 and 2003. Substantially all of our international sales are export sales, which are shipped from our domestic facility to foreign customers. For additional information regarding our international sales, see Note 13 to our Consolidated Financial Statements and “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets. These companies may have similar or alternative products that are less costly or provide additional features. In addition, some of our significant suppliers, including Infineon Technology and Samsung Semiconductor, are also our competitors. These suppliers have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Further, these suppliers may reduce the supply of memory chips available to the industry or us. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Suppliers

IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We purchase these IC devices from a small number of suppliers. In 2005, our significant suppliers of IC devices included:

Flash IC Device Suppliers	DRAM IC Device Suppliers
• Samsung	• Elpida
• ST Microelectronics	• Infineon Technologies
• Samsung

We are dependent on a small number of suppliers to supply Flash IC and DRAM IC devices. We have no long-term DRAM or Flash IC device supply contracts. We periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung and ST Microelectronics supply substantially all of the IC devices used in our Flash memory products. In addition, Elpida, Infineon Technologies and Samsung currently supply a majority of the DRAM IC devices used in our DRAM memory products. For risks associated with our supplier relationships, see “Risk Factors—Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

Seasonality

In the past, our Consumer Division has been impacted by seasonal purchasing patterns resulting in lower sales generally in the first and second quarters and higher sales in the fourth quarter of each year. Other factors, including component price fluctuations, may distort the effect of seasonality. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, should revenues decrease to a level lower than expected in any given period, our results of operations could be harmed.

Backlog

Sales of our memory products and storage solutions are made under short-term cancelable orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $13.3 million as of December 31, 2005 and $8.1 million as of December 31, 2004. Our Consumer Division backlog was $3.9 million as of December 31, 2005 and $2.1 million as of December 31, 2004. Our OEM Division backlog was $9.4 million as of December 31, 2005 and $6.0 million as of December 31, 2004. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2006, we owned 16 U.S. patents, including U.S. Patents No. Re. 36,916 and No. 6,762,487 related to our stacking products, and 21 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. License fees related to the license of our intellectual property and our license of third party intellectual property were nominal for all periods presented in this report. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents which may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. For details regarding our pending intellectual property lawsuit, see “Legal Proceedings” and “Risk Factors—We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.”

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

In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, all of our employees are required to sign employee non-disclosure and invention assignment agreements. This agreement requires our employees to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us. Our employees further agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See “Risk Factors—Our intellectual property may not be adequately protected, which could harm our competitive position.”

Employees

As of December 31, 2005, we had 455 full-time employees, consisting of 230 in manufacturing (including test, quality assurance and material management), 136 in sales and marketing, 52 in finance and administration and 37 in design and product development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are satisfactory.

Information Available on our Website

Our Internet address is www.simpletech.com. We make available on our website, free of charge, our filings made with the SEC electronically, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to those filings. Copies are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC. We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and controller) and directors. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website. We may post amendments to or waivers of the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	Changes in our customer and product revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Seasonal purchasing patterns for our Consumer Division products with lower sales generally occurring in the first and second quarters followed by higher sales in the fourth quarter of each year;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start up of new operations or divisions.

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

Typically, IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term DRAM of Flash IC device supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of Flash IC devices we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung and ST Microelectonics supply substantially all of the IC devices used in our Flash memory products. In addition, Elpida, Infineon Technologies and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Elpida, Infineon Technologies, Samsung and ST Microelectonics are disrupted or terminated, our ability to manufacture and sell our DRAM and Flash products would be harmed and our business would be adversely affected.

Moreover, from time to time, our industry experiences shortages in Flash and DRAM IC devices which have driven up the price of those components and required some vendors to place their customers, ourselves included, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. If we are unable to obtain Flash and DRAM IC devices at economical prices, our gross margins would decline unless we could raise the prices of our products in a commensurate manner or offset the cost increases elsewhere. In addition, if we are unable to obtain sufficient Flash IC devices and other components to meet our customers’ requirements, they may reduce future orders or eliminate us as a supplier and our revenues may decline. As a result, our reputation could be harmed, we may not be able to replace any lost business with new customers, and we may lose market share to our competitors.

Ineffective management of inventory levels or product mix, order cancellations, product returns, inventory write-downs, price protection and rebates could adversely affect our results of operations.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if our Consumer Division customers are unable to sell their inventory in a timely manner, we may choose or be required to lower the price of our products or allow our customers to exchange the slow-moving products for newer products. Similarly, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. A majority of our sales through commercial channels include limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. In addition, some of our inventory is shipped on a consignment basis, and we have very little ability to control or manage that inventory. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error.

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $1.4 million in 2005, $1.1 million in 2004 and $367,000 in 2003. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of $779,000 in 2005, $854,000 in 2004 and $1.3 million in 2003. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $806,000 in 2005, $298,000 in 2004 and $1.4 million 2003. Rebate charges increased significantly in 2005 compared to 2004 due primarily to the expansion of our revenues from the retail channel, which typically involves the frequent use of rebate programs. Price protection and rebate charges declined in 2004 compared to 2003 due primarily to a reduction of the number of customers that we offer price protection and rebate programs to as a result of our decision to reduce the sales of our Flash products into certain unprofitable sales channels.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of December 31, 2005, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were $1.3 million in 2005, $1.1 million in 2004 and $1.2 million in 2003.

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

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. Prior downturns in the semiconductor industry negatively impacted our average sales prices, revenues and earnings. Any future downturns could have a material adverse effect on our business and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 65.9% of our total revenues in 2005, 68.4% of our total revenues in 2004 and 51.9% of our total revenues in 2003. Our ten largest Consumer Division customers accounted for an aggregate of 61.8% of our Consumer Division revenues, or 31.6% of our total revenues, in 2005, 66.1% of our Consumer Division revenues, or 34.5% of our total revenues, in 2004 and 58.4% of our Consumer Division revenues, or 42.3% of our total revenues, in 2003. The following table sets forth certain information about each of our Consumer Division customers that accounted for more than 10.0% of our total revenues in 2005, 2004 and 2003.

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
Consumer Division Customers	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues
CDW Logistics, Inc. (formerly CDW Computer Centers)	15.0%	29.4%	17.9%	34.2%	19.2%	26.6%

Our ten largest OEM Division customers accounted for an aggregate of 85.1% of our OEM Division revenues, or 41.6% of our total revenues, in 2005, 85.9% of our OEM Division revenues, or 41.1% of our total revenues, in 2004 and 72.2% of our OEM Division revenues, or 19.9% of our total revenues, in 2003. The following table sets forth certain information about each of our OEM Division customers that accounted for more than 10.0% of our total revenues in 2005, 2004 and 2003.

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
OEM Division Customers	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues
Micron Semiconductor	14.2%	28.9%	21.3%	44.6%	*	*
Smart Modular	18.4%	37.6%	13.7%	29.8%	*	*

*	Data not provided since customer represented less than 10% of total revenues.

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Since the beginning of 2004, we have opened sales, marketing and engineering offices in the Netherlands, France, Hong Kong and Taiwan. Establishing operations in any other foreign country or region presents numerous risks, including:

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

Historically, we have accounted for employee stock options and employee stock purchase plan shares for financial and accounting purposes under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which does not require the expensing of stock options until they are exercised. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 123(R), which amended financial accounting standards and require that awards under such plans be treated as compensation expense using the fair value method. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective in fiscal 2006. We believe this revised standard will increase our compensation expense, could make our operating results less predictable and affect the way we compensate our employees or cause other changes in the way we conduct our business. For discussion of our employee stock option plan, see Note 11 to our consolidated financial statements —”Stock Option Plan”.

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

Our filing of our annual report on a timely basis will depend upon our timely completion of these tasks. A late annual report could have material adverse effects on us, both legally and with respect to the opinions of the participants in the securities market.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, have required most public companies, including us, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. As of December 31, 2005, we had incurred approximately $659,000 in connection with these efforts. Although we are uncertain about the total costs we will ultimately incur, we know they will at least be substantial. These costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. These new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and Nasdaq. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. We intend to invest the necessary resources to comply with evolving laws, regulations and standards. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we will be required to incur additional expenses.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our recent acquisition of Memtech SSD, Corporation and any potential future acquisitions also involve numerous risks, including, among others:

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

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of an acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. For example, in June 2004 we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. We were unable to successfully bring the Xiran Division products to market after funding its operations for over two years. In connection with the discontinued operation, we recorded a non-cash charge of approximately $3.0 million in the second quarter of 2004.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 63.4% of our outstanding common stock at December 31, 2005 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Infineon Technology and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

The Flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, may transition to emerging Flash memory formats, such as the xD Picture Card format, which we do not currently manufacture and do not have rights to manufacture. This will likely result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash, Secure Digital, Mini-SD and MultiMedia cards. If we decide to manufacture Flash products utilizing emerging formats, we will be required to secure licensing arrangements to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply all Flash card formats at competitive prices or if we were to have product shortages, our revenues could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

The execution of our growth strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mike Moshayedi, our President, and Mark Moshayedi, our Chief Operating Officer, Chief Technical Officer and Secretary. In addition, as a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. We may be at a disadvantage in our ability to maintain and recruit qualified employees since many of the companies that compete with us for the same pool of qualified employees continue to offer stock options as part of their compensation package. We have experienced difficulties maintaining and attracting qualified employees as a result of our reduction in the use of stock options and we expect this difficulty to continue in the future unless we are able to develop other forms of incentive compensation to replace stock options. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 12.9%, 18.2% and 18.8% of our revenues in 2005, 2004 and 2003, respectively. Except for Europe, which accounted for 10.3% of our revenues in 2003, no other foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in 2005, 2004 or 2003. For 2005, 2004 and 2003, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Disruption of our operations in our Santa Ana, California, manufacturing facilities would substantially harm our business.

Substantially all of our manufacturing operations is located in our facilities in Santa Ana, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

Our ability to use our tax credit carryforwards may be substantially limited, which could harm our financial condition.

In recent years, we have generated state tax credits, which we are not fully able to utilize at this time. The availability of some of these state tax credit carryforwards is subject to certain limitations. We had the following state credits as of December 31, 2005: research and development credit carryforwards of approximately $2.4 million, which carryforward indefinitely and enterprise zone credit carryforwards of approximately $1.9 million, which carryforward indefinitely. We periodically review our ability to use our tax credit carryforwards. Based on this periodic review, we may determine that the amount of tax credit carryforwards that can be utilized to offset future tax liabilities should be limited. Since a potential limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time, but if our ability to use tax credit carryforwards were substantially limited, it could harm our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serve as our corporate headquarters. In addition to our executive offices, these facilities also contain substantially all of our manufacturing, engineering, research and development and testing operations. We lease the 24,500 square foot facility from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech. The base rent was approximately $17,000 per month through July 31, 2005. Effective August 1, 2005, the base rent was adjusted to approximately $18,000 per month as a result of an appraisal of the current market value performed as required by the lease. This lease expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

We also lease the 48,600 square foot facility from MDC Land LLC. The base rent was approximately $33,000 per month through July 31, 2005. Effective August 1, 2005, the base rent was adjusted to approximately $32,000 per month as a result of an appraisal of the current market value as required by the lease. This lease also expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

We also lease a number of small facilities in both foreign and domestic locations for our additional sales, research and development and engineering staff and for storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional spaces will be available in the future on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “STEC.” The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for our common stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Price range of Common Stock
	High	Low
Year Ended December 31, 2005:
First Quarter	$4.87	$3.70
Second Quarter	$4.16	$3.27
Third Quarter	$5.02	$3.70
Fourth Quarter	$5.22	$3.42

Year Ended December 31, 2004:
First Quarter	$6.99	$4.22
Second Quarter	$5.90	$3.22
Third Quarter	$4.18	$2.76
Fourth Quarter	$5.51	$3.56

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq National Market on December 30, 2005, the last trading day in 2005, and March 1, 2006. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 30, 2005	$3.77
March 1, 2006	$4.14

Holders

As of March 1, 2006, there were 55 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2005. In June 2004 our board of directors authorized a share repurchase program enabling us to repurchase up to $15 million of our common stock over an 18-month period expiring on December 16, 2005. During the term of the share repurchase program, we repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in 2005 and 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. The share repurchase plan expired on December 16, 2005. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. The consolidated statement of operations data for each of the three years in the period ended December 31, 2005 and the consolidated balance sheet data at December 31, 2005 and 2004 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 were derived from our audited consolidated financial statements and are not included in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$261,988	$275,432	$211,806	$176,531	$164,241
Cost of revenues	212,887	228,269	175,927	143,582	127,832

Gross profit	49,101	47,163	35,879	32,949	36,409

Sales and marketing	24,179	19,875	18,787	17,527	18,078
General and administrative	12,705	10,106	10,077	10,328	11,262
Research and development	6,560	4,295	2,445	2,762	4,297

Total operating expenses	43,444	34,276	31,309	30,617	33,637

Operating income	5,657	12,887	4,570	2,332	2,772
Interest income, net	1,629	1,052	557	778	1,395

Income from continuing operations before provision for income taxes	7,286	13,939	5,127	3,110	4,167
Provision (benefit) for income taxes	1,713	5,158	1,645	(188)	1,655

Income from continuing operations	$5,573	$8,781	$3,482	$3,298	$2,512

Loss from discontinued operations before benefit for income taxes	—	(7,115)	$(8,728)	$(8,196)	—
Benefit for income taxes	—	(3,023)	$(3,598)	$(3,507)	—

Loss from discontinued operations	—	$(4,092)	$(5,130)	$(4,689)	—

Net income (loss)	$5,573	$4,689	$(1,648)	$(1,391)	$2,512

Net income (loss) per share:
Basic:
Continuing operations	$0.12	$0.18	$0.09	$0.08	$0.07
Discontinued operations	—	$(0.08)	$(0.13)	$(0.12)	—

Total	$0.12	$0.10	$(0.04)	$(0.04)	$0.07

Diluted:
Continuing operations	$0.12	$0.17	$0.08	$0.08	$0.06
Discontinued operations	—	$(0.08)	$(0.12)	$(0.11)	—

Total	$0.12	$0.09	$(0.04)	$(0.03)	$0.06

Shares used in computation of net income (loss) per share:
Basic	45,243,141	47,707,365	40,408,610	38,515,825	38,126,687
Diluted	46,624,517	49,563,208	42,559,586	40,336,008	39,435,505

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60,006	$73,346	$30,769	$24,442	$51,831
Marketable securities	—	9,972	45,625	19,530	—
Working capital	114,534	121,564	114,112	60,681	64,733
Total assets	155,141	153,409	153,669	94,240	89,114
Long-term portion of debt and capital lease obligations	—	—	—	—	384
Total shareholders’ equity	127,382	131,428	128,324	73,902	74,045

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

Overview

SimpleTech, Inc. designs, develops, manufactures and markets custom and open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, we specialize in developing high-density DRAM memory modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments.

We sell our products through our Consumer and OEM Divisions. Our Consumer Division sells our products through a variety of distribution channels, including VARs, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our Zeus product line, for industrial applications;

•	Targeting new customers for our value-add OEM DRAM memory solutions;

•	Increasing retail sales of our storage product line; and

•	Expanding our international OEM business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications and invested significantly in industrial-grade controller technology. OEM Flash product revenue increased 12% from $20.1 million in 2003 to $22.6 million in 2004, and increased 66% from 2004 to $37.6 million in 2005. We expect our continued investments in OEM Flash controller development to result in continued revenue growth from our OEM Flash product line in 2006 and beyond. OEM Flash product gross margins are typically significantly higher than our Consumer Flash product gross margins and were our highest gross margin product line in 2005.

We offer monolithic DRAM memory modules and DRAM memory modules based on our stacking technology. Prior to 2005, a substantial portion of our OEM DRAM business had been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules. During 2005, we faced transitional challenges as some of our OEM DRAM customers transitioned from modules based on PC 2100 to PC 2700 and from DDR I to DDR II technologies. Our OEM monolithic and stacked DRAM memory module revenue decreased from $107.7 million in 2004 to $90.0 million in 2005. We plan to introduce DRAM components utilizing our next generation Postage Stamp stacking technology, based on the latest generation BGA components, in the first half of 2006. We expect our OEM stacked DRAM memory module business to remain difficult to project for the next several quarters as our customers continue to qualify the latest generation modules.

In the past year, we have invested significantly in the design, development and launch of our SimpleShare product line of network attached storage, or NAS, external drives. During 2005, we initiated external drive launches into numerous major U.S. retailers and external storage drive revenue increased 32% from $10.9 million in 2003 to $14.4 million in 2004, and increased 144% from 2004 to $35.2 million in 2005. We expect to continue to grow our external storage drive business in 2006.

During 2005, we opened a logistics and purchasing office in Hong Kong and a research and development office in Taiwan. As part of our continuing effort to expand our international OEM business, we plan to open an OEM sales office in Japan in 2006.

We do not expect continued pursuit of these growth initiatives to have a material impact on our quarterly general and administrative expenses in 2006 compared to our recent quarterly run rates. However, if revenues increase due to the execution of these initiatives, we expect related increases in sales and marketing expenses.

During 2005, we also expanded our OEM Flash business through our acquisition on July 13, 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications.

On December 19, 2005, our board of directors terminated our Employee Stock Purchase Plan, or ESPP, and approved the acceleration of the vesting of all then current unvested stock options awarded under our 2000 Stock Incentive Plan, including options held by our consultants, employees, officers and directors. As a result of this action, stock options to purchase approximately 5.6 million shares of common stock became exercisable effective December 19, 2005, representing approximately 56% of our total current outstanding stock options as of such date. All other terms and conditions applicable to such stock options, including the exercise prices, remain unchanged. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in our future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” on January 1, 2006. We had no unvested stock options at December 31, 2005. It is anticipated that the accelerated vesting of these stock options will eliminate potential pre-tax compensation expense recognition in future periods beginning January 1, 2006 of approximately $9.4 million, of which approximately $3.8 million would have been incurred during the year ending December 31, 2006. Based upon the December 19, 2005 closing price of our common stock on the Nasdaq National Market of $3.79 per share, our historical employee turnover rates and estimate of future employee separation, this action resulted in a non-cash stock compensation expense of $374,000 in the fourth quarter of 2005. As a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. Note 2 to our consolidated financial statements provides our pro forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the years ended December 31, 2005, 2004 and 2003.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer and OEM Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 65.9%, 68.4% and 51.9% of our total revenues in 2005, 2004 and 2003, respectively. Smart Modular, Micron Semiconductor and CDW accounted for 18.4%, 15.0% and 15.0%, respectively, of our total revenues in 2005. Smart Modular, Micron Semiconductor and CDW accounted for 13.7%, 21.3% and 17.9%, respectively, of our total revenues in 2004. CDW accounted for an aggregate of 19.2% of our total revenues in 2003. Other than Smart Modular, Mircon Semiconductor and CDW, no other customer accounted for more than 10.0% of our total revenues in 2005, 2004 or 2003. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for 12.9%, 18.2% and 18.8% of our total revenues in 2005, 2004 and 2003, respectively. In 2003, Europe accounted for 10.3%, of our total revenues. No other foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2005, 2004 and 2003. For 2005, 2004 and 2003, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

Discontinued Operations of Xiran Division

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In 2004, the discontinued Xiran Division recorded a $7.1 million operating loss before benefit for income taxes. In addition, we took a pre-tax charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expired on June 30, 2005, was approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net income in 2005. Our consolidated financial statements have been reclassified to reflect the Xiran Division as a discontinued operation for all prior periods presented.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. In June 2004, we discontinued the operation of our Xiran Division. The table below does not include the revenues and operating expenses of our Xiran division, which is presented as discontinued operations.

	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.3	82.9	83.1

Gross profit	18.7	17.1	16.9
Operating expenses
Sales and marketing	9.2	7.2	8.9
General and administrative	4.8	3.7	4.8
Research and development	2.5	1.5	1.1

Total operating expenses	16.5	12.4	14.8

Operating income	2.2	4.7	2.1
Interest income	0.6	0.4	0.3

Income before provision for income taxes	2.8	5.1	2.4

Comparison of the years ended December 31, 2005 and 2004

Net Revenues. Our revenues decreased 4.9% from $275.4 million in 2004 to $262.0 million in 2005. Sales of memory products accounted for 86.3% of our revenues in 2005, compared to 94.3% of our revenues in 2004. The decrease in revenues from 2004 to 2005 was due primarily to a 27% decrease in our average sales price from $79 in 2004 to $58 in 2005, partially offset by a 29% increase in units shipped from 3.5 million units in 2004 to 4.5 million units in 2005. The decrease in average sales price resulted primarily from a shift in product mix toward lower capacity products. The increase in unit volume resulted primarily from unit volume increases of 93% for external storage products, 59% for Flash products and 1% for standard memory products, partially offset by a unit volume decrease of 21% for IC Tower stacking products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average sales price and gross margin.

Our OEM Division revenues decreased 2.6% from $131.7 million in 2004 to $128.3 million in 2005. The decrease in OEM Division revenues was due primarily to a 43% decrease in average sales price from $143 in 2004 to $82 in 2005, partially offset by a 74% increase in OEM Division units shipped from 918,000 units in 2004 to 1.6 million units in 2005. The decrease in OEM Division average sales price resulted primarily from a shift in product mix from higher capacity, higher average sales price products, such as our stacking products which declined in units shipped by 22% from 2004 to 2005, toward lower capacity, lower average sales price products, such as our Flash products which increased in units shipped by 203% from 2004 to 2005.

Consumer Division revenues decreased 7.0% from $143.7 million in 2004 to $133.7 million in 2005. The decrease in Consumer Division revenues was due primarily to a 20% decrease in average sales price from $56 in 2004 to $45 in 2005, partially offset by a 20% increase in units shipped from 2.5 million units in 2004 to 3.0 million units in 2005. Consumer Division Flash products accounted for approximately 74% of the 405,000 increase in units shipped from 2004 to 2005. The decrease in average sales price resulted primarily from this shift in product mix toward Consumer Division Flash products, which is our lowest capacity, lowest average sales price Consumer Division product line.

Our combined backlog was $13.3 million as of December 31, 2005, compared to $8.1 million as of December 31, 2004. Our OEM Division backlog was $9.4 million as of December 31, 2005, compared to $6.0 million as of December 31, 2004. Our Consumer Division backlog was $3.9 million as of December 31, 2005, compared to $2.1 million as of December 31, 2004. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

Gross Profit. Our gross profit increased 4.0% from $47.2 million in 2004 to $49.1 million in 2005. Gross profit as a percentage of revenues increased from 17.1% in 2004 to 18.7% in 2005 due primarily to a shift in product mix toward higher margin OEM Division product lines. Gross profit as a percentage of revenues for our OEM Division increased from 19.4% in 2004 to 24.2% in 2005 due primarily to a significant shift in product mix toward our Flash product line, which is our highest margin OEM Division product line. OEM Division Flash units shipped increased 203% from 308,000 units in 2004 to 933,000 units in 2005. Gross profit as a percentage of revenues for our Consumer Division decreased from 15.0% in 2004 to 13.5% in 2005 due primarily to a shift in product mix toward our Flash product line, which is our lowest margin Consumer Division product line. Consumer Division Flash units shipped increased 23% from 1.3 million units in 2004 to 1.6 million units in 2005. As a result of our OEM Division selling a larger percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products, gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased from $19.9 million in 2004 to $24.2 million in 2005. Sales and marketing expenses as a percentage of revenues increased from 7.2% in 2004 to 9.2% in 2005. Sales and marketing expenses increased due primarily to increased personnel to support our expanding retail external storage and OEM Flash business units. Sales and marketing headcount increased from 106 employees at December 31, 2004 to 136 employees at December 31, 2005. Sales and marketing payroll and related benefits increased by approximately $3.0 million from 2004 to 2005.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $10.1 million in 2004 to $12.7 million in 2005. General and administrative expenses as a percentage of revenues increased from 3.7% in 2004 to 4.8% in 2005 due primarily to increases in payroll of $718,000, accounting and audit costs, including Sarbanes-Oxley implementation costs, of $384,000 and other administrative expenses including legal fees, amortization expense, insurance, corporate tax planning and office supplies, of $734,000.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased from $4.3 million in 2004 to $6.6 million in 2005. Research and development expenses as a percentage of revenues increased from 1.5% in 2004 to 2.5% in 2005. Research and development expenses increased from 2004 to 2005 due primarily to our increased investment in the development of industrial grade Flash controllers and expansion of our NAS external storage drive product line.

Interest Income. Interest income is comprised primarily of interest income from our cash, cash equivalents and marketable securities. Interest income was $1.1 million in 2004 compared to $1.6 million in 2005. Interest income increased from 2004 to 2005 due primarily to higher interest rates.

Provision for income taxes. Provision for income taxes was $1.7 million in 2005. Provision for income taxes from continuing operations was $5.2 million in 2004. Provision for income taxes as a percentage of income before provision for income taxes was 37.0% in 2004 compared to 24.0% in 2005. Provision for income taxes as a percentage of income before provision for income taxes was abnormally low in 2005 due primarily to the completion of a state income tax audit in which the final liability was less than we had previously anticipated and accrued. In addition, we received increased research and development income tax credits as a result of higher research and development spending in 2005 compared to 2004.

Income from continuing operations. Income from continuing operations was $8.8 million in 2004 and $5.6 million in 2005.

Discontinued Operations. In June 2004, we discontinued the operation of our Xiran Division. No revenues or operating expenses were recorded in the second half of 2004 related to our discontinued Xiran Division. The operating expense figures above do not include operating expenses related to our discontinued Xiran Division during all of 2005 and the first half of 2004.

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

Our OEM Division revenues increased 125.5% from $58.4 million in 2003 to $131.7 million in 2004. The increase in OEM Division revenues was due primarily to a 113% increase in average sales price from $67 in 2003 to $143 in 2004, and a 6% increase in OEM Division unit volume. Our OEM Division revenues growth was driven primarily by a significant increase in sales of our higher average selling price IC Tower stacking products. Consumer Division revenues decreased 6.3% from $153.4 million in 2003 to $143.7 million in 2004. The decrease in Consumer Division revenues was due primarily to a 18% decrease in unit volume, partially offset by a 14% increase in average sales price from $49 in 2003 to $56 in 2004. The decrease in unit volume was due primarily to a decrease in the sale of Flash products through the retail channel.

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

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $10.1 million in each of 2004 and 2003. General and administrative expenses as a percentage of revenues decreased from 4.8% in 2003 to 3.7% in 2004 due primarily to leveraging certain fixed general and administrative costs against a larger revenue base.

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

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of December 31, 2005, we had working capital of $114.5 million, including $60.0 million of cash and cash equivalents, compared to working capital of $121.6 million, including $73.3 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2004, and compared to working capital of $114.1 million, including $30.8 million of cash and cash equivalents and $45.6 million in marketable securities as of December 31, 2003. Current assets were 5.1 times current liabilities at the end of 2005, compared to 6.5 times current liabilities at the end of 2004 and 5.5 times current liabilities at the end of 2003.

Cash Provided and Used in Operating Activities in 2005, 2004 and 2003

Net cash used in operating activities was $6.4 million in 2005 resulting primarily from an increase in net inventory of $17.5 million, partially offset by net income of $5.6, an increase in accounts payable of $3.9 and non-cash depreciation of $3.0 million. Net inventory increased due primarily to longer manufacturing cycles for certain products built in Asia in 2005 that were previously built domestically and longer sales cycles for certain customers due to the conversion of inventory arrangements to consignment programs during 2005.

Net cash provided by operating activities was $10.1 million in 2004 resulting primarily from a decrease in net inventory of $6.1 million, net income of $4.7 million, non-cash depreciation and amortization of $3.3 million and loss on disposal of a segment of $3.0 million, partially offset by an increase in net accounts receivable of $4.0 million and a decrease in accounts payable of $3.8 million.

Net cash used in operating activities was $20.0 million in 2003 and resulted primarily from an increase in net accounts receivable of $14.0 million and an increase in net inventory of $12.6 million, partially offset by an increase in accounts payable of $4.0 million and non-cash depreciation and amortization of $3.5 million.

Cash Provided and Used in Investing Activities in 2005, 2004 and 2003

Net cash provided by investing activities was $3.5 million in 2005 resulting primarily from a $10.0 million decrease in investments in marketable securities, partially offset by purchases of furniture, fixtures and equipment of $5.0 million and an acquisition of a business of $1.6 million.

Net cash provided by investing activities was $34.4 million in 2004 resulting primarily from a decrease in investments in marketable securities of $35.7 million, partially offset by purchases of furniture, fixtures and equipment of $1.5 million.

Net cash used in investing activities of $28.2 million in 2003 resulted primarily from $26.1 million of investments in marketable securities.

Cash Provided and Used Financing Activities in 2005, 2004 and 2003

Although we had no material capital expense commitments as of December 31, 2005, we expect to spend between approximately $2.0 million to $5.0 million during the next 24 months, primarily for manufacturing, testing and engineering equipment.

Net cash used in financing activities was $10.4 million in 2005 resulting primarily from a $11.8 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $1.4 million related to our employee stock purchase plan and stock option exercises.

Net cash used in financing activities was $1.9 million in 2004 resulting primarily from a $3.1 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $1.2 million related to our employee stock purchase plan and stock option exercises.

Net cash provided by financing activities was $54.5 million in 2003 and was attributable primarily to $53.3 million in proceeds related to the issuance of common stock in our follow-on public offering in the fourth quarter of 2003 and $1.3 million in proceeds related to the issuance of stock related to our employee stock purchase plan and stock option exercises.

In June 2004, our board of directors authorized the purchase of up to $15 million of our outstanding common stock from time to time over the next 18 months. We repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in 2005, and 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. The share repurchase plan expired on December 16, 2005. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at December 31, 2005. We do not have off-balance sheet financing arrangements as of December 31, 2005.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,147,000	$1,111,000	$1,789,000	$1,298,000	$3,949,000
Non-cancelable capital equipment purchase commitments	$431,000	$431,000	$—	$—	$—
Non-cancelable inventory purchase commitments	$18,027,000	$18,027,000	$—	$—	$—
Other non-cancelable purchase commitments	$897,000	$897,000	$—	$—	$—
Total	$27,502,000	$20,466,000	$1,789,000	$1,298,000	$3,949,000

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three years ended December 31, 2005, 2004 and 2003.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs”, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123(R). We adopted SFAS 123(R) on January 1, 2006, which requires our compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The adoption of this new tax provision has not had a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The adoption of this new tax provision has not had a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

•	Reserves for inventory excess, obsolescence and lower of market values over costs. We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and result in finished goods with above market carrying costs which may cause losses on sales to customers. We regularly monitor potential excess, or obsolete, inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

•	Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly and all past due balances over 90 days are reviewed for collectibility. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us. By monitoring our inventory levels with our customers, we estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Sales and marketing incentives amounted to $9.1 million for 2005, $7.4 million for 2004 and $8.4 million for 2003, of which $8.6 million, $5.2 million and $4.9 million, respectively, were offset against revenues, and $486,000, $2.2 million and $3.5 million, respectively, were charged as an operating expense.

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

At December 31, 2005, our cash and cash equivalents were $60.0 million invested in money market and other interest bearing accounts. At December 31, 2005, we had no investments in marketable securities.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $600,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of December 31, 2005 were as follows:

	Expected Maturity Date
	2005	Thereafter	Total	Fair Value 12/31/2005
Investments
Cash and cash equivalents:
Money Market Funds	$60,006,000	$0	$60,006,000	$60,006,000
Weighted average interest rate	3.37%		3.37%	3.37%

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

The supplementary data required by this item is included in Note 14 to SimpleTech, Inc.’s consolidated financial statements.

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

(b) Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2005, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in “Proposal No. 1: Elections of Directors” “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” section of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders (1)	10,452,888	$4.25	1,495,941	(2)
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	10,452,888		1,495,941

(1)	Consists of the 2000 Stock Incentive Plan. Does not include information concerning our Employee Stock Purchase Plan, which was terminated by our board of directors on December 19, 2005.
(2)	Consists of shares available for future issuance under the 2000 Stock Incentive Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will any such annual increase exceed 2,500,000 shares of common stock.

The other information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” sections of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm” section of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-23
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

3. Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

(b) Exhibits

The following exhibits are filed (or furnished) herewith or incorporated herein by reference to the location indicated.

Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.

4.2	Specimen Stock Certificate	Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended and restated)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-124387) of the registrant, filed April 28, 2005.

10.4	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.5†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)	Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

10.6	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.7	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 6, 2000.

10.8	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.9	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.10†	Description of Compensatory Arrangements for 2005 Applicable to Named Executive Officers	Exhibit 10.12 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2004, filed March 16, 2005.

10.11†	Summary of Non-Employee Director Compensation Arrangements	Exhibit 99.1 to the Current Report on Form 8-K filed October 20, 2005.

21.1	List of Subsidiaries of SimpleTech, Inc.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.

(c) Financial Statement Schedule:

The financial statement schedule for SimpleTech, Inc. is set forth in (a)(2) of Item 15 above.

SIMPLETECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

SimpleTech, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SimpleTech, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 29, 2006

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash and cash equivalents	$60,006	$73,346
Marketable securities, held to maturity	—	9,972
Accounts receivable, net of allowances of $878 at December 31, 2005 and $993 at December 31, 2004	38,630	37,047
Inventory, net	37,108	19,002
Deferred income taxes	1,410	1,515
Other current assets	5,139	2,663

Total current assets	142,293	143,545
Furniture, fixtures and equipment, net	8,231	6,146
Intangible assets	1,036	373
Goodwill	733	—
Other long-term assets	333	—
Deferred income taxes	2,515	3,345

Total assets	$155,141	$153,409

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$20,564	$16,553
Accrued and other liabilities (Note 5)	7,195	5,428

Total liabilities	27,759	21,981

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,043,568 shares issued and outstanding as of December 31, 2005 and 47,450,722 shares issued and outstanding as of December 31, 2004	45	47
Additional paid-in capital	111,576	121,193
Retained earnings	15,761	10,188

Total shareholders’ equity	127,382	131,428

Total liabilities and shareholders’ equity	$155,141	$153,409

The accompanying notes are an integral part of these consolidated financial statements

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net revenues	$261,988	$275,432	$211,806
Cost of revenues	212,887	228,269	175,927

Gross profit	49,101	47,163	35,879

Sales and marketing	24,179	19,875	18,787
General and administrative	12,705	10,106	10,077
Research and development	6,560	4,295	2,445

Total operating expenses	43,444	34,276	31,309
Operating income	5,657	12,887	4,570
Interest income	1,629	1,052	557

Income from continuing operations before provision for income taxes	7,286	13,939	5,127
Provision for income taxes	1,713	5,158	1,645

Income from continuing operations	5,573	8,781	3,482
Loss from discontinued operations before benefit for income taxes	—	(7,115)	(8,728)
Benefit for income taxes	—	(3,023)	(3,598)

Loss from discontinued operations	—	(4,092)	(5,130)

Net income (loss)	$5,573	$4,689	($1,648)

Net income (loss) per share:
Basic:
Continuing operations	$0.12	$0.18	$0.09
Discontinued operations	—	0.08	(0.13)

Total	$0.12	$0.10	($0.04)

Diluted:
Continuing operations	$0.12	$0.17	$0.08
Discontinued operations	—	(0.08)	(0.12)

Total	$0.12	$0.09	($0.04)

Shares used in per share computation:
Basic	45,243,141	47,707,365	40,408,610

Diluted	46,624,517	49,563,208	42,559,586

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2002	38,725,800	$39	$66,716	$7,147	$73,902
Net loss				(1,648)	(1,648)
Issuance of common shares under stock offering	8,100,000	8	53,122		53,130
Exercise of stock options	854,792	1	1,303		1,304
Issuance of common shares under employee stock purchase plan	95,665		203		203
Tax benefits from exercise of stock options			1,433		1,433

Balances, December 31, 2003	47,776,257	48	122,777	5,499	128,324
Net income				4,689	4,689
Repurchase of common shares	(841,509)	(1)	(3,098)		(3,099)
Exercise of stock options	419,964		963		963
Issuance of common shares under employee stock purchase plan	96,010		218		218
Tax benefits from exercise of stock options			333		333

Balances, December 31, 2004	47,450,722	47	121,193	10,188	131,428
Net income				5,573	5,573
Repurchase of common shares	(3,045,886)	(3)	(11,824)		(11,827)
Exercise of stock options	551,956	1	1,178		1,179
Issuance of common shares under employee stock purchase plan	86,776		238		238
Acceleration of stock option vesting			374		374
Tax benefits from exercise of stock options			417		417

Balances, December 31, 2005	45,043,568	$45	$111,576	$15,761	$127,382

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,573	$4,689	($1,648)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,022	3,250	3,542
(Gain) loss on sale of furniture, fixtures and equipment	75	(27)	(50)
Restructuring and impairment charges		50	(141)
Loss on disposal of segment		2,979	—
Accounts receivable provisions	998	1,156	2,164
Inventory excess and obsolescence expense	1,361	1,142	367
Deferred income taxes	593	804	(3,258)
Compensation related to stock options vesting	374	—	—
Tax benefit from exercise of stock options	417	333	1,433
Change in operating assets and liabilities:
Accounts receivable	(2,098)	(5,177)	(16,181)
Inventory	(18,851)	4,961	(12,930)
Other assets	(2,791)	(490)	1,623
Accounts payable	3,876	(3,776)	4,007
Accrued and other liabilities	1,055	218	1,113

Net cash provided (used in) by operating activities	(6,396)	10,112	(19,959)

Cash flows from investing activities:
Marketable securities	9,972	35,653	(26,095)
Purchase of intangible assets	—	(400)	—
Purchase of furniture, fixtures and equipment	(4,989)	(1,465)	(2,329)
Proceeds from sale of furniture, fixtures and equipment	43	595	186
Acquisition of business	(1,561)	—	—

Net cash provided by (used in) investing activities	3,465	34,383	(28,238)

Cash flows from financing activities:
Payments on capital lease obligations	—	—	(113)
Proceeds from exercise of stock options	1,178	1,215	1,304
Stock buyback	(11,827)	(3,099)	—
Proceeds from issuance of common stock	238	(34)	53,333

Net cash (used in) provided by financing activities	(10,411)	(1,918)	54,524

Net increase (decrease) in cash	(13,342)	42,577	6,327
Cash and cash equivalents at beginning of period	73,346	30,769	24,442

Cash and cash equivalents at end of period	$60,004	$73,346	$30,769

Supplemental disclosure of cash flow information:
Cash paid during the year:

Income taxes	$1,214	$890	$6

The accompanying notes are an integral part of these consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization:

SimpleTech, Inc. (the “Company”) was originally incorporated in California in March 1990 as Simple Technology, Inc. and renamed SimpleTech, Inc. in May 2001. SimpleTech designs, develops, manufactures and markets custom and open-standard memory solutions based on Flash memory and dynamic random access memory, or DRAM, technologies an external storage solutions. Headquartered in Santa Ana, California, the Company specializes in developing high-density DRAM memory modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments. These products are used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and Original Equipment Manufacturer, or OEM, applications. The Company offers its products through its OEM Division and Consumer Division.

2. Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of SimpleTech, Inc. and its subsidiaries in California, the Cayman Islands, Hong Kong, the Netherlands, and Scotland (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. As disclosed in Note 6, we have presented the Xiran division as a discontinued operation.

Cash and Cash Equivalents:

Cash and cash equivalents consist primarily of cash in banks and money market funds. All highly liquid investments with an original maturity date of three months or less when acquired are considered to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

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

Following are the changes in the account receivable allowance for doubtful accounts, sales returns, price protection and other deductions, during the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	Balance at Beginning of year	Additions	Write-offs net of recoveries	Balance at end of year
December 31, 2005	$993	$998	($1,113)	$878

December 31, 2004	$1,129	$1,155	($1,291)	$993

December 31, 2003	$782	$2,164	($1,817)	$1,129

Inventory:

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company purchases raw materials in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit the Company’s ability to effectively utilize all of the raw materials purchased and result in finished goods with above market carrying costs which may cause losses on sales to customers. The Company regularly monitors potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduces the carrying amount of its inventory to its market value.

Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method. The Company’s estimated useful lives of the assets, other than leasehold improvements, range from four to five years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

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

Revenue Recognition:

Revenue is recognized in accordance with the guidelines in Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectibility is reasonably assured and (4) products have been shipped and the customer has taken ownership and assumed risk of loss. For customers with unlimited rights of return, revenue is recognized when units are sold through. A substantial portion of the Company’s product sales are on FOB shipping point terms where product title passes to our customer at the time it is shipped from the Company’s warehouse. Products sales on FOB destination terms are not recognized until delivered to the customer. A substantial portion of the Company’s sales through its Consumer Division includes limited rights to return unsold inventory. In addition, some customers have limited price protection rights for inventories of the Company’s products held by them. If the Company reduces the list price of their products, these customers may be entitled to receive credits from the Company. The Company provides for estimated future returns, limited price protection arrangements and the estimated costs of warranty at the time of sale based on historical experience. If the historical data and inventory estimates used to calculate these provisions do not properly reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted.

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2005, 2004 and 2003, shipping and handling costs were approximately $2,400,000, $2,171,000 and $2,300,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2005, 2004 and 2003, shipping and handling costs billed to customers were $313,000, $317,000 and $408,000, respectively.

Sales and marketing incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” For the years ended December 31, 2005, 2004 and 2003, sales and marketing incentives amounted to $9,115,000, $7,438,000 and $8,427,000, of which $8,629,000, $5,256,000 and $4,932,000, respectively, were offset against revenues, and $486,000, $2,182,000 and $3,495,000, respectively, were charged as an operating expense.

Consideration generally given by the Company to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if the Company receives an identifiable benefit in return for the consideration given to its customer that is sufficiently separable from the Company’s sales to that customer, such that the Company could have paid an independent company to receive that benefit; and the Company can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. The Company estimates the fair value of the benefits it receives by tracking the advertising done by its customers on the Company’s behalf and calculating the value of that advertising using a comparable rate for similar publications.

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2005, 2004, and 2003, advertising costs were approximately $222,000, $1,600,000 and $2,114,000, respectively.

Research and Development:

Research and development costs, which primarily relate to payroll-related costs, product design consulting fees and rent expense for office space, are expensed as incurred.

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

Stock-Based Compensation:

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. During the fiscal years ended December 31, 2005, 2004 and 2003, the Company elected to continue to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock options. Under the provisions of APB No. 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant. Pro forma information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. The fair value method for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) became effective for the Company on January 1, 2006.

On December 19, 2005, the Company’s board of directors approved the termination of its Employee Stock Purchase Plan (“ESPP”) and the acceleration of the vesting of all then current unvested stock options awarded under its 2000 Stock Incentive Plan, including stock options held by its employees, officers, directors and consultants. As a result of this action, stock options to purchase approximately 5.6 million shares of common stock became exercisable effective December 19, 2005, representing approximately 56% of the Company’s total current outstanding stock options as of such date. All other terms and conditions applicable to such stock options, including the exercise prices, remain unchanged. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in the Company’s future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon the Company’s adoption of SFAS 123(R). The Company had no unvested stock options at December 31, 2005.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The table below sets forth the Company’s pro forma information for the years ended December 31, 2005, 2004 and 2003, assuming the Company had determined compensation cost for awards under stock option plans and the ESPP based on the fair value at the grant date. This calculation is consistent with the provisions of SFAS 123, as amended by SFAS 148. The pro forma information in the table below also reflects for the year ended December 31, 2005 approximately $374,000 of compensation expense, the effect of the Company’s acceleration of all unvested stock options in December 2005:

	Year Ended December 31,
	2005	2004	2003
Net Income, as reported	$5,573,000	$4,689,000	$(1,648,000)
Add: Stock-based employee compensation expense, net of related tax effects	286,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,169,000)	(4,302,000)	(3,444,000)

Pro forma net income (loss)	$(8,310,000)	$387,000	$(5,092,000)

Net income per share:
Basic – as reported	$0.12	$0.10	$(0.04)
Basic – pro forma	$(0.18)	$0.01	$(0.13)
Diluted – as reported	$0.12	$0.10	$(0.04)
Diluted – pro forma	$(0.18)	$0.01	$(0.13)
Weighted average shares outstanding:
Basic	45,243,141	47,707,365	40,408,610

Diluted	45,243,141	48,366,698	40,408,610

For purposes of computing the pro forma amounts, the fair value of stock-based compensation was estimated using the Black Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Weighted-average expected life (years)	5.8	5.0	5.0
Annual dividend per share	none	none	none
Risk-free interest rate	3.63% to 4.45%	2.86% to 3.96%	2.14% to 3.50%
Expected volatility	85%	63%	63%

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with the provisions of SFAS 123 and related interpretations. Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15, and 25” (FIN 28). Under SFAS 123 and FIN 28, the Company records compensation expense based on the then-current fair values of the stock options at each financial date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value.

Per Share Information:

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities.

For the year ended December 31, 2005, 2004 and 2003, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,381,376, 1,855,843 and 2,150,976, respectively.

The Company repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in 2005, and 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. The repurchase plan approved by the Company’s board of directors in June 2004 expired on December 16, 2005. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by the Company in the future.

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable.

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Twelve months ended December 31,
	2005		2004
	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	11%	18%	15%	14%
Customer B	11%	15%	13%	21%
Customer C	*	15%	11%	18%
Customer D	11%	*	*	*
Customer E	10%	*	*	*

Total	43%	48%	39%	53%

*	Less than 10%

No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2005 and 2004, or for each of the three years in the period ended December 31, 2005. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2005 and 2004, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

The manufacturing operations of the Company are concentrated in facilities located in Santa Ana, California. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations.

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

Comprehensive Income:

SFAS 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in shareholders’ equity. The Company did not have any material items of other comprehensive income or loss other than net income (loss) in the years ended December 31, 2005, 2004 and 2003.

New Accounting Pronouncements:

In November 2004, the FASB issued SFAS 151, “Inventory Costs”, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123(R). The Company adopted SFAS 123(R) on January 1, 2006, which requires its compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The adoption of this new tax provision has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The adoption of this new tax provision has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption of SFAS 154 will have a material impact on its consolidated financial position, results of operations or cash flows.

3. Inventory:

Inventory consists of the following:

	December 31,
	2005	2004
Raw materials	$22,994,000	$12,316,000
Work-in-progress	1,132,000	1,541,000
Finished goods	14,938,000	6,485,000

	39,064,000	20,342,000
Valuation allowances	(1,956,000)	(1,340,000)

	$37,108,000	$19,002,000

4. Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment consist of the following:

	December 31,
	2005	2004
Furniture and fixtures	$339,000	$314,000
Equipment	28,361,000	24,561,000

	28,700,000	24,875,000
Accumulated depreciation and amortization	(20,469,000)	(18,729,000)

	$8,231,000	$6,146,000

For the years ended December 31, 2005, 2004 and 2003, the Company recorded fixed asset depreciation expense of approximately $2,785,000, $3,161,000 and $3,418,000, respectively.

5. Accrued Liabilities

Accrued Liabilities consisted of the following as of:

	December 31, 2005	December 31, 2004
Payroll costs	$3,423,000	$2,837,000
Marketing Program Costs	2,148,000	1,079,000
Other	1,624,000	1,512,000

Total	$7,195,000	$5,428,000

6. Discontinued Operations

In January 2002, the Company acquired substantially all the assets, including intellectual property, of Irvine Networks, LLC, a development stage enterprise, for $2.3 million in cash. The Company retained the engineering staff of Irvine Networks, LLC, which was subsequently renamed the Xiran Division. Approximately $1.6 million of the purchase price was attributed to IPR&D and was expensed at the date of acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative use. In addition, approximately $620,000 and $115,000 of the purchase price was allocated to intangible assets and fixed assets, respectively.

In June 2004, the Company discontinued the operation of its Xiran Division. The loss from discontinued operations in the first quarter of 2004 was $2.4 million. In the second quarter of 2004, in addition to the $1.7 million loss from operations of the discontinued Xiran Division, the Company took a charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by the Company, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expired on June 30, 2005, was approximately $22,000. In calculating the lease impairment charge, the Company reduced the total lease liability by the estimated fair market value of sublease rental income.

7. Intangible Assets

The following table presents detail of the Company’s Intangible assets, related accumulated amortization and goodwill:

	As of December 31, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$400,000	$107,000	$293,000	$400,000	$27,000	$373,000
Customer relationships (five years)	900,000	157,000	743,000	—	—	—

Total	$1,300,000	$264,000	$1,036,000	$400,000	$27,000	$373,000

Goodwill	$733,000	$0	$733,000	$0	$0	$0

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment analysis during each of the years ended December 31, 2005 and 2004, and determined that no adjustment to the carrying value of goodwill was required. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense for the years ended December 31, 2005, 2004 and 2003 of $237,000, $89,000 and $124,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2006, 2007, 2008 and 2009 is $245,000, $245,000, $245,000, and $218,000, respectively. Amortization is complete as of the end of 2010.

8. Acquisition

On July 13, 2005, the Company completed the acquisition of Memtech SSD, Corporation (“Memtech”), a provider of ultra-rugged and reliable solid state Flash drives, for approximately $2,050,000 in cash and $98,000 in transaction costs directly attributable to the acquisition. The acquisition expanded the Company’s presence in the solid-state Flash drive market.

The acquisition was accounted for as a purchase under SFAS 141, “Business Combinations.” The final allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in identifiable intangibles and goodwill as follows:

Cash	$587,000
Accounts receivable	483,000
Inventory	616,000
Other current assets	18,000
Accounts payable	(136,000)
Accrueds and other liabilities	(215,000)
Note payable	(496,000)

Fair value of tangible assets acquired	857,000
Intangible assets—Memtech customer list	900,000
Deferred income taxes	(342,000)
Goodwill	733,000

Consideration	$2,148,000

The intangible assets are amortized over five years.

9. Income Taxes:

The provision (benefit) for income taxes consists of the following:

	December 31,
	2005	2004	2003
Current
Federal	$1,234,000	$311,000	$1,187,000
State	(69,000)	919,000	242,000
Foreign	(45,000)	101,000	(124,000)

	1,120,000	1,331,000	1,305,000

Deferred
Federal	745,000	1,755,000	(2,563,000)
State	(152,000)	(951,000)	(695,000)

	593,000	804,000	(3,258,000)

Total provision (benefit) for income taxes	$1,713,000	$2,135,000	$(1,953,000)

The provision (benefit) from continuing operations for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	December 31,
	2005	2004	2003
Statutory regular federal income tax	35.0%	35.0%	35.0%
State taxes, including state tax credits net of federal benefit	(0.4)	3.1	2.5
Federal tax credits	(5.1)	(2.1)	(1.9)
Permanent differences	(2.9)	0.3	0.8
Other, including benefits related to the resolution of federal and state audits	(3.1)	0.7	(4.4)

	23.5%	37.0%	32.0%

The (benefit) provision for income taxes applicable to continuing operations and discontinued operations consists of the following:

	December 31,
	2005	2004	2003
Provision for income taxes from continuing operations:
Current	$1,120,000	$4,036,000	$1,309,000
Deferred	593,000	1,122,000	336,000

Total provision for income taxes from continuing operations	1,713,000	5,158,000	1,645,000

Benefit for income taxes from discontinued operations:
Current	—	(2,705,000)	—
Deferred	—	(318,000)	(3,598,000)

Total benefit for income taxes from discontinued operations	—	(3,023,000)	(3,598,000)

Total income tax expense (benefit)	$1,713,000	$2,135,000	$(1,953,000)

The components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2005	2004
Current deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$890,000	$1,179,000
Accrued expenses	514,000	300,000
Other	6,000	36,000

Total current	1,410,000	1,515,000

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	43,000	(870,000)
Accelerated stock options	60,000	—
Operating loss carryforwards	2,247,000	1,787,000
Credit carryforwards	3,792,000	5,105,000
Capital loss carryforwards	89,000	103,000
State taxes	(1,456,000)	(1,416,000)
Other	(13,000)	14,000

	4,762,000	4,723,000
Valuation allowance	(2,247,000)	(1,378,000)

Total noncurrent	2,515,000	3,345,000

	$3,925,000	$4,860,000

At December 31, 2005, the Company had the following state credits: research and development credit carryforwards of approximately $2.4 million, which carryforward indefinitely, and enterprise zone credit carryforwards of approximately $1.9 million, which carryforward indefinitely.

At December 31, 2005 and 2004, the Company had U.K. net operating loss carryforwards of $7.3 million and $4.5 million, respectively. The losses carryover indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a valuation allowance against these deferred tax assets since management believes that it is most likely that this foreign entity’s U.K. net operating loss carryforwards will not be fully utilized. The change in valuation allowance is $869,000 for 2005.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $98,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

10. Commitments and Contingencies:

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

Lease Commitments

As discussed in Note 12, the Company leases the majority of its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of the Company. The Company also leases a number of small facilities in both foreign and domestic locations for its additional sales, research and development and engineering staff and for storage from unaffiliated third parties under operating leases with initial noncancelable lease terms ranging from 2 to 4 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows:

	Operating Leases (Related Party)	Operating Leases (Third Party)
2006	$599,853	$511,136
2007	599,853	435,817
2008	599,853	153,536
2009	599,853	66,347
2010	599,853	31,884
Thereafter	3,949,032	0

Net minimum lease payments	$6,948,297	$1,198,720

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1,148,000, $1,113,000 and $1,009,000, respectively, inclusive of related party balances.

Repurchase Agreements

The Company is contingently liable at December 31, 2005, to various financial institutions for repurchase agreements in connection with wholesale inventory financing. In general, inventory would be repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The amount of potential product returns is estimated and provided for in the period of the sale for financial reporting purposes. As of December 31, 2005, the Company has never been required to repurchase inventory in connection with the customer default agreements noted above. However, there can be no assurance that the Company will not be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $1,300,000, $1,100,000 and $1,200,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

401(k) Plan

The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2005, 2004 and 2003, the Company made matching contributions of approximately $581,000, $589,000 and $506,000, respectively.

11. Stock Option Plan:

The 2000 Stock Incentive Plan (the “Plan”) was adopted by the Company’s board of directors and approved by its shareholders in June 2000. The Plan provides for the direct sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. The compensation committee of the Company’s board of directors has the authority to determine the time or times at which options become exercisable under the Plan. Options expire within a period of not more than ten years from the date of grant.

At December 31, 2005, the Plan provided for the issuance of up to 1,495,941 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Average Exercise Price
Balances at 12/31/02	6,753,652	$4.05
Granted	3,854,600	$3.82
Exercised	(854,792)	$1.53
Canceled/ forfeited	(761,165)	$4.47

Balances at 12/31/03	8,992,295	$4.13
Granted	2,038,700	$4.23
Exercised	(419,964)	$2.37
Canceled/ forfeited	(2,023,167)	$4.81

Balances at 12/31/04	8,587,864	$4.09
Granted	3,275,000	$4.38
Exercised	(551,956)	$2.02
Canceled/ forfeited	(858,020)	$4.57

Balances at 12/31/05	10,452,888	$4.25

Exercisable at 12/31/03	2,325,689	$3.60

Exercisable at 12/31/04	3,267,903	$4.06

Exercisable at 12/31/05	10,452,888	$4.25

At December 31, 2005, 1,495,941 options were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.06 to $ 2.20	651,939	$1.14	0.88	651,939	$1.14
$2.20 to $ 3.30	2,557,503	3.00	7.01	2,557,503	3.00
$3.30 to $ 5.50	4,382,552	3.98	8.35	4,382,552	3.98
$5.50 to $ 6.60	2,017,494	5.78	6.40	2,017,494	5.78
$6.60 to $11.00	843,400	8.13	8.05	843,400	8.13

	10,452,888			10,452,888

The weighted average grant date fair value per share of shares under option was $2.27, $1.99 and $1.72 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s board of directors approved the accelerated vesting of all currently outstanding unvested stock options previously awarded to employees, consultants, officers and directors as of December 19, 2005. The purpose of the accelerated vesting of unvested stock options is to enable the Company to reduce compensation expense associated with these options in future periods upon the Company’s adoption of SFAS 123(R) on January 1, 2006. As a result of the accelerated vesting, unvested stock options to purchase approximately 5.6 million shares became exercisable, representing 56% of the Company’s total outstanding stock options as of December 19, 2005. These unvested stock options consist of both “in-the-money” as well as “out-of-the-money” options. Based upon the closing price of SimpleTech common stock of $3.79 per share on December 19, 2005, approximately 47% of the total accelerated stock options are “in-the-money” with a weighted average exercise price of $3.20 per share. Of the accelerated stock options, options to purchase approximately 1.6 million shares of common stock are held by executive officers and non-employee directors (of which options to purchase 895,000 shares of common stock are “in-the-money”). Based on the closing price of SimpleTech common stock on December 19, 2005, the Company’s historical employee turnover rates and estimate of future employee separation, the Company incurred a non-cash stock charge of approximately $374,000 as a result of the accelerated vesting in the fourth quarter of 2005.

No compensation expense was recorded as a result of stock options granted to employees in the years ended December 31, 2004 and 2003 as the fair market value approximated the per share exercise price of the respective options granted.

12. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain substantially all of the Company’s manufacturing, engineering, research and development and testing operations. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of SimpleTech. MDC has no operations other than leasing transactions with the Company.

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $17,000 per month through July 31, 2005. Effective August 1, 2005, the base rent was adjusted to approximately $18,000 per month as a result of an appraisal of the current market value performed as required by the lease. This lease expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $33,000 per month through July 31, 2005. Effective August 1, 2005, the base rent was adjusted to approximately $32,000 per month as a result of an appraisal of the current market value performed as required by the lease. This lease expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

Building rent expense for these two facilities amounted to $600,000, $603,000 and $603,000 for each of the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003, there was no outstanding facility rent owed to MDC.

In 2005, 2004 and 2003, the Company purchased $45,000, $57,000 and $66,000, respectively, in testing services from QualCenter, Inc., a Texas S Corporation company beneficially owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. QualCenter is located in Houston, Texas and performs tests and qualification services on Hewlett-Packard desktop, laptop, server, and workstation memory modules. QualCenter performs these services on an exclusive basis for Hewlett-Packard under an arrangement whereby Hewlett-Packard defines and specifies all test and evaluation procedures and methodologies.

13. Segment Information:

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

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

	Year Ended December 31, 2005
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$60,644,000	$53,119,000	$7,525,000
Flash Memory	32,291,000	28,598,000	3,693,000
Stacked Memory	5,568,000	4,335,000	1,233,000
Hard Drive	35,175,000	29,557,000	5,618,000

	$133,678,000	$115,609,000	$18,069,000

OEM:
Standard Memory	$22,632,000	$17,758,000	$4,874,000
Flash Memory	37,578,000	22,311,000	15,267,000
Stacked Memory	67,348,000	56,756,000	10,592,000
Other	752,000	453,000	299,000

	$128,310,000	$97,278,000	$31,032,000

Total:
Standard Memory	$83,276,000	$70,877,000	$12,399,000
Flash Memory	69,869,000	50,909,000	18,960,000
Stacked Memory	72,916,000	61,091,000	11,825,000
Raw/other	35,927,000	30,010,000	5,917,000

	$261,988,000	$212,887,000	$49,101,000

	Year Ended December 31, 2004
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$79,973,000	$67,216,000	$12,757,000
Flash Memory	39,611,000	35,984,000	3,627,000
Stacked Memory	9,762,000	7,705,000	2,057,000
Hard Drive	14,390,000	11,231,000	3,159,000

	$143,736,000	$122,136,000	$21,600,000

OEM:
Standard Memory	$12,546,000	$10,508,000	$2,038,000
Flash Memory	22,586,000	13,416,000	9,170,000
Stacked Memory	95,155,000	81,394,000	13,761,000
Other	1,409,000	815,000	594,000

	$131,696,000	$106,133,000	$25,563,000

Total:
Standard Memory	$92,519,000	$77,724,000	$14,795,000
Flash Memory	62,197,000	49,400,000	12,797,000
Stacked Memory	104,917,000	89,099,000	15,818,000
Raw/other	15,799,000	$12,046,000	3,753,000

	$275,432,000	$228,269,000	$47,163,000

	Year Ended December 31, 2003
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$74,474,000	$64,498,000	$9,976,000
Flash Memory	60,148,000	51,681,000	8,467,000
Stacked Memory	7,861,000	6,208,000	1,653,000
Hard Drive	10,899,000	7,961,000	2,938,000

	$153,382,000	$130,348,000	$23,034,000

OEM:
Standard Memory	$8,712,000	$7,157,000	$1,555,000
Flash Memory	20,102,000	14,024,000	6,078,000
Stacked Memory	26,304,000	21,907,000	4,397,000
Other	3,306,000	2,491,000	815,000

	$58,424,000	$45,579,000	$12,845,000

Total:
Standard Memory	$83,186,000	$71,655,000	$11,531,000
Flash Memory	80,250,000	65,705,000	14,545,000
Stacked Memory	34,165,000	28,115,000	6,050,000
Raw/other	14,205,000	10,452,000	3,753,000

	$211,806,000	$175,927,000	$35,879,000

For the years ended December 31, 2005, 2004 and 2003, international sales comprised 13%, 18% and 19% of the Company’s revenues, respectively. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

14. Selected Quarterly Financial Data (unaudited):

Quarter Ended:	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net revenues	$63,251	$67,221	$70,268	$61,247
Gross profit	11,418	13,908	12,791	10,983
Operating (loss) income	(107)	2,472	2,055	1,238
Net income	763	1,840	1,935	1,036
Net income per share:
Basic	$0.02	$0.04	$0.04	$0.02

Diluted	$0.02	$0.04	$0.04	$0.02

Quarter Ended:	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net revenues	$77,616	$75,016	$56,509	$66,291
Gross profit	13,926	13,451	8,261	11,525
Operating income	4,367	4,820	1,000	2,700
Income from continuing operations	3,180	3,073	855	1,673
Income (loss) from discontinued operations	10	—	$(2,728)	$(1,374)
Net income (loss)	$3,190	$3,073	$(1,873)	$299
Net income per share:
Basic:
Continuing operations	$0.07	$0.06	$0.02	$0.04
Discontinued operations	—	—	$(0.06)	$(0.03)

Total	$0.07	$0.06	$(0.04)	$0.01

Diluted
Continuing operations	$0.06	$0.06	$0.02	$0.03
Discontinued operations	—	—	$(0.06)	$(0.02)

Total	$0.06	$0.06	$(0.04)	$0.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL

STATEMENT SCHEDULE

To the Board of Directors of

SimpleTech, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 29, 2006 appearing in the 2005 Annual Report on Form 10-K of SimpleTech, Inc. also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Orange County, California

March 29, 2006

SIMPLETECH, INC.

Schedule II—Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2003, 2004 and 2005

	Accounts Receivable Allowances	Inventory Valuation Allowances
Balance, December 31, 2002	$782,000	$804,000
Charged to operations	2,164,000	367,000
Write-offs	(1,817,000)	(128,000)

Balance, December 31, 2003	1,129,000	1,043,000
Charged to operations	1,156,000	1,142,000
Write-offs	(1,292,000)	(845,000)

Balance, December 31, 2004	993,000	1,340,000
Charged to operations	998,000	1,361,000
Write-offs	(1,113,000)	(745,000)

Balance, December 31, 2005	$878,000	$1,956,000

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 29th day of March, 2006.

SimpleTech, Inc.

By:	/s/ Manouch Moshayedi
Name:	Manouch Moshayedi
Title:	Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Manouch Moshayedi Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2006

/s/ Mike Moshayedi Mike Moshayedi	President and Director	March 29, 2006

/s/ Mark Moshayedi Mark Moshayedi	Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 29, 2006

/s/ Dan Moses Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 29, 2006

/s/ F. Michael Ball F. Michael Ball	Director	March 29, 2006

/s/ Rajat Bahri Rajat Bahri	Director	March 29, 2006

/s/ James J. Peterson James J. Peterson	Director	March 29, 2006

S-2

EXHIBIT INDEX

Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001.	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for SimpleTech, Inc. defining the rights of holders of common stock of SimpleTech, Inc.

4.2	Specimen Stock Certificate	Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended and restated)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-124387) of the registrant, filed April 28, 2005.

10.4	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.5†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)	Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

10.6	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.7	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 6, 2000.

10.8	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.9	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.10†	Description of Compensatory Arrangements for 2005 Applicable to Named Executive Officers	Exhibit 10.12 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2004, filed March 16, 2005.

10.11†	Summary of Non-Employee Director Compensation Arrangements	Exhibit 99.1 to the Current Report on Form 8-K filed October 20, 2005.

21.1	List of Subsidiaries of SimpleTech, Inc.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.