Form 10-Q
period 2006-03-31
SIMPLETECH INC
filed 2006-05-15
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 30, 2006 was 45,578,532.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2006

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash and cash equivalents	$62,078	$60,006
Accounts receivable, net of allowances of $1,770 at March 31, 2006 and $878 at December 31, 2005	42,371	38,630
Inventory, net	33,596	37,108
Deferred income taxes	1,595	1,410
Other current assets	2,957	3,825

Total current assets	142,597	140,979
Furniture, fixtures and equipment, net	9,402	8,231
Intangible assets	975	1,036
Goodwill	1,682	733
Other long-term assets	1,803	1,647
Deferred income taxes	2,568	2,515

Total assets	$159,027	$155,141

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$22,471	$20,564
Accrued and other liabilities (Note 5)	7,290	7,195

Total liabilities	29,761	27,759

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,368,682 shares issued and outstanding as of March 31, 2006 and 45,043,568 shares issued and outstanding as of December 31, 2005	45	45
Additional paid-in capital	112,419	111,576
Retained earnings	16,802	15,761

Total shareholders’ equity	129,266	127,382

Total liabilities and shareholders’ equity	$159,027	$155,141

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$65,491	$61,247
Cost of revenues	52,819	50,264

Gross profit	12,672	10,983

Sales and marketing	5,886	5,380
General and administrative	3,643	3,078
Research and development	2,048	1,287

Total operating expenses	11,577	9,745
Operating income	1,095	1,238
Interest income	475	435

Income before provision for income taxes	1,570	1,673
Provision for income taxes	529	637

Net income	$1,041	$1,036

Net income per share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Shares used in net income per share computation:
Basic	45,149	46,599

Diluted	46,207	48,044

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flow from operating activities:
Net income	$1,041	$1,036
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	961	696
Loss (gain) on sale of furniture, fixtures and equipment	—	(6)
Accounts receivable provisions	1,276	886
Inventory excess and obsolescence expense	162	44
Deferred income taxes	(239)	512
Change in operating assets and liabilities:
Accounts receivable	(6,016)	(1,818)
Inventory	3,349	(14,594)
Other current assets	128	622
Accounts payable	1,907	9,084
Accrued and other liabilities	95	(1,008)

Net cash provided by operating activities	2,664	(4,546)

Cash flows from investing activities:
Sales of marketable securities, net	—	7,886
Acquisition of business	(500)	—
Purchase of furniture, fixtures and equipment	(938)	(311)
Proceeds from sale of furniture, fixtures and equipment	—	33

Net cash provided by investing activities	(1,438)	7,608

Cash flows from financing activities:
Proceeds from exercise of stock options	648	—
Tax benefit of employee stock option exercise	198	30
Stock Buyback	—	(9,489)
Proceeds from issuance of common stock	—	156

Net cash used in financing activities	846	(9,303)

Net (decrease) increase in cash	2072	(6,241)
Cash and cash equivalents at beginning of period	60,006	73,346

Cash and cash equivalents at end of period	$62,078	$67,105

Supplemental schedule of noncash investing activities:
Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$1,000	—

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the consolidated financial position of the Company at March 31, 2006, the consolidated results of operations for each of the three months ended March 31, 2006 and 2005, and the consolidated results of cash flows for each of the three months ended March 31, 2006 and 2005, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2005 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

Reclassifications:

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current quarter presentation.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended March 31,
	2006		2005
	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	27%	22%	25%	19%
Customer B	12%	15%	12%	11%
Customer C	*	13%	11%	18%

Total	39%	50%	48%	48%

*	Less than 10%

For each of the three-month periods ended March 31, 2006 and 2005, international sales comprised 13% and 13%, respectively, of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. Historically, the costs of repairs or replacement have been immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor Products.” Sales and marketing incentives amounted to $2.7 million and $2.2 million for each of the three months ended March 31, 2006 and 2005, respectively, of which $2.7 million and $2.0 million, respectively, were offset against revenues, and $10,000 and $160,000, respectively, were charged as an operating expense.

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

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing expenses. For each of the three months ended March 31, 2006 and 2005, shipping and handling costs were $696,000 and $477,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For each of the three months ended March 31, 2006 and 2005, shipping and handling costs billed to customers were $93,000 and $72,000, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the U.S. statutory tax rate for each of the three months ended March 31, 2006 and 2005 reflects the benefit of tax exempt interest income, the recognition of federal tax credits related to research and development in 2005 increased by the net impact of state taxes in 2006 and decreased by the state benefit related to research and development credits and enterprise zone hiring credits in 2005.

New Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs”, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 effective January 2006. The adoption has not had a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company adopted SFAS 153 effective January 2006. The adoption has not had a material impact on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 2006. The adoption has not had a material impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company is currently evaluating the new statement to determine the potential impact, if any, this would have on the Company’s financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

Note 3 — Acquisition

On January 15, 2006, the Company completed the acquisition of the flash controller group of the logic division of Integrated Circuit Solution Incorporation. This group designs and manufactures flash memory controller products and is located in Hsin Chu, Taiwan. The Company acquired the flash controller group for approximately $1,500,000. This acquisition enables the Company to develop flash memory controllers that are customized for its products. In addition, it provides the Company with a set of resources to pursue this customization without having to locate, hire, and train a new team of engineers to fulfill this task.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The valuation is not finalized and the preliminary allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in goodwill as follows:

(In thousands)
Current assets	$0
Fixed assets	1,050

Fair value of tangible assets acquired	1,050
Goodwill	450

Consideration	1,500

Note 4 — Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 9,996,441 and 9,581,744 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. For each of the three months ended March 31, 2006 and 2005, potentially dilutive securities consisted solely of options and resulted in potential common shares of 1,058,028 and 1,444,610, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which was issued in December 2004. SFAS 123(R) is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

On December 19, 2005, the Company’s board of directors approved the termination of its Employee Stock Purchase Plan (“ESPP”) and the acceleration of the vesting of all then current unvested stock options awarded under its 2000 Stock Incentive Plan, including stock options held by its employees, officers, directors and consultants. These unvested stock options consist of both “in-the-money” as well as “out-of-the-money” options. Based upon the closing price of SimpleTech common stock of $3.79 per share on December 19, 2005, approximately 47% of the total accelerated stock options were “in-the-money” with a weighted average exercise price of $3.20 per share. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in the Company’s future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon the Company’s adoption of Statement SFAS 123(R) on January 1, 2006. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s share based compensation expense was $2,000 for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The table below sets forth the Company’s pro forma information for the three months ended March 31, 2005, assuming the Company had determined compensation cost for awards under stock option plans based on the fair value at the grant date.

Three Months Ended March 31, 2005
Net income, as reported	$1,036
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(928)

Pro forma net income	$108

Income per share:
Basic—as reported	$0.02

Basic—pro forma	$0.00

Diluted—as reported	$0.02

Diluted—pro forma	$0.00

For purposes of the foregoing pro forma illustration, the fair value method for the options was estimated at the date of grant using the Black-Scholes option-pricing model.

Note 5 — Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	March 31, 2006	December 31, 2005
Raw materials	$20,954	$22,994
Work-in-progress	2,885	1,132
Finished goods	11,397	14,938

	35,236	39,064
Valuation allowances	(1,640)	(1,956)

Inventory, net	$33,596	$37,108

Accrued and other liabilities consisted of the following as of:

(in thousands)	March 31, 2006	December 31, 2005
Payroll costs	$3,632	$3,423
Marketing	639	2,148
Other	3,019	1,624

Total	$7,290	$7,195

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

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated potential liability related to these indemnification agreements is minimal. All of these indemnification agreements, except for the agreement for James Peterson and Rajat Bahri who joined the Board of Directors in January 2003 and November 2005, respectively, were grandfathered under the provisions of Financial Accounting Standards Board interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2006, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $184,000 and $524,000 in each of the three months ended March 31, 2006 and 2005, respectively.

Note 7 — Segment Information

The Company reports financial results for two reportable operating segments: OEM and Consumer Divisions. The Company does not aggregate any operating segments.

The accounting policies for each of the reportable operating segments are the same as those described in Note 2 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and reflect the information used by the Company’s management to evaluate the performance of its segments. For the OEM and Consumer segments, the Company tracks separately net sales and gross profit, but does not track separately operating expenses. The Company does not maintain separate records to identify assets by operating segment.

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

(In Thousands)

	Three Months Ended March 31, 2006
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$10,019	$8,460	$1,559
Flash Memory	$4,264	$3,869	$395
Stacked Memory	$910	$782	$128
Hard Drive	$9,865	$8,444	$1,421

	$25,058	$21,555	$3,503

OEM:
Standard Memory	$5,432	$4,590	$842
Flash Memory	$16,801	$10,907	$5,894
Stacked Memory	$18,115	$15,726	$2,389
Other	$85	$41	$44

	$40,433	$31,264	$9,169

TOTAL:
Standard Memory	$15,451	$13,050	$2,401
Flash Memory	$21,065	$14,776	$6,289
Stacked Memory	$19,025	$16,508	$2,517
Hard Drive/other	$9,950	$8,485	$1,465

	$65,491	$52,819	$12,672

	Three Months Ended March 31, 2005
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$18,544	$16,518	$2,026
Flash Memory	$8,593	$7,722	$871
Stacked Memory	$1,975	$1,498	$477
Hard Drive	$5,219	$4,157	$1,062

	$34,331	$29,895	$4,436

OEM:
Standard Memory	$5,721	$4,625	$1,096
Flash Memory	$4,906	$2,685	$2,221
Stacked Memory	$16,030	$12,941	$3,089
Other	$259	$118	$141

	$26,916	$20,369	$6,547

TOTAL:
Standard Memory	$24,265	$21,143	$3,122
Flash Memory	$13,499	$10,407	$3,092
Stacked Memory	$18,005	$14,439	$3,566
Hard Drive/other	$5,478	$4,275	$1,203

	$61,247	$50,264	$10,983

Note 8 — Intangible Assets

The following table presents detail of the Company’s Intangible assets, related accumulated amortization and goodwill:

	As of March 31, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$400,000	$127,000	$273,000	$400,000	$107,000	$293,000
Customer relationships (five years)	900,000	198,000	702,000	900,000	157,000	743,000

Total	$1,300,000	$325,000	$975,000	$1,300,000	$264,000	$1,036,000

Goodwill	$1,682,000	$0	$1,682,000	$733,000	$0	$733,000

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The increase of $949,000 in goodwill is the result of $450,000 related to the acquisition of the flash controller group of the logic division of Integrated Circuit Solution Incorporation on January 15, 2006 and due to the Company determining the final tax liability of $499,000 related to the July 13, 2005 acquisition of Memtech SSD Corporation. This tax liability related to Memtech’s fiscal year ended June 30, 2005 and was recorded to goodwill in the first quarter of 2006. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense for the three months ended March 31, 2006 of $62,000 and for the three months ended March 31, 2005 of $20,000. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $245,000, $245,000, $245,000, $218,000, and $83,000, respectively. Amortization is complete as of the end of 2010.

Note 9 — Shareholders’ Equity

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

At March 31, 2006, the Plan provided for the issuance of up to 17,226,645 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

A summary of the option activity under the Plan is as follows:

	Shares	Weighted- Avg Option Price
Outstanding, December 31, 2005	10,452,888	$4.93
Granted	25,000	4.16
Exercised	(325,114)	2.58
Forfeited/Expired	(131,333)	6.37

Outstanding, March 31, 2006	10,021,441	4.30

Exercisable, March 31, 2006	9,996,441	4.30

The Company received $646,000 in cash proceeds for the exercise of 325,114 options with a $476,000 tax benefit for disqualifying dispositions of incentive stock options. The intrinsic value for options exercised for the three months ended March 31, 2006 was $512,000.

As of March 31, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our stock option plan was $65,000, which we expect will be recognized over a weighted-average period of 3.9 years.

The total aggregate intrinsic value of stock options outstanding, exercisable and “in the money” at March 31, 2006 was $3,272,000.

At March 31, 2006, 3,414,767 options were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.06 to $2.20	466,675	$1.24	0.83	466,675	$1.24
$2.20 to $3.30	2,446,153	3.01	6.87	2,446,153	3.01
$3.30 to $5.50	4,341,652	4.04	8.70	4,316,652	4.03
$5.50 to $6.60	1,966,161	5.78	6.36	1,966,161	5.78
$6.60 to $11.00	800,800	8.15	8.23	800,800	8.15

	10,021,441			9,996,441

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the grants at March 31, 2006:

Assumptions	March 31, 2006
Dividend Yield	0.00%
Risk-Free Interest Rate	4.58%
Volatility	84.02%
Expected Life (Years)	5.8
Weighted Average Fair Value of Grants	$2.19

The Company has not and does not expect to pay dividends, therefore, no specific dividend yield is utilized under the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employees’ stock option grants. The volatility assumption used to value option grants is based exclusively on the Company’s historical available closing stock price information. The Company can rely exclusively on this historical information if (1) the Company has no reason to believe that its future volatility over the expected or contractual term is likely to differ from the past, (2) the computation of historical volatility uses a simple average calculation method, (3) a sequential period of historical data at least equals the expected or contractual term of the share options is used and (4) a reasonably sufficient number of price observations are used. The expected life of employee stock options represents the historical weighted-average period the stock options are expected to remain outstanding. The expected life of employees’ stock option grants are impacted by all of the underlying assumptions used in the Company’s model. The Black-Scholes option pricing model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money. The Black-Scholes option pricing model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company.

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

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and form factors. We expanded our OEM Flash business through our acquisition on July 13, 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of a division of Integrated Circuit Solution Inc., a Taiwanese company, and added a team of engineers in Taiwan specializing in Flash controller design. We believe that our continued investment in this area will positively impact the future growth of our OEM Flash revenues.

OEM Flash product revenue increased 243% from $4.9 million in the first quarter of 2005 to $16.8 million in the first quarter of 2006. We expect continued revenue growth from our OEM Flash product line in 2006. OEM Flash product gross margins are typically significantly higher than our Consumer Flash product gross margins and were our highest gross margin product line in each of the first quarters of 2006 and 2005.

We offer monolithic DRAM memory modules and DRAM memory modules based on our stacking technology. The majority of our Consumer DRAM business has been comprised of monolithic DRAM memory modules. Prior to 2005, the substantial majority of our OEM DRAM business has been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules. In recent quarters, our OEM stacked DRAM memory module revenues have been volatile and difficult to project, and we expect this product line to remain difficult to project for the next several quarters as our customers continue to qualify the latest generation modules.

In the past few years, we have invested in the design, development and launch of our product line of 3.5”, 3.5” NAS, 2.5” and 1” Consumer external storage drives. As a result of our penetration into numerous major U.S. retailers in the past year, we believe this product line is gaining momentum. Our external storage product revenue increased from $5.2 million in the first quarter of 2005 to $9.9 million in the first quarter of 2006. We expect to increase our presence in the external storage market through the anticipated launch of our storage solutions at two major retailers in the second and third quarters of 2006.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in France, Hong Kong, Japan, the Netherlands and Taiwan in order to build the necessary infrastructure to support revenue growth in those geographic regions.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer and OEM Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 70.0% of our total revenues in the first three months of 2006, compared to 68.1% of our total revenues in the first three months of 2005. Smart Modular, Micron Semiconductor and CDW Logistics, Inc. (formerly CDW Computer Centers), accounted for 22.2%, 14.7% and 12.5%, respectively, of our total revenues in the first three months of 2006. Smart Modular, CDW Logistics, Inc. and Hewlett Packard accounted for 19.1%, 17.8% and 10.5%, respectively, of our total revenues in the first three months of 2005. Other than Smart Modular, Micron Semiconductor, CDW Logistics, Inc. and Hewlett Packard, no other customer accounted for more than 10.0% of our total revenues in each of the first three months of 2006 or 2005. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for 12.7% of our revenues in the first three months of 2006, compared to 12.5% of our revenues in the first three months of 2005. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the first three months of 2006 or 2005. For each of the first three months ended March 31, 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which was issued in December 2004. SFAS 123(R) is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Prior to our adoption of SFAS 123(R), we accounted for employee stock options for financial and accounting purposes under APB No. 25, which does not require the expensing of stock options until they are exercised.

On December 19, 2005, our board of directors terminated our Employee Stock Purchase Plan, or ESPP, and approved the acceleration of the vesting of all then current unvested stock options awarded under our 2000 Stock Incentive Plan, including options held by our employees, officers, directors and consultants. All other terms and conditions applicable to such stock options, including the exercise prices, remain unchanged. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in our future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon our adoption of SFAS 123(R) on January 1, 2006. As a result of our adoption of SFAS No. 123R, we are required to record compensation expense for all awards granted on and after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of December 31, 2005. We had outstanding unvested stock options to purchase an aggregate of 25,000 shares of common stock at March 31, 2006 and no outstanding unvested stock options as of December 31, 2005. For the three months ended March 31, 2006, we recorded stock-based compensation expense of $2,000 consisting of expenses related to employee stock options which is included in research and development expenses. As of March 31, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our stock option plan was $65,000, which we expect will be recognized over a weighted-average period of 3.9 years. We believe SFAS 123(R) will increase our compensation expense, could make our operating results less predictable and affect the way we compensate our employees or cause other changes in the way we conduct our business. As a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. See Notes 4 and 9 to our unaudited consolidated financial statements for additional information concerning our adoption of SFAS 123(R) and our stock incentive plan.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended March 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues	80.7	82.1

Gross profit	19.3	17.9
Operating expenses
Sales and marketing	9.0	8.8
General and administrative	5.5	5.0

	Three Months Ended March 31,
	2006	2005
Research and development	3.1	2.1

Total operating expenses	17.6	15.9

Operating income	1.7	2.0
Interest income	0.7	0.7

Income before provision for income taxes	2.4	2.7
Net income	1.6	1.7

Comparison of Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenues. Our revenues were $65.5 million in the first quarter of 2006, compared to $61.2 million in the same period in 2005. Revenues increased 7.0% in the first quarter of 2006 due primarily to a 20% increase in unit shipments, partially offset by a 11% decrease in average sales price, or ASP, from $61 in the first quarter of 2005 to $54 in the first quarter of 2006. The decrease in our ASP resulted primarily from declining DRAM and Flash component prices. The increase in unit shipments resulted primarily from a 518% increase in OEM Flash memory units shipped and a 37 % increase in Consumer external storage units shipped, partially offset by a 45% decrease in Consumer standard DRAM and a 36% decrease in Consumer Flash memory units shipped. OEM Flash product shipments increased from 80,000 units in the first quarter of 2005 to 498,000 units in the first quarter of 2006. Consumer external storage product shipments increased from 80,000 units in the first quarter of 2005 to 109,000 units in the first quarter of 2006.

Our Consumer Division revenues decreased 26.8% from $34.3 million in the first quarter of 2005 to $25.1 million in the first quarter of 2006. Consumer Division revenues decreased in the first quarter of 2006 due to a 32% decrease in units shipped, partially offset by a 9% increase in ASP from $43 in the first quarter of 2005 to $47 in the first quarter of 2006. The decrease in Consumer Division units shipped resulted primarily from a 45% decrease in Consumer standard DRAM and a 36% decrease in Consumer Flash memory units shipped. The increase in ASP resulted primarily from a positive mix shift toward higher-ASP external storage products.

Our OEM Division revenues increased 50.2% from $26.9 million in the first quarter of 2005 to $40.4 million in the first quarter of 2006. The increase in OEM Division revenues was due to a 205% increase in OEM Division units shipped, partially offset by a 50.8% decrease in ASP from $122 in the first quarter of 2005 to $60 in the first quarter of 2006. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 80,000 units in the first quarter of 2005 to 498,000 units in the first quarter of 2006 and an increase in stacked DRAM units shipped from 75,000 units in the first quarter of 2005 to 100,000 units in the first quarter of 2006. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $19.9 million as of March 31, 2006, compared to $14.0 million as of March 31, 2005. Our Consumer Division backlog was $5.6 million as of March 31, 2006, compared to $3.4 million as of March 31, 2005. Our OEM Division backlog was $14.3 million as of March 31, 2006, compared to $10.6 million as of March 31, 2005. The increase in backlog at March 31, 2006 compared to March 31, 2005 was due to increased orders primarily for our OEM Flash and Consumer retail product lines in the first quarter of 2006. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $12.7 million in the first quarter of 2006, compared to $11.0 million in the same period in 2005. Gross profit as a percentage of revenues was 19.3% in the first quarter of 2006, compared to 17.9% in the first quarter of 2005. Gross profit as a percentage of revenue in the first quarter of 2006 increased due primarily to a shift in product mix toward higher gross profit margin OEM products. Gross profit for our Consumer Division as a percentage of Consumer Division revenues increased from 12.9% in the first quarter of 2005 to 14.0% in the first quarter of 2006, resulting primarily from the elimination of sales to certain low gross margin, unprofitable customers. Gross profit for our OEM Division as a percentage of OEM Division revenues decreased from 24.3% in the first quarter of 2005 to 22.7% in the first quarter of 2006. This decrease in gross profit as a percentage of revenues for our OEM Division resulted primarily from a decrease in OEM

Flash product gross profit margin from 45.3% in the first quarter of 2005 to 35.1% in the first quarter of 2006 as we significantly expanded revenues from this product line.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.9 million in the first quarter of 2006, compared to $5.4 million in the first quarter of 2005. Sales and marketing expenses as a percentage of revenue were 9.0% in the first quarter of 2006, compared to 8.8% in the first quarter of 2005. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives such as revenue expansion in Asia and to support the continued expansion of our OEM Flash products and our Consumer external storage products in the retail channel. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.6 million in our first quarter of 2006, compared to $3.1 million in the first quarter of 2005. General and administrative expenses as a percentage of revenues were 5.5% in the first quarter of 2006, compared to 5.0% in the first quarter of 2005. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue was due primarily to an increase in bad debt expense, additional payroll expense and severance costs.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.0 million in the first quarter of 2006, compared to $1.3 million in the first quarter of 2005. Research and development expenses as a percentage of revenues were 3.1% in the first quarter of 2006, compared to 2.1% in the first quarter of 2005. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts related to our OEM Flash product line.

Interest Income, Net. Interest income, net was $475,000 in the first quarter of 2006 and $435,000 in the first quarter of 2005. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the first quarter of 2006 compared to the first quarter of 2005.

Provision for Income Taxes. The provision for income taxes decreased from $637,000 in the first quarter of 2005 to $529,000 in the first quarter of 2006. As a percentage of income before provision for income taxes, provision for income taxes decreased from 38% in the first quarter of 2005 to 34% in the first quarter of 2006, due primarily to an increase in tax exempt interest income in the first quarter of 2006 which was primarily due to an increase in interest rates, offset by the expiration of the research and development credit on December 31, 2005.

Net Income. Net income was $1.0 million in the first quarter of 2006, compared to $1.0 million in the first quarter of 2005.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of March 31, 2006, we had working capital of $112.8 million, including $62.1 million of cash and cash equivalents, compared to working capital of $113.2 million, including $60.0 million of cash and cash equivalents as of December 31, 2005, and working capital of 114.3 million, including $67.1 million of cash and cash equivalents and $2.0 million in marketable securities as of March 31, 2005. Current assets were 4.8 times current liabilities at March 31, 2006, compared to 5.1 times current liabilities at December 31, 2005, and 4.8 times current liabilities at March 31, 2005.

Cash Provided in Operating Activities in the First Quarters of 2006 and 2005

Net cash provided by operating activities was $2.7 million for the first quarter of 2006 and resulted primarily from a $1.9 million increase in accounts payable, net income of $1.0 million, non-cash depreciation and amortization of $1.0 million and a $3.5 million decrease in inventory, net of reserves, partially offset by a $4.7 million increase in accounts receivable, net of allowances. Accounts receivable, net of allowances, increased primarily due to an increase in sales for the OEM Division Flash product line orders and the continued growth of our external storage product line in the retail channel. Net cash used in operating activities was $4.5 million for the first quarter of 2005 and resulted primarily from a $14.6 million increase in inventory, net of reserves, and a $932,000 increase in accounts receivable, net of allowances, offset by a $9.1 million increase in accounts payable. Inventory, net of reserves, increased as a result of increased OEM Division orders, along with the anticipation of the nationwide launch of our external storage product line in the second quarter of 2005.

Cash Used in Investing Activities in the First Quarters of 2006 and 2005

Net cash used by investing activities was $1.4 million for the first quarter of 2006, attributable to cash consideration of $500,000 paid for the acquisition of a division of Integrated Circuit Solution Incorporation in January 2006 and $938,000 in purchases of furniture, fixtures and equipment. Net cash provided by investing activities was $7.6 million for the first quarter of 2005, attributable to $7.9 million of redemptions of marketable securities and $311,000 in purchases of furniture, fixtures and equipment. We expect to spend approximately $4.0 to $6.0 million on capital expenditures during the next 24 months, primarily for the purchase of manufacturing, testing and engineering equipment.

Cash Provided in Financing Activities in the First Quarters of 2006 and 2005

Net cash provided by financing activities was $846,000 for the first quarter of 2006 and resulted from $648,000 of proceeds realized from the exercise of stock options and a $198,000 tax benefit from employee stock option exercises. Net cash used by financing activities was $9.3 million for the first quarter of 2005 and resulted primarily from the $9.5 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $156,000 related to our employee stock purchase plan and stock option exercises.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at March 31, 2006. We do not have off-balance sheet financing arrangements as of March 31, 2006.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,191,000	$1,157,000	$1,787,000	$1,298,000	$3,949,000
Non-cancelable capital equipment purchase commitments	$112,000	$112,000	$—	$—	$—
Non-cancelable inventory purchase commitments	$21,003,000	$21,003,000	$—	$—	$—
Other non-cancelable purchase commitments	$1,658,000	$1,658,000	$—	$—	$—
Total	$30,964,000	$23,930,000	$1,787,000	$1,298,000	$3,949,000

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first three months ended March 31, 2006 and 2005.

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

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration

Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Sales and marketing incentives amounted to $2.7 million and $2.2 million for each of the three months ended March 31, 2006 and 2005, respectively, of which $2.7 million and $2.0 million, respectively, were offset against revenues, and $10,000 and $160,000, respectively, were charged as an operating expense.

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

At March 31, 2006, our cash and cash equivalents were $62.1 million invested in money market and other interest bearing accounts.

From time to time, we invest in marketable securities, however, at March 31, 2006, our investment in marketable securities was $0.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $621,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of March 31, 2006 were as follows:

	Expected Maturity Date		Total	Fair Value 3/31/2006
	Before April 1, 2007	Thereafter
Investments
Cash and cash equivalents:
Money Market Funds	$62,078,000	$0	$62,078,000	$62,078,000
Weighted average interest rate	3.08%		3.08%	3.08%
Total cash and cash equivalents	$62,078,000	$0	$62,078,000	$62,078,000
Weighted average interest rate	3.08%		3.08%	3.08%

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

ITEM 1A.	RISK FACTORS

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

Typically, IC devices represent more than 90% of the component costs of our manufactured Flash cards and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term DRAM or Flash IC device supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of Flash IC devices we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung currently supplies substantially all of the IC devices used in our Flash memory products. Elpida, Infineon Technologies and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. In addition, Western Digital and Bell Microproducts currently supply a majority of the raw hard drives used in our external storage products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Bell Microproducts, Elpida, Infineon Technologies and Samsung are disrupted or terminated, our ability to manufacture and sell our DRAM and Flash products would be harmed and our business would be adversely affected.

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

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $479,000 in the first quarter of 2006, compared to $44,000 in the first quarter of 2005. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of $738,000 in the first quarter of 2006, compared to $581,000 in the first quarter of 2005. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $717,000 in the first quarter of 2006, compared to $125,000 in the first quarter of 2005. Rebate charges increased significantly in the first quarter of 2006 compared to the first quarter of 2005 due primarily to the expansion of our revenues from the retail channel, which typically involves the frequent use of rebate programs.

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of March 31, 2006, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $184,000 in the first quarter of 2006, compared to $524,000 in the first quarter of 2005.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 70.0% of our total revenues in the first quarter of 2006, compared to 68.1% of our total revenues in the first quarter of 2005. Our ten largest Consumer Division customers accounted for an aggregate of 76.6% of our Consumer Division revenues, or 29.3% of our total revenues, in the first quarter of 2006, compared to 69.3% of our Consumer Division revenues, or 38.8% of our total revenues, in the first quarter of 2005. The following table sets forth certain information about our Consumer Division customer that accounted for more than 10.0% of our total revenues in each of the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
Consumer Division Customer(s)	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues
CDW Logistics, Inc. (formerly CDW Computer Centers)	12.5%	32.7%	17.8%	31.8%

Our ten largest OEM Division customers accounted for an aggregate of 78.8% of our OEM Division revenues, or 48.7% of our total revenues, in the first quarter of 2006, compared to 86.4% of our OEM Division revenues, or 38.0% of our total revenues, in the first quarter of 2005. The following table sets forth certain information about each of our OEM Division customers that accounted for more than 10.0% of our total revenues in each of the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
OEM Division Customer(s)	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues
Smart Modular	22.2%	36.0%	19.1%	43.3%
Micron Semiconductor	14.7%	23.8%	*	*
Hewlett Packard	*	*	10.5%	18.9%

*	Data not provided since customer represented less than 10% of total revenues.

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in France, Hong Kong, Japan, the Netherlands and Taiwan.

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

Historically, we have accounted for employee stock options for financial and accounting purposes under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which does not require the expensing of stock options until they are exercised. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 123(R), which amended financial accounting standards and require that awards under such plans be treated as compensation expense using the fair value method. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) is effective for fiscal 2006. We believe this revised standard will increase our compensation expense, could make our operating results less predictable and affect the way we compensate our employees or cause other changes in the way we conduct our business.

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

If we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert such internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, it could result in a negative market reaction. At the present time the Company is not an accelerated filer and is not subject to Section 404 of the Sarbanes-Oxley Act of 2002. The Company will measure as of June 30, 2006 and re-determine accelerated filer status and applicability of Section 404 requirements.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our recent acquisition of Memtech, SSD Corporation, the assets of a division of ICSI and any potential future acquisitions also involve numerous risks, including, among others:

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 61.5% of our outstanding common stock at April 30, 2006 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 12.7% of our revenues in the first quarter of 2006 and 12.5% in the first quarter of 2005. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the first quarters of 2006 or 2005. For the first quarters of 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Substantially all of our manufacturing operations are located in our facilities in Santa Ana, California. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

Our ability to use our tax credit carryforwards may be substantially limited, which could harm our financial condition.

In recent years, we have generated state tax credits, which we are not fully able to utilize at this time. The availability of some of these state tax credit carryforwards is subject to certain limitations. We had the following state credits as of March 31, 2006: research and development credit carryforwards of approximately $1.9 million, which carryforward indefinitely and enterprise zone credit carryforwards of approximately $1.9 million, which carryforward indefinitely. We periodically review our ability to use our tax credit carryforwards. Based on this periodic review, we may determine that the amount of tax credit carryforwards that can be utilized to offset future tax liabilities should be limited. Since a potential limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time, but if our ability to use tax credit carryforwards were substantially limited, it could harm our financial condition.

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

SIMPLETECH, INC.,
a California corporation

Date: May 15, 2006	/s/ DAN MOSES
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