Form 10-Q
period 2006-06-30
SIMPLETECH INC
filed 2006-08-11
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 31, 2006 was 45,887,417.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2006

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash and cash equivalents	$55,213	$60,006
Accounts receivable, net of allowances of $2,375 at June 30, 2006 and $878 at December 31, 2005	50,796	38,630
Inventory, net	44,695	37,108
Deferred income taxes	2,127	1,410
Other current assets	1,841	3,825

Total current assets	154,672	140,979

Furniture, fixtures and equipment, net	10,201	8,231
Intangible assets	914	1,036
Goodwill	1,682	733
Other long-term assets	1,887	1,647
Deferred income taxes	2,299	2,515

Total assets	$171,655	$155,141

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$28,202	$20,564
Accrued and other liabilities (Note 5)	8,939	7,195

Total liabilities	37,141	27,759

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,864,917 shares issued and outstanding as of June 30, 2006 and 45,043,568 shares issued and outstanding as of December 31, 2005	46	45
Additional paid-in capital	113,147	111,576
Retained earnings	21,321	15,761

Total shareholders’ equity	134,514	127,382

Total liabilities and shareholders’ equity	$171,655	$155,141

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$79,519	$70,268	$145,010	$131,516
Cost of revenues	59,815	57,477	112,634	107,741

Gross profit	19,704	12,791	32,376	23,775

Sales and marketing	7,159	6,018	13,045	11,398
General and administrative	3,590	3,102	7,233	6,181
Research and development	2,217	1,616	4,265	2,903

Total operating expenses	12,966	10,736	24,543	20,482
Operating income	6,738	2,055	7,833	3,293
Interest income and other	506	417	981	852

Income before provision for income taxes	7,244	2,472	8,814	4,145
Provision for income taxes	2,725	537	3,254	1,175

Net income	$4,519	$1,935	$5,560	$2,970

Net income per share:
Basic	$0.10	$0.04	$0.12	$0.07

Diluted	$0.10	$0.04	$0.12	$0.06

Shares used in net income per share computation:
Basic	45,699	44,638	45,426	45,613

Diluted	46,379	45,772	46,291	46,897

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flow from operating activities:
Net income	$5,560	$2,970
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,014	1,391
Loss (gain) on sale of furniture, fixtures and equipment	1	61
Accounts receivable provisions	2,255	418
Inventory excess and obsolescence expense	1,151	499
Deferred income taxes	(502)	903
Compensation related to stock options vesting	(36)	—
Change in operating assets and liabilities:
Accounts receivable	(15,421)	(3,116)
Inventory	(8,739)	(13,790)
Other assets	1,072	(1,172)
Accounts payable	7,638	1,822
Accrued and other liabilities	1,744	(583)

Net cash (used in) operating activities	(3,263)	(10,597)

Cash flows from investing activities:
Sales of marketable securities, net	—	9,972
Acquisition of business	(500)	—
Purchase of furniture, fixtures and equipment	(2,639)	(834)
Proceeds from sale of furniture, fixtures and equipment		37

Net cash (used in) provided by investing activities	(3,139)	9,175

Cash flows from financing activities:
Proceeds from exercise of stock options	1,367	—
Tax benefit of employee stock option exercise	242	92
Stock buyback	—	(11,828)
Proceeds from issuance of common stock	—	349

Net cash provided by (used in) financing activities	1,609	(11,387)

Net (decrease) increase in cash	(4,793)	(12,809)
Cash and cash equivalents at beginning of period	60,006	73,346

Cash and cash equivalents at end of period	$55,213	$60,537

Supplemental schedule of noncash investing activities:
Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$1,000

See accompanying notes to unaudited consolidated financial statements.

SIMPLETECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the consolidated financial position of the Company at June 30, 2006, the consolidated results of operations for each of the three and six months ended June 30, 2006 and 2005, and the consolidated results of cash flows for each of the six months ended June 30, 2006 and 2005, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2005 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	20%	23%	27%	24%	20%	23%	27%	22%
Customer B	*	13%	*	15%	*	14%	*	10%
Customer C	*	12%	*	15%	*	12%	*	16%

Total	20%	48%	27%	54%	20%	49%	27%	48%

*	Less than 10%

For each of the three-month periods ended June 30, 2006 and 2005, international sales comprised 14% and 13%, respectively, of the Company’s revenues. For each of the six-month periods ended June 30, 2006 and 2005, international sales comprised 13% of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. Historically, the costs of repairs or replacement have been immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor Products.” Sales and marketing incentives amounted to $3.3 million and $2.3 million for each of the three months ended June 30, 2006 and 2005, respectively, of which $3.2 million and $2.1 million, respectively, were offset against revenues, and $121,000 and $184,000, respectively, were charged as an operating expense. Sales and marketing incentives amounted to $6.1 million and $4.5 million for each of the six months ended June 30, 2006 and 2005, respectively, of which $6.0 million and $4.2 million, respectively, were offset against revenues, and $131,000 and $340,000, respectively were charged as an operating expense.

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

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing expenses. For each of the three and six months ended June 30, 2006 shipping and handling costs were $988,000 and $1.7 million, respectively compared to $568,000 and $1.0 million for each of the three and six months ended June 30, 2005, respectively. Amounts billed to customers for shipping and handling are included in revenues. For each of the three and six months ended June 30, 2006 shipping and handling costs billed to customers were $65,000 and $158,000, respectively compared to $102,000 and $174,000 for each of the three and six months ended June 30, 2005, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the U.S. statutory tax rate for each of the three months ended June 30, 2006 and 2005 reflects the benefit of tax exempt interest income, the recognition of federal tax credits related to research and development in 2005 increased by the net impact of state taxes in 2006 and decreased by the state benefit related to research and development credits and enterprise zone hiring credits in 2005 and 2006.

New accounting pronouncements:

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

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Note 3 — Acquisition

On January 15, 2006, the Company completed the acquisition of the flash controller group of the logic division of Integrated Circuit Solution Incorporation. This group designs and manufactures flash memory controller products and is located in Hsin Chu, Taiwan. The Company acquired the flash controller group for approximately $1.5 million. This acquisition enables the Company to develop flash memory controllers that are customized for its products. In addition, it provides the Company with a set of resources to pursue this customization without having to locate, hire, and train a new team of engineers to fulfill this task.

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The valuation is not finalized and the preliminary allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in goodwill as follows:

(In thousands)
Current assets	$0
Fixed assets	1,050

Fair value of tangible assets acquired	1,050
Goodwill	450

Consideration	$1,500

Note 4 — Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 9,412,755 and 10,281,857 shares of common stock were outstanding at June 30, 2006 and 2005, respectively. In addition, 50,000 restricted stock units payable in shares of common stock were outstanding at June 30, 2006. There were no outstanding restricted stock units at June 30, 2005. For the three months ended June 30, 2006 and 2005, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 679,912 and 1,134,516, respectively. For the six months ended June 30, 2006 and 2005, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 865,378 and 1,283,755, respectively.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which was issued in December 2004. SFAS 123(R) is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation expense is recognized for equity instruments for which employees do not render service. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

On December 19, 2005, the Company’s board of directors approved the termination of its Employee Stock Purchase Plan (“ESPP”) and the acceleration of the vesting of all then current unvested stock options awarded under its 2000 Stock Incentive Plan, including stock options held by its employees, officers, directors and consultants. These unvested stock options consisted of both “in-the-money” as well as “out-of-the-money” options. Based upon the closing price of SimpleTech common stock of $3.79 per share on December 19, 2005, approximately 47% of the total accelerated stock options were “in-the-money” with a weighted average exercise price of $3.20 per share. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation expense associated with the options with accelerated vesting in the pro forma disclosure. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in the Company’s future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon the Company’s adoption of Statement SFAS 123(R) on January 1, 2006. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s share based compensation expense related to stock options was $4,000 and $6,000 for the three and six months ended June 30, 2006, respectively. In addition, the Company’s share based compensation expense related to restricted stock was $5,000 for the three and six months ended June 30, 2006.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The table below sets forth the Company’s pro forma information for the three and six months ended June 30, 2005, assuming the Company had determined compensation expense for awards under stock option plans based on the fair value at the grant date.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,935	$2,970
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,021)	(1,950)

Pro forma net income	$914	$1,020

Income per share:
Basic—as reported	$0.04	$0.07

Basic—pro forma	$0.02	$0.02

Diluted—as reported	$0.04	$0.06

Diluted—pro forma	$0.02	$0.02

For purposes of the foregoing pro forma illustration, the fair value method for the options was estimated at the date of grant using the Black-Scholes option-pricing model.

Note 5 — Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	June 30, 2006	December 31, 2005
Raw materials	$19,639	$22,994
Work-in-progress	6,258	1,132
Finished goods	21,815	14,938

	47,712	39,064
Valuation allowances	(3,017)	(1,956)

Inventory, net	$44,695	$37,108

We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $989,000 and $1,151,000 in the three and six months ended June 30, 2006, compared to $456,000 and $499,000 in the three and six months ended June 30, 2005. In addition, we offer some of our Consumer Division customers limited price protection rights for inventories of our products held by them. If we reduce the list price of our products, these customers may receive credits from us. We incurred price protection charges of $595,000 and $1,333,000 in the three and six months ended June 30, 2006, compared to $0 and $551,000 in the three and six months ended June 30, 2005. We also offer rebate programs through some of our Consumer Division customers to end-users. We incurred rebate charges of $562,000 and $1,279,000 in the three and six months ended June 30, 2006, compared to $205,000 and $330,000 in the three and six months ended June 30, 2005. Rebate charges increased significantly in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 due primarily to the expansion of our revenues from the retail channel, which typically involves the frequent use of rebate programs.

Accrued and other liabilities consisted of the following as of:

(in thousands)	June 30, 2006	December 31, 2005
Payroll costs	$3,888	$3,423
Marketing	1,799	2,148

(in thousands)	June 30, 2006	December 31, 2005
Other	3,252	1,624

Total	$8,939	$7,195

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

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated potential liability related to these indemnification agreements is minimal. All of these indemnification agreements, except for the agreement for James Peterson and Rajat Bahri who joined the Board of Directors in January 2003 and November 2005, respectively, were grandfathered under the provisions of Financial Accounting Standards Board interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2006, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $190,000 and $176,000 in each of the three months ended June 30, 2006 and 2005, respectively, and $374,000 and $701,000 in the six months ended June 30, 2006 and 2005, respectively.

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

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

(In thousands)

	Three Months Ended June 30, 2006
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$11,824	$9,860	$1,964
Flash Memory	7,052	6,099	953
Stacked Memory	704	594	110
Hard Drive	12,658	11,524	1,134

	$32,238	$28,077	$4,161

OEM:
Standard Memory	$6,024	$5,013	$1,011
Flash Memory	20,418	9,892	10,526
Stacked Memory	20,786	16,807	3,979
Other	53	26	27

	$47,281	$31,738	$15,543

Total:
Standard Memory	$17,848	$14,873	$2,975
Flash Memory	27,470	15,991	11,479
Stacked Memory	21,490	17,401	4,089
Hard Drive/other	12,711	11,550	1,161

	$79,519	$59,815	$19,704

	Three Months Ended June 30, 2005
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$14,908	$12,895	$2,013
Flash Memory	7,802	7,057	745
Stacked Memory	1,186	952	234
Hard Drive	8,314	6,980	1,334

	$32,210	$27,884	$4,326

OEM:
Standard Memory	$7,817	$6,220	$1,597
Flash Memory	7,214	4,225	2,989
Stacked Memory	22,927	19,102	3,825
Other	100	46	54

	$38,058	$29,593	$8,465

Total:
Standard Memory	$22,725	$19,115	$3,610
Flash Memory	15,016	11,282	3,734
Stacked Memory	24,113	20,054	4,059
Hard Drive/other	8,414	7,026	1,388

	$70,268	$57,477	$12,791

	Six Months Ended June 30, 2006
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$21,842	$18,320	$3,522
Flash Memory	11,317	9,968	1,349
Stacked Memory	1,614	1,376	238
Hard Drive	22,524	19,968	2,556

	$57,297	$49,632	$7,665

OEM:
Standard Memory	$11,456	$9,603	$1,853
Flash Memory	37,218	20,799	16,419
Stacked Memory	38,901	32,533	6,368
Other	138	67	71

	$87,713	$63,002	$24,711

Total:
Standard Memory	$33,298	$27,923	$5,375
Flash Memory	48,535	30,767	17,768
Stacked Memory	40,515	33,909	6,606
Hard Drive/other	22,662	20,035	2,627

	$145,010	$112,634	$32,376

	Six Months Ended June 30, 2005
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$33,452	$29,412	$4,040
Flash Memory	16,396	14,779	1,617
Stacked Memory	3,160	2,450	710
Hard Drive	13,533	11,137	2,396

	$66,541	$57,778	$8,763

OEM:
Standard Memory	$13,538	$10,845	$2,693
Flash Memory	12,120	6,911	5,209
Stacked Memory	38,958	32,043	6,915
Other	359	164	195

	$64,975	$49,963	$15,012

Total:
Standard Memory	$46,990	$40,257	$6,733
Flash Memory	28,516	21,690	6,826
Stacked Memory	42,118	34,493	7,625
Hard Drive/other	13,892	11,301	2,591

	$131,516	$107,741	$23,775

Note 8 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill:

	As of June 30, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$400,000	$146,000	$254,000	$400,000	$107,000	$293,000
Customer relationships (five years)	900,000	240,000	660,000	900,000	157,000	743,000

Total intangible assets	$1,300,000	386,000	$914,000	$1,300,000	$264,000	$1,036,000

Goodwill	$1,682,000	$0	$1,682,000	$733,000	$0	$733,000

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The increase of $949,000 in goodwill is the result of $450,000 related to the acquisition of the flash controller group of the logic division of Integrated Circuit Solution Incorporation on January 15, 2006 and due to the Company determining the final tax liability of $499,000 related to the acquisition of Memtech SSD, Corporation. This tax liability related to Memtech’s fiscal year ended June 30, 2005 and was recorded to goodwill in the first quarter of 2006. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense for the three months ended June 30, 2006 of $61,000 and for the three months ended June 30, 2005 of $20,000. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $245,000, $245,000, $245,000, $218,000, and $83,000, respectively. Amortization is complete as of the end of 2010.

Note 9 — Shareholders’ Equity

The 2000 Stock Incentive Plan (the “Plan”) was adopted by the Company’s board of directors and approved by its shareholders in June 2000. On April 17, 2006, the Plan was amended and restated by the Board and approved by the Company’s shareholders on May 25, 2006. The Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the Plan as amended and restated, allows for the issuance of restricted stock units to officers and other employees, non-employee board members and consultants. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The Company’s board of directors or its compensation committee determines eligibility and vesting schedules for options and restricted stock units granted under the Plan. Options expire within a period of not more than ten years from the date of grant.

At June 30, 2006, the Plan provided for the issuance of up to 17,226,645 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

A summary of the option activity under the Plan is as follows:

	Shares	Weighted-Avg Option Price	Weighted-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	10,452,888	$4.25
Granted	25,000	4.16
Exercised	(821,349)	1.66
Forfeited/Expired	(243,784)	5.45

Outstanding, June 30, 2006	9,412,755	4.44	7.44	$2,083,000

Exercisable, June 30, 2006	9,387,755	4.44	7.44	2,083,000

The Company received $1,367,000 in cash proceeds for the exercise of 821,349 options with a $242,000 tax benefit for disqualifying dispositions of incentive stock options. The intrinsic value for options exercised for the three and six months ended June 30, 2006 was $1,267,000 and $1,779,000, respectively.

As of June 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $61,000, which the Company expects to recognize over a weighted-average period of 3.7 years.

At June 30, 2006, 3,477,218 shares of common stock were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.50 to $2.20	56,195	$1.94	5.61	56,195	$1.94
$2.20 to $3.30	2,396,513	3.00	6.63	2,396,513	3.00
$3.30 to $5.50	4,216,852	3.97	8.46	4,191,852	3.97
$5.50 to $6.60	1,944,495	5.77	6.11	1,944,495	5.77
$6.60 to $11.00	798,700	8.14	7.98	798,700	8.14

	9,412,755			9,387,755

There were no stock options granted during the three months ended June 30, 2006.

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

During the three months ended June 30, 2006, the Company issued 50,000 restricted stock units with a grant fair value of $3.89 per share determined by the closing price of the common stock on the issuance date of May 25, 2006. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The Company records compensation expense for the amount of the grant date fair value over the period which the restrictions lapse. There were no outstanding restricted stock units as of June 30, 2005.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2005, and changes during the six months ended June 30, 2006:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted units at December 31, 2005	—	—
Granted	50,000	$3.89
Forfeited	—	—
Non-vested restricted units at June 30, 2006	50,000	$3.89

As of June 30, 2006, there was approximately $190,000 of total unrecognized compensation expense related to non-vested restricted stock units granted under the Plan, as amended and restated.

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

Overview

SimpleTech, Inc. was originally incorporated in California in March 1990 as Simple Technology, Inc. Our name was then changed to SimpleTech, Inc. in May 2001. SimpleTech designs, develops, manufactures and markets custom and open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, we specialize in developing high-density DRAM memory modules and high-speed, high-capacity Flash solutions and memory cards used in sensitive and highly-volatile environments.

We sell our products through our Consumer and OEM Divisions. Our Consumer Division sells our products through a variety of distribution channels, including VARs, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products for industrial applications;

•	Targeting new customers for our value-add OEM DRAM memory solutions;

•	Increasing retail sales of our storage product line; and

•	Expanding our international OEM business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware form factors. We expanded our OEM Flash design capabilities and sales and marketing infrastructure through our acquisition in July 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of a division of Integrated Circuit Solution Incorporation, a Taiwanese company, and added a team of engineers in Taiwan specializing in Flash controller design. We believe that our continued investment in this area will positively impact the future growth of our OEM Flash revenues.

OEM Flash product revenue increased 183.3% from $7.2 million in the second quarter of 2005 to $20.4 million in the second quarter of 2006, and 207.4% from $12.1 million in the first half of 2005 to $37.2 million in the first half of 2006. We expect continued revenue growth from our OEM Flash product line for the remainder of 2006. OEM Flash product gross margins were our highest gross margin product line in each of the second quarters of 2006 and 2005 and the first half of 2006 and 2005.

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

In the past few years, we have invested in the design, development and launch of our product line of 3.5”, 3.5” NAS, 2.5” and 1” consumer external storage drives. As a result of our penetration into numerous major U.S. retailers in the past year and the introduction of our new form factor designed by the Pininfarina Group in Turin, Italy, we believe this product line is gaining momentum. Our external storage product revenue increased from $8.3 million in the second quarter of 2005 to $12.7 million in the second quarter of 2006.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 67.8% of our revenues in the first half of 2006, compared to 69.3% of our total revenues in the first half of 2005, and 68.8% of our revenues in the second quarter of 2006, compared to 70.9% of our revenues in the second quarter of 2005. The following table identifies each of our customers that accounted for more than 10.0% of our revenues in any of the three months and six months ended June 30, 2006 and 2005.

	Percentage of Revenues for the Three Months Ended June 30,		Percentage of Revenues for the Six Months Ended June 30,
Customer	2006	2005	2006	2005
CDW Logistics, Inc. (formerly CDW Computer Centers)	11.8%	14.5%	12.1%	16.1%
Micron Semiconductor	12.7%	14.7%	13.6%	*
Smart Modular	23.4%	23.8%	22.7%	21.6%

*	Data not provided since customer represented less than 10% of revenues.

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

International sales of our products accounted for 13.4% of our revenues in the first half of 2006, compared to 12.5% of our revenues in the first half of 2005, and 13.8% of our revenues in the second quarter 2006, compared to 12.5% of our revenues in the second quarter of 2005. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the three and six months ended June 30, 2006 or 2005. For the three and six months ended June 30, 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been, and expect to continue to be, impacted by seasonal purchasing patterns resulting in lower sales in the first and second quarters of each year. Other factors, including component price fluctuations and the launch of sales of products to new customers, may distort the effect of seasonality. Our ability to adjust our short-term operating expenses in response to fluctuations in revenues is limited. As a result, should revenues decrease to a level lower than expected in any given period, our results of operations would be harmed.

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

On December 19, 2005, our board of directors terminated our Employee Stock Purchase Plan, or ESPP, and approved the acceleration of the vesting of all then current unvested stock options awarded under our 2000 Stock Incentive Plan, including options held by our employees, officers, directors and consultants. All other terms and conditions applicable to such stock options, including the exercise prices, remain unchanged. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in our future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon our adoption of SFAS 123(R) on January 1, 2006. As a result of our adoption of SFAS 123(R), we are required to record compensation expense for all awards granted on and after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of December 31, 2005. We had outstanding unvested stock options to purchase an aggregate of 25,000 shares of common stock at June 30, 2006 and no outstanding unvested stock options as of December 31, 2005. In addition, we had 50,000 outstanding unvested restricted stock units at June 30, 2006 and no outstanding unvested restricted stock units as of December 31, 2005. Each restricted stock unit represents the right to receive one share of common stock as each restricted stock unit vests. For the three and six months ended June 30, 2006, we recorded stock-based compensation expense of $9,000 and $11,000, respectively, consisting of expenses related to employee stock options and employee restricted stock units which are included in research and development and general and administrative expenses. As of June 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our 2000 Stock Incentive Plan was $250,000, which we expect will be recognized over a weighted-average period of 3.7 years. We believe SFAS 123(R) will increase our compensation expense, could make our operating results less predictable and affect the way we compensate our employees or cause other changes in the way we conduct our business. As a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. See Notes 4 and 9 to our unaudited consolidated financial statements for additional information concerning our adoption of SFAS 123(R) and our 2000 Stock Incentive Plan.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.2	81.8	77.7	81.9

Gross profit	24.8	18.2	22.3	18.1
Operating expenses:
Sales and marketing	9.0	8.6	9.0	8.7
General and administrative	4.5	4.4	5.0	4.7
Research and development	2.8	2.3	2.9	2.2

Total operating expenses	16.3	15.3	16.9	15.6
Operating income	8.5	2.9	5.4	2.5
Interest income	0.6	0.6	0.7	0.7

Income before provision for income taxes	9.1	3.5	6.1	3.2
Provision for income tax	3.4	0.7	2.3	0.9

Net income	5.7	2.8	3.8	2.3

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Net Revenues. Our revenues were $79.5 million in the second quarter of 2006, compared to $70.3 million in the same period in 2005. Revenues increased 13.1% in the second quarter of 2006 due primarily to a 70.3% increase in unit shipments, partially offset by a 33.3% decrease in average sales price, or ASP, from $66 in the second quarter of 2005 to $44 in the second quarter of 2006. The decrease in our ASP resulted primarily from a shift in product mix and declining DRAM and Flash component prices. The increase in unit shipments resulted primarily from a 277.8% increase in OEM Flash memory units shipped and a 61.1% increase in Consumer external storage units shipped, partially offset by a 29.6% decrease in Consumer standard DRAM units shipped. OEM Flash product shipments increased from 153,000 units in the second quarter of 2005 to 578,000 units in the second quarter of 2006. Consumer external storage product shipments increased from 90,000 units in the second quarter of 2005 to 145,000 units in the second quarter of 2006.

Our Consumer Division revenues remained flat at $32.2 million in each of the second quarters of 2005 and 2006. Consumer Division standard memory revenues decreased by 20.7%, Flash memory revenues decreased by 9.6% and stacked memory revenues decreased by 40.6% in the second quarter of 2006. In addition, the ASP for Consumer Division products decreased by 30.0%. These decreases were offset by an increase of 52.2% in revenues from Consumer Division external storage sales and a 43.0% increase in units shipped.

Our OEM Division revenues increased 24.1% from $38.1 million in the second quarter of 2005 to $47.3 million in the second quarter of 2006. The increase in OEM Division revenues was due primarily to a 127.9% increase in OEM Division units shipped, partially offset by a 45.5% decrease in ASP from $112 in the second quarter of 2005 to $61 in the second quarter of 2006. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 153,000 units in the second quarter of 2005 to 578,000 units in the second quarter of 2006. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $28.0 million as of June 30, 2006, compared to $17.9 million as of June 30, 2005. Our Consumer Division backlog was $6.6 million as of June 30, 2006, compared to $2.6 million as of June 30, 2005. Our OEM Division backlog was $21.4 million as of June 30, 2006, compared to $15.3 million as of June 30, 2005. The increase in backlog at June 30, 2006 compared to June 30, 2005 was primarily due to increased orders primarily for our OEM Flash and Consumer external storage product lines in the second quarter of 2006. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $19.7 million in the second quarter of 2006, compared to $12.8 million in the same period in 2005. Gross profit as a percentage of revenues was 24.8% in the second quarter of 2006, compared to 18.2% in the second quarter of 2005. Gross profit as a percentage of revenue in the second quarter of 2006 increased due primarily to a shift in product mix toward higher gross profit margin OEM products. Gross profit for our Consumer Division as a percentage of Consumer Division revenues decreased from 13.4% in the second quarter of 2005 to 12.9% in the second quarter of 2006. Gross profit for our OEM Division as a percentage of OEM Division revenues increased from 22.2% in the second quarter of 2005 to 32.9% in the second quarter of 2006. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from an increase in OEM Flash product gross profit margin from 41.4% in the second quarter of 2005 to 51.6% in the second quarter of 2006 and an increase in overall revenues from OEM Flash products from $7.2 million in the second quarter of 2005 to $20.4 million in the second quarter of 2006.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $7.2 million in the second quarter of 2006, compared to $6.0 million in the second quarter of 2005. Sales and marketing expenses as a percentage of revenue were 9.0% in the second quarter of 2006, compared to 8.6% in the second quarter of 2005. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level, an increase in units shipped, the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia, and to support the continued revenue expansion of our OEM Flash products and our Consumer external storage products in the retail channel. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.6 million in the second quarter of 2006, compared to $3.1 million in the second quarter of 2005. General and administrative expenses as a percentage of revenues were 4.5% in the second quarter of 2006, compared to 4.4% in the second quarter of 2005. The increase in general and administrative expenses in absolute dollars was due primarily to an increase in payroll expense as a result of additional headcount and wage increases.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.2 million in the second quarter of 2006, compared to $1.6 million in the second quarter of 2005. Research and development expenses as a percentage of revenues were 2.8% in the second quarter of 2006, compared to 2.3% in the second quarter of 2005. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts related to our OEM Flash product line.

Interest Income and other, Net. Interest income and other, net was $506,000 in the second quarter of 2006 and $417,000 in the second quarter of 2005. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the second quarter of 2006 compared to the second quarter of 2005.

Provision for Income Taxes. The provision for income taxes increased from $537,000 in the second quarter of 2005 to $2.7 million in the second quarter of 2006. As a percentage of income before provision for income taxes, provision for income taxes increased from 21.7% in the second quarter of 2005 to 37.6% in the second quarter of 2006, due primarily to an income tax audit refund from the California Franchise Tax Board of $235,000 in the second quarter of 2005 and certain research and development tax credits which expired at the end of 2005.

Net Income. Net income was $4.5 million in the second quarter of 2006, compared to $1.9 million in the second quarter of 2005.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Net Revenues. Our revenues were $145.0 million in the first half of 2006, compared to $131.5 million in the same period in 2005. Revenues increased 10.3% in the first half of 2006 due primarily to a 45.5% increase in unit shipments, partially offset by a 25.0% decrease in average sales price, or ASP, from $64 in the first half of 2005 to $48 in the first half of 2006. The decrease in our ASP resulted primarily from a shift in product mix and declining DRAM and Flash component prices. The increase in unit shipments resulted primarily from a 359.4% increase in OEM Flash memory units shipped and a 50.3% increase in Consumer external storage units shipped, partially offset by a 37.7% decrease in Consumer standard DRAM units shipped. OEM Flash product shipments increased from 234,000 units in the first half of 2005 to 1,075,000 units in the first half of 2006. Consumer external storage product shipments increased from 169,000 units in the first half of 2005 to 254,000 units in the first half of 2006.

Our Consumer Division revenues decreased 13.8% from $66.5 million in the first half of 2005 to $57.3 million in the first half of 2006. Consumer Division revenues decreased in the first half of 2006 due primarily to a 15.9% decrease in Consumer Division ASP from $44 in the first half of 2005 to $37 in the first half of 2006, partially offset by a 3.6% increase in Consumer Division unit volume resulting primarily from a 24.7% increase in Flash memory units shipped and a 50.1% increase in external storage units shipped. The decrease in Consumer Division ASP resulted from declines in DRAM and Flash component pricing in the first half of 2006 compared to the first half of 2005.

Our OEM Division revenues increased 34.9% from $65.0 million in the first half of 2005 to $87.7 million in the first half of 2006. The increase in OEM Division revenues was due primarily to a 158.3% increase in OEM Division units shipped, partially offset by a 47.4% decrease in ASP from $116 in the first half of 2005 to $61 in the first half of 2006. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 234,000 units in the first half of 2005 to 1,075,000 units in the first half of 2006. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products.

Gross Profit. Our gross profit was $32.4 million in the first half of 2006, compared to $23.8 million in the same period in 2005. Gross profit as a percentage of revenues was 22.3% in the first half of 2006, compared to 18.1% in the same period in of 2005. Gross profit as a percentage of revenue in the first half of 2006 increased due primarily to a shift in product mix toward higher gross profit margin OEM products. Gross profit for our Consumer Division as a percentage of Consumer Division revenues increased slightly from 13.2% in the first half of 2005 to 13.4% in the first half of 2006. Gross profit for our OEM Division as a percentage of OEM Division revenues increased from 23.1% in the first half of 2005 to 28.2% in the first half of 2006. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from a shift in product mix and an increase in OEM Flash product gross profit margin from 43.0% in the half of 2005 to 44.1% in the first half of 2006 as we significantly expanded revenues from this product line from $12.1 million in the first half of 2005 compared to $37.2 million in the first half of 2006.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $13.0 million in the first half of 2006, compared to $11.4 million in the first half of 2005. Sales and marketing expenses as a percentage of revenue were 9.0% in the first half of 2006, compared to 8.7% in the first half of 2005. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level, an increase in units shipped and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia, and to support the continued expansion of our OEM Flash products and our Consumer external storage products in the retail channel. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.2 million in the first half of 2006, compared to $6.2 million in the first half of 2005. General and administrative expenses as a percentage of revenues were 5.0% in the first half of 2006, compared to 4.7% in the first half of 2005. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue was due primarily to an increase in bad debt expense, additional payroll expense and severance costs.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $4.3 million in the first half of 2006, compared to $2.9 million in the first half of 2005. Research and development expenses as a percentage of revenues were 2.9% in the first half of 2006, compared to 2.2% in the fist half of 2005. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts related to our OEM Flash product line.

Interest Income and other, Net. Interest income and other, net was $981,000 in the first half of 2006 and $852,000 in the first half of 2005. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the first half of 2006 compared to the first half of 2005.

Provision for Income Taxes. The provision for income taxes increased from $1.2 million in the first half of 2005 to $3.3 million in the first half of 2006. As a percentage of income before provision for income taxes, provision for income taxes increased from 28.3% in the first half of 2005 to 36.9% in the first half of 2006, due primarily to an income tax audit refund from the California Franchise Tax Board of $235,000 in the second quarter of 2005 and certain research and development tax credits which expired at the end of 2005.

Net Income. Net income was $5.6 million in the first half of 2006, compared to $3.0 million in the first half of 2005.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of June 30, 2006, we had working capital of $117.5 million, including $55.2 million of cash and cash equivalents, compared to working capital of $113.2 million, including $60.0 million of cash and cash equivalents as of December 31, 2005 and working capital of $114.8 million, including $60.5 million of cash and cash equivalents as of June 30, 2005. Current assets were 4.2 times current liabilities at June 30, 2006, compared to 5.1 times current liabilities at December 31, 2005, and 5.9 times current liabilities at June 30, 2005.

Cash Used in Operating Activities in the Six Months Ended June 30, 2006 and 2005

Net cash used by operating activities was $3.3 million for the six months ended June 30, 2006 and resulted primarily from a $15.4 million increase in accounts receivable, net of allowances, and an $8.7 million increase in inventory, net of reserves, partially offset by, net income of $5.6 million, non-cash depreciation and amortization of $2.0 million, non-cash accounts receivable provisions and inventory obsolescence expense of $3.4 million, a decrease in other assets of $1.1 million, an increase in accounts payable of $7.6 million and a $1.7 million increase in accrued and other liabilities. Accounts receivable, net of allowances, increased primarily due to an increase in sales for the OEM Division Flash product line orders and the continued growth of our external storage product line in the retail channel. Inventory, net of reserves increased due to the increase in sales as noted above, and due to new inventory consignment arrangements at two major retailers. Net cash used in operating activities was $10.6 million for the six months ended June 30, 2005 and resulted primarily from a $13.8 million increase in inventory, net of reserves, and a $3.1 million increase in accounts receivable, net of allowances, partially offset by net income of $3.0 million and a $1.8 million increase in accounts payable. Inventory, net of reserves, increased primarily to support OEM Division orders and the continued growth of our external storage product line in the retail channel.

Cash Used in Investing Activities for the Six Months Ended June 30, 2006 and 2005

Net cash used by investing activities was $3.1 million for the six months ended June 30, 2006, attributable primarily to cash consideration of $500,000 paid for the acquisition of a division of Integrated Circuit Solution Incorporation in January 2006 and $2.6 million in purchases of furniture, fixtures and equipment. Net cash provided by investing activities was $9.2 million for the six months ended June 30, 2005, attributable primarily to $10.0 million of redemptions of marketable securities, partially offset by $834,000 in purchases of furniture, fixtures and equipment.

Cash Provided in Financing Activities for the Six Months Ended June 30, 2006 and 2005

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2006 and resulted from $1.4 million of proceeds realized from the exercise of stock options and a $242,000 tax benefit from employee stock option exercises. Net cash used by financing activities was $11.4 million for the six months ended June 30, 2005 and resulted primarily from the $11.8 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $349,000 related to our employee stock purchase plan and stock option exercises.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at June 30, 2006. We do not have off-balance sheet financing arrangements as of June 30, 2006.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$7,551,000	$1,061,000	$1,575,000	$1,266,000	$3,649,000
Non-cancelable capital equipment purchase commitments	$291,000	$291,000	$—	$—	$—
Non-cancelable inventory purchase commitments	$25,649,000	$25,649,000	$—	$—	$—
Other non-cancelable purchase commitments	$1,443,000	$1,443,000	$—	$—	$—
Total	$34,934,000	$28,444,000	$1,575,000	$1,266,000	$3,649,000

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first six months ended June 30, 2006 and 2005.

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

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Sales and marketing incentives amounted to $3.3 million and $2.3 million for each of the three months ended June 30, 2006 and 2005, respectively, of which $3.2 million and $2.1 million, respectively, were offset against revenues, and $121,000 and $184,000, respectively, were charged as an operating expense. Sales and marketing incentives amounted to $6.1 million and $4.5 million for each of the six months ended June 30, 2006 and 2005, respectively, of which $6.0 million and $4.2 million, respectively, were offset against revenues, and $131,000 and $340,000, respectively were charged as an operating expense.

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

At June 30, 2006, our cash and cash equivalents were $55.2 million invested in money market and other interest bearing accounts.

From time to time, we invest in marketable securities, however, at June 30, 2006, our investment in marketable securities was $0.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $552,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of June 30, 2006 were as follows:

	Expected Maturity Date		Total	Fair Value 6/30/2006
	Before July 1, 2007	Thereafter
Investments
Cash and cash equivalents:
Money Market Funds	$55,213,000	$0	$55,213,000	$55,213,000
Weighted average interest rate	3.38%		3.38%	3.38%
Total cash and cash equivalents	$55,213,000	$0	$55,213,000	$55,213,000
Weighted average interest rate	3.38%		3.38%	3.38%

Foreign Currency Exchange Rate Risk

More than 95.0% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase a majority of all of our DRAM and Flash components from local distributors of Japanese, Korean and Taiwanese suppliers. Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials. To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

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

Typically, IC devices represent more than 90% of the component costs of our manufactured Flash products and DRAM modules. We are dependent on a small number of suppliers that supply Flash and DRAM components. We have no long-term DRAM or Flash IC device supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of Flash IC devices we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung currently supplies substantially all of the IC devices used in our Flash memory products. Elpida, Infineon Technologies and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. In addition, Western Digital and Bell Microproducts currently supply a majority of the raw hard drives used in our external storage products. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Bell Microproducts, Elpida, Infineon Technologies and Samsung are disrupted or terminated, our ability to manufacture and sell our DRAM and Flash products would be harmed and our business would be adversely affected.

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

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of June 30, 2006, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $190,000 and $176,000 in the three months ended June 30, 2006 and 2005, respectively, and $374,000 and $701,000 in the six months ended June 30, 2006 and 2005, respectively.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 68.8% and 67.8% of our revenues in the three and six months ended June 30, 2006, respectively, compared to 70.9% and 69.3% of our revenues in the three and six months ended June 30, 2005, respectively. Our ten largest Consumer Division customers accounted for an aggregate of 78.7% and 77.3% of our Consumer Division revenues in the three and six months ended June 30, 2006, respectively, or 31.9% and 30.5% of our revenues in the three and six months ended June 30, 2006, respectively, compared to 66.4% and 66.2% of our Consumer Division revenues in the three and six months ended June 30, 2005, respectively, or 30.4% and 33.5% of our revenues, in the three and six months ended June 30, 2005, respectively. The following table sets forth certain information about our Consumer Division customer that accounted for more than 10.0% of our revenues in any of the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005		Six Months Ended June 30, 2006		Six months Ended June 30, 2005
Consumer Division Customer(s)	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues
CDW Logistics, Inc. (formerly CDW Computer Centers)	11.8%	29.0%	14.5%	31.7%	12.1%	30.6%	16.1%	31.8%

Our ten largest OEM Division customers accounted for an aggregate of 78.6% and 78.2% of our OEM Division revenues in the three and six months ended June 30, 2006, respectively, or 46.7% and 47.3% of our revenues in the three and six months ended June 30, 2006, respectively, compared to 88.3% and 86.7% of our OEM Division revenues in the three and six months ended June 30, 2005, respectively, or 47.8% and 42.8% of our revenues in the three and six months ended June 30, 2005, respectively. The following table sets forth certain information about each of our OEM Division customers that accounted for more than 10.0% of our revenues in any of the three or six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005		Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
OEM Division Customer(s)	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues
Smart Modular	23.4%	39.4%	23.8%	43.9%	22.7%	37.5%	21.6%	43.6%
Micron Semiconductor	12.7%	21.4%	14.7%	27.2%	13.6%	22.5%	*	*

*	Data not provided since customer represented less than 10% of total revenues.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our recent acquisition of Memtech, SSD Corporation, the assets of a division of Integrated Circuit Solution Incorporation, and any potential future acquisitions also involve numerous risks, including, among others:

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 61.1% of our outstanding common stock at July 31, 2006 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

Our Consumer Division depends on our third-party contract manufacturers and our business could be harmed if our contract manufacturers do not perform as expected.

Our Consumer Division relies on third-party contract manufacturers for the manufacture and assembly of certain our of DRAM, Flash and external storage products. From time- to- time, our contract manufacturers have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current contract manufacturers or qualify and engage additional contract manufacturers, we may not be able to meet demand for our products. We do not have long-term contracts with our existing contract manufacturers nor do we expect to have long-term contracts with any new contract manufacturers. We cannot, and will not, be able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our contract manufacturers. In these arrangements we do not have complete visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our contract manufacturers, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

To manage our growth, we may need to improve our systems, controls and procedures and relocate portions of our business to new or larger facilities.

We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time- to- time, we may need to relocate portions of our business to new or larger facilities which could result in disruption of our business or operations. For example, we are planning to establish additional manufacturing capacity by adding a third manufacturing shift at our corporate headquarters in the next quarter and we are also exploring the possible addition of a new manufacturing facility in Asia within the next several years. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.

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

The Flash-based storage market is constantly undergoing rapid technological change and evolving industry standards. Many consumer devices, such as digital cameras, PDAs and smartphones, may transition to emerging Flash memory formats, which we do not currently manufacture and do not have rights to manufacture. This will likely result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash, Secure Digital, Mini-SD and MultiMedia cards. If we decide to manufacture Flash products utilizing emerging formats, we may be required to secure licensing arrangements to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply all Flash card formats at competitive prices or if we were to have product shortages, our revenues could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

The manufacturing of our OEM Division products is complex and subject to yield problems, which could decrease available supply and increase costs.

The manufacture of our OEM Division Flash memory products, stacked DRAM products and Flash controllers is a complex process, and it is often difficult for companies to achieve acceptable product yields. Reduced yields could decrease available supply and increase costs. Flash controller yields depend on both our product design and the manufacturing process technology unique to our semiconductor foundry partners. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

Our failure to successfully promote our brand and achieve strong brand recognition in target markets could limit or reduce the demand for our products and services in those markets.

We believe that brand recognition will be important to our ability of our Consumer Division to succeed as the digital media and external storage markets continue to develop. We plan to continue to invest in marketing programs to create and maintain prominent brand awareness. If we fail to promote our brand successfully, or if the expenses associated with doing so become increasingly high, our business may not grow as we anticipate. Some of our competitors, some of whom have significantly more resources to promote their own brands than we do, have been aggressively promoting their Flash and external storage product brands through various advertising campaigns, promotions and rebate programs. If we are unable to effectively maintain and build brand recognition for our products or if our products exhibit poor performance or other defects, our brand may be adversely affected, which would inhibit our ability to attract or retain customers.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 13.8% and 13.4% of our revenues for the three and six months ended June 30, 2006, respectively, and 12.5% and 12.5% of our revenues for the three and six months ended June 30, 2005, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in the three and six months ended June 30, 2006 or 2005. For the three and six months ended June 30, 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

We have experienced quarterly and annual losses in the past and may experience losses in the future.

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

We held our 2006 Annual Meeting of Shareholders on May 25, 2006 in Irvine, California. At the Annual Meeting, the following matters were considered and voted upon:

Proposal No. 1: The election of seven directors to serve on our board of directors until the 2007 Annual Meeting of Shareholders or until their successors are duly elected and qualified.

At the Annual Meeting, our shareholders elected all of the director nominees as directors. The vote for each director nominee was as follows:

Name	For	Withheld
Manouch Moshayedi	42,044,171	2,646,493
Mike Moshayedi	42,047,971	2,642,693
Mark Moshayedi	42,021,971	2,668,693
Dan Moses	41,939,392	2,751,272
Rajat Bahri	44,079,505	611,159
F. Michael Ball	44,245,425	445,239
James J. Peterson	44,246,489	444,175

Proposal No. 2: To approve an amendment and restatement of our 2000 Stock Incentive Plan, which would, among other things, (1) change the character of equity awards available under the plan to include other stock-based awards, such as restricted stock units, (2) designate a series of performance criteria that may be utilized in the future as a condition to the vesting of one or more stock issuances or other stock-based awards under the plan, (3) eliminate the salary investment option grant and director fee option grant programs currently authorized under the plan, (4) eliminate the financing provisions previously available under the plan and (5) effect various technical revisions to facilitate the administration of the plan.

At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

For	Against	Abstained	Broker Non-Votes
32,562,387	3,724,756	1,321,391	7,082,130

Proposal No. 3: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

For	Against	Abstained	Broker Non-Votes
44,601,690	51,223	37,750	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description

31.1		Section 302 Certification of Chief Executive Officer

31.2		Section 302 Certification of Chief Financial Officer

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC., a California corporation

Date: August 11, 2006	/s/ DAN MOSES
Dan Moses Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.