Form 10-Q
period 2006-09-30
SIMPLETECH INC
filed 2006-11-14
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 31, 2006 was 47,482,431.

SIMPLETECH, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Except as otherwise noted in this report, “SimpleTech,” the “Company,” “we,” “us” and “our” collectively refer to SimpleTech, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIMPLETECH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash and cash equivalents	$37,826	$60,006
Accounts receivable, net of allowances of $2,966 at September 30, 2006 and $878 at December 31, 2005	60,912	38,630
Inventory, net	75,504	37,108
Deferred income taxes	2,317	1,410
Other current assets	1,926	3,825

Total current assets	178,485	140,979

Furniture, fixtures and equipment, net	10,578	8,231
Intangible assets	852	1,036
Goodwill	1,682	733
Other long-term assets	1,773	1,647
Deferred income taxes	2,429	2,515

Total assets	$195,799	$155,141

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$38,637	$20,564
Accrued and other liabilities (Note 5)	8,697	7,195

Total liabilities	47,334	27,759

Commitments and contingencies (Note 6)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,472,531 shares issued and outstanding as of September 30, 2006 and 45,043,568 shares issued and outstanding as of December 31, 2005	47	45
Additional paid-in capital	120,285	111,576
Retained earnings	28,133	15,761

Total shareholders’ equity	148,465	127,382

Total liabilities and shareholders’ equity	$195,799	$155,141

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$92,785	$67,221	$237,795	$198,737
Cost of revenues	69,463	53,313	182,097	161,054

Gross profit	23,322	13,908	55,698	37,683

Sales and marketing	7,137	6,352	20,182	17,750
General and administrative	3,049	3,279	10,282	9,459
Research and development	2,543	1,805	6,808	4,709

Total operating expenses	12,729	11,436	37,272	31,918
Operating income	10,593	2,472	18,426	5,765
Interest income and other	397	367	1,378	1,219

Income before provision for income taxes	10,990	2,839	19,804	6,984
Provision for income taxes	4,178	999	7,432	2,175

Net income	$6,812	$1,840	$12,372	$4,809

Net income per share:
Basic	$0.15	$0.04	$0.27	$0.11

Diluted	$0.14	$0.04	$0.26	$0.10

Shares used in net income per share computation:
Basic	46,456	44,761	45,773	45,326

Diluted	48,489	46,668	47,156	46,809

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flow from operating activities:
Net income	$12,372	$4,809
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,106	2,199
Loss (gain) on sale of furniture, fixtures and equipment	1	61
Accounts receivable provisions	3,976	753
Inventory excess and obsolescence expense	1,611	664
Deferred income taxes	(821)	989
Stock-based compensation expense	5	366
Change in operating assets and liabilities:
Accounts receivable	(27,258)	1,212
Inventory	(40,007)	(17,775)
Other assets	976	(1,240)
Accounts payable	18,073	11,163
Accrued and other liabilities	1,502	(1,264)

Net cash (used in) provided by operating activities	(26,464)	1,937

Cash flows from investing activities:
Sales of marketable securities, net	—	9,972
Purchase of Memtech SSD Corp., net of cash acquired and including transaction costs	—	(1,561)
Acquisition of business	(500)	—
Purchase of furniture, fixtures and equipment	(3,922)	(3,479)
Proceeds from sale of furniture, fixtures and equipment	—	39

Net cash (used in) provided by investing activities	(4,422)	4,971

Cash flows from financing activities:
Proceeds from exercise of stock options	6,729	—
Tax benefit of employee stock option exercise	1,977	—
Stock buyback	—	(11,827)
Proceeds from issuance of common stock	—	1,237

Net cash provided by (used in) financing activities	8,706	(10,590)

Net decrease in cash	(22,180)	(3,682)
Cash and cash equivalents at beginning of period	60,006	73,346

Cash and cash equivalents at end of period	$37,826	$69,664

Supplemental schedule of noncash investing activities:
Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$1,000

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of SimpleTech, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at September 30, 2006, the consolidated results of operations for each of the three and nine months ended September 30, 2006 and 2005, and the consolidated results of cash flows for each of the nine months ended September 30, 2006 and 2005, have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2005 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	15%	20%	17%	18%	15%	22%	17%	20%
Customer B	*	16%	*	14%	*	15%	*	16%
Customer C	*	11%	11%	15%	*	12%	11%	16%

Total	15%	47%	28%	47%	15%	49%	28%	52%

*	Less than 10%

For each of the three months ended September 30, 2006 and 2005, international sales comprised 13% and 11%, respectively, of the Company’s revenues. For each of the nine months ended September 30, 2006 and 2005, international sales comprised 13% and 12%, respectively, of the Company’s revenues. During these periods, no single foreign country accounted for more than 10% of revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Warranties:

The Company’s products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. Historically, the costs of repairs or replacement have been immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor Products.” Sales and marketing incentives amounted to $5.9 million and $2.1 million for each of the three months ended September 30, 2006 and 2005, respectively, of which $5.9 million and $2.0 million, respectively, were offset against revenues, and $20,000 and $112,000, respectively, were charged as an operating expense. Sales and marketing incentives amounted to $12.1 million and $6.6 million for each of the nine months ended September 30, 2006 and 2005, respectively, of which $11.9 million and $6.2 million, respectively, were offset against revenues, and $151,000 and $452,000, respectively were charged as an operating expense.

Consideration generally given by the Company to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if the Company receives an identifiable benefit in return for the consideration given to its customer that is sufficiently separable from the Company’s sales to that customer, such that the Company could have paid an independent company to receive that benefit, and the Company can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. The Company estimates the fair value of the benefits it receives by tracking the advertising done by its customers on the Company’s behalf and calculating the value of that advertising using a comparable rate for similar publications.

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing expenses. For each of the three and nine months ended September 30, 2006 shipping and handling costs were $1.0 million and $2.7 million, respectively, compared to $604,000 and $1.6 million for each of the three and nine months ended September 30, 2005, respectively. Amounts billed to customers for shipping and handling are included in revenues. For each of the three and nine months ended September 30, 2006 shipping and handling costs billed to customers were $51,000 and $209,000, respectively, compared to $65,000 and $239,000 for each of the three and nine months ended September 30, 2005, respectively.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the U.S. statutory tax rate for each of the three and nine months ended September 30, 2006 and 2005 reflects the benefit of tax exempt interest income, the recognition of federal tax credits related to research and development in 2005, increased by the net impact of state taxes in 2006 and decreased by the state benefit related to research and development credits and enterprise zone hiring credits in 2005 and 2006.

New accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its reported results from operations or financial position.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

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

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The valuation is finalized and the allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in goodwill as follows:

(In thousands)
Current assets	$—
Fixed assets	1,050

Fair value of tangible assets acquired	1,050
Goodwill	450

Consideration	$1,500

Note 4 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 7,632,141 and 10,110,879 shares of common stock were outstanding at September 30, 2006 and 2005, respectively. In addition, 206,000 restricted stock units payable in shares of common stock were outstanding at September 30, 2006. There were no outstanding restricted stock units at September 30, 2005. For each of the three months ended September 30, 2006 and 2005, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 2,032,942 and 1,907,889, respectively. For each of the nine months ended September 30, 2006 and 2005, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,383,294 and 1,483,286, respectively.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which was issued in December 2004. SFAS 123(R) is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation expense is recognized for equity instruments for which employees do not render service. The Company adopted SFAS No. 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

On December 19, 2005, the Company’s board of directors approved the termination of its Employee Stock Purchase Plan (“ESPP”) and the acceleration of the vesting of all then current unvested stock options awarded under its 2000 Stock Incentive Plan, including stock options held by its employees, officers, directors and consultants. These unvested stock options consisted of both “in-the-money” as well as “out-of-the-money” options. Based upon the closing price of SimpleTech common stock of $3.79 per share on December 19, 2005, approximately 47% of the total accelerated stock options were “in-the-money” with a weighted average exercise price of $3.20 per share. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation expense associated with the options with accelerated vesting in the pro forma disclosure. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in the Company’s future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon the Company’s adoption of Statement SFAS 123(R) on January 1, 2006. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s share based compensation expense related to stock options was $4,000 and $10,000 for the three and nine months ended September 30, 2006, respectively. In addition, the Company’s share-based compensation expense related to restricted stock was $46,000 and $51,000 for the three and nine months ended September 30, 2006.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The table below sets forth the Company’s pro forma information for the three and nine months ended September 30, 2005, assuming the Company had determined compensation expense for awards under stock option plans based on the fair value at the grant date.

(In thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,840	$4,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,027)	(2,977)

Pro forma net income	$813	$1,832

Income per share:
Basic—as reported	$0.04	$0.11

Basic—pro forma	$0.02	$0.04

Diluted—as reported	$0.04	$0.11

Diluted—pro forma	$0.02	$0.04

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon the historical volatility of our stock for a period approximating the expected life. The risk-free interest rate is estimated using the U.S. Treasury rates corresponding to the grant date and expected life. Dividend yield is based on our history of dividend payouts. The expected life of options granted is estimated based on historical exercise patterns and represents the period of time the options are expected to be outstanding.

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for each of the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected volatility	63%	63%
Weighted-average risk-free interest rate	3.84% to 4.28%	3.63% to 4.28%
Dividend yield	none	none
Average expected life	5	5
Weighted-average grant-date fair value	$2.39	$2.20

Note 5 — Supplemental Balance Sheet Information

Inventory consists of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials	$34,262	$22,994
Work-in-progress	7,838	1,132
Finished goods	36,700	14,938

	78,800	39,064
Valuation allowances	(3,296)	(1,956)

Inventory, net	$75,504	$37,108

The Company has had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were $460,000 and $1,611,000 in the three and nine months ended September 30, 2006, respectively, compared to $164,000 and $664,000 in the three and nine months ended September 30, 2005, respectively. In addition, the Company offers some of its Consumer Division customers limited price protection rights for inventories of the Company’s products held by them. If the Company reduces the list price of its products, these customers may receive credits from the Company. The Company incurred price protection charges of $1.6 million and $2.9 million in the three and nine months ended September 30, 2006, respectively, compared to $84,000 and $665,000 in the three and nine months ended September 30, 2005, respectively. The Company also offers rebate programs through some of its Consumer Division customers to end-users. The Company incurred rebate charges of $1.5 million and $2.8 million in the three and nine months ended September 30, 2006, respectively, compared to $30,000 and $360,000 in the three and nine months ended September 30, 2005, respectively. Rebate charges increased significantly in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 due primarily to the expansion of the Company’s revenues from the retail channel, which typically involves the frequent use of rebate programs.

Accrued and other liabilities consisted of the following as of:

(in thousands)	September 30, 2006	December 31, 2005
Payroll costs	$4,860	$3,423
Marketing	2,308	2,148
Other	1,529	1,624

Total	$8,697	$7,195

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

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. The Company has submitted the defense of this lawsuit to its insurance carrier. Also, it has notified all of the suppliers who have supplied the Company with the hard drives involved, since the Company believes that those suppliers have a legal duty to indemnify the Company in the event that SimpleTech has to pay any damages. There can be no assurance, however, that the Company’s insurance carrier will ultimately agree to defend this lawsuit on the Company’s behalf or that any of the Company’s suppliers will indemnify the Company for any damages resulting from this lawsuit. As of September 30, 2006, no amounts have been recorded in the consolidated financial statements for this matter, as management believes an unfavorable outcome is not probable.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

Indemnification

The Company has agreements whereby the Company indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and should enable the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated potential liability related to these indemnification agreements is minimal. All of these indemnification agreements, except for the agreement for James Peterson and Rajat Bahri who joined the Board of Directors in January 2003 and November 2005, respectively, were grandfathered under the provisions of Financial Accounting Standards Board interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

In addition, a number of the Company’s product sales and product purchase agreements provide that the Company will defend, indemnify and hold harmless its customers and suppliers from damages and costs which may arise from product warranty claims or claims for injury or damage resulting from defects in the Company’s products. The term of these indemnification obligations are generally one to seven years. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company maintains insurance to protect against certain claims associated with the use of its products, but its insurance coverage may not be adequate to cover all or any part of the claims asserted against the Company. As a result, the Company believes the estimated fair value of these indemnification obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

Other Commitments

The Company is subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, the Company may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2006, the Company has not been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that the Company will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $113,000 and $87,000 in each of the three months ended September 30, 2006 and 2005, respectively, and $487,000 and $788,000 in each of the nine months ended September 30, 2006 and 2005, respectively.

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

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

	Three Months Ended September 30, 2006
(In thousands)	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$15,395	$13,442	$1,953
Flash Memory	7,316	6,438	878
Stacked Memory	838	616	222
Hard Drive	15,481	13,782	1,699

	$39,030	$34,278	$4,752

OEM:
Standard Memory	$6,551	$5,774	$777
Flash Memory	24,837	11,904	12,933
Stacked Memory	21,852	17,453	4,399
Other	515	54	461

	$53,755	$35,185	$18,570

Total:
Standard Memory	$21,946	$19,216	$2,730
Flash Memory	32,153	18,342	13,811
Stacked Memory	22,690	18,069	4,621
Hard Drive/other	15,996	13,836	2,160

	$92,785	$69,463	$23,322

	Three Months Ended September 30, 2005
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$15,908	$13,972	$1,936
Flash Memory	9,280	8,047	1,233
Stacked Memory	1,348	1,034	314
Hard Drive	7,839	6,307	1,532

	$34,375	$29,360	$5,015

OEM:
Standard Memory	$3,748	$2,819	$929
Flash Memory	14,548	8,522	6,026
Stacked Memory	14,464	12,568	1,896
Other	86	44	42

	$32,846	$23,953	$8,893

Total:
Standard Memory	$19,656	$16,791	$2,865
Flash Memory	23,828	16,569	7,259
Stacked Memory	15,812	13,602	2,210
Hard Drive/other	7,925	6,351	1,574

	$67,221	$53,313	$13,908

	Nine Months Ended September 30, 2006
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$37,237	$31,762	$5,475
Flash Memory	18,633	16,406	2,227
Stacked Memory	2,452	1,992	460
Hard Drive	38,005	33,750	4,255

	$96,327	$83,910	$12,417

OEM:
Standard Memory	$18,007	$15,377	$2,630
Flash Memory	62,055	32,703	29,352
Stacked Memory	60,753	49,986	10,767
Other	653	121	532

	$141,468	$98,187	$43,281

Total:
Standard Memory	$55,244	$47,139	$8,105
Flash Memory	80,688	49,109	31,579
Stacked Memory	63,205	51,978	11,227
Hard Drive/other	38,658	33,871	4,787

	$237,795	$182,097	$55,698

	Nine Months Ended September 30, 2005
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$49,360	$43,384	$5,976
Flash Memory	25,676	22,826	2,850
Stacked Memory	4,508	3,484	1,024
Hard Drive	21,372	17,444	3,928

	$100,916	$87,138	$13,778

OEM:
Standard Memory	$17,286	$13,664	$3,622
Flash Memory	26,668	15,433	11,235
Stacked Memory	53,422	44,611	8,811
Other	445	208	237

	$97,821	$73,916	$23,905

Total:
Standard Memory	$66,646	$57,048	$9,598
Flash Memory	52,344	38,259	14,085
Stacked Memory	57,930	48,095	9,835
Hard Drive/other	21,817	17,652	4,165

	$198,737	$161,054	$37,683

Note 8 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill:

	As of September 30, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$400,000	$167,000	$233,000	$400,000	$107,000	$293,000
Customer relationships (five years)	900,000	281,000	619,000	900,000	157,000	743,000

Total intangible assets	$1,300,000	$448,000	$852,000	$1,300,000	$264,000	$1,036,000

Goodwill	$1,682,000	$—	$1,682,000	$733,000	$—	$733,000

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The increase of $949,000 in goodwill is the result of $450,000 related to the acquisition of the flash controller group of the logic division of Integrated Circuit Solution Incorporation on January 15, 2006 and due to the Company determining the final tax liability of $499,000 related to the acquisition of Memtech SSD, Corporation. This tax liability related to Memtech’s fiscal year ended June 30, 2005 and was recorded to goodwill in the first quarter of 2006. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $61,000 and $20,000 for each of the three months ended September 30, 2006 and 2005, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of year ending December 31, 2006 and the years ending December 31, 2007, 2008, 2009 and 2010 is $61,000, $245,000, $245,000, $218,000, and $83,000, respectively. Amortization will be completed as of the end of 2010.

Note 9 — Shareholders’ Equity

The 2000 Stock Incentive Plan (the “Plan”) was adopted by the Company’s board of directors and approved by its shareholders in September 2000. On April 17, 2006, the Plan was amended and restated by the Board and approved by the Company’s shareholders on May 25, 2006. The Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the Plan as amended and restated, allows for the issuance of restricted stock units to officers and other employees, non-employee board members and consultants. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The Company’s board of directors, its compensation committee or its equity awards committee determines eligibility and vesting schedules for options and restricted stock units granted under the Plan. Options expire within a period of not more than ten years from the date of grant.

At September 30, 2006, the Plan provided for the issuance of up to 17,226,648 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

A summary of the option activity under the Plan is as follows:

	Shares	Weighted-Avg Option Price	Weighted-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	10,452,888	$4.25
Granted	25,000	4.16
Exercised	(2,428,963)	2.97
Forfeited/Expired	(416,784)	6.18
Outstanding, September 30, 2006	7,632,141	4.54	7.24	$35,046,000
Exercisable, September 30, 2006	7,607,141	4.55	7.24	34,922,000

The Company received $6,729,000 in cash proceeds for the exercise of 2,428,963 options with a $1,977,000 tax benefit for disqualifying dispositions of incentive stock options. The intrinsic value for options exercised for the three and nine months ended September 30, 2006 was $5,098,000 and $6,877,000, respectively.

As of September 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $57,000, which the Company expects to recognize over a weighted-average period of 3.4 years.

At September 30, 2006, 3,700,218 shares of common stock were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.50 to $2.20	19,520	$1.94	5.75	19,520	$1.94
$2.20 to $3.30	1,553,049	3.01	6.34	1,553,049	3.01
$3.30 to $5.50	3,684,603	3.98	8.19	3,659,603	3.98
$5.50 to $6.60	1,715,269	5.78	5.87	1,715,269	5.78
$6.60 to $11.00	659,700	8.19	7.70	659,700	8.19

	7,632,141			7,607,141

There were no stock options granted during the three months ended September 30, 2006.

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

During the nine months ended September 30, 2006, the Company issued 206,000 restricted stock units with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The Company records compensation expense for the amount of the grant date fair value over the period which the restrictions lapse. There were no outstanding restricted stock units as of September 30, 2005.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2005, and changes during the nine months ended September 30, 2006:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted units at December 31, 2005	—	$—
Granted	206,000	3.89
Forfeited	—	—

Non-vested restricted units at September 30, 2006	206,000	$3.89

As of September 30, 2006, there was approximately $752,000 of total unrecognized compensation expense related to non-vested restricted stock units granted under the Plan, as amended and restated.

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

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware form factors. We expanded our OEM Flash design capabilities and sales and marketing infrastructure through our acquisition in July 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of the Flash controller group of the logic division of Integrated Circuit Solution Incorporation, a Taiwanese company, adding a team of engineers specializing in Flash controller design. In October 2006, we acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance NAND Flash-based solid state drives. This acquisition will enable us to address the enterprise storage market’s rapidly increasing need for Flash-based drive solutions. We believe that our continued investment in our OEM Flash capabilities will positively impact the future growth of our OEM Flash revenues.

OEM Flash product revenue increased 70.7% from $14.5 million in the third quarter of 2005 to $24.8 million in the third quarter of 2006, and 132.7% from $26.7 million in the first nine months of 2005 to $62.1 million in the first nine months of 2006. We expect continued revenue growth from our OEM Flash product line for the remainder of 2006. OEM Flash product gross margins were our highest gross margin product line in each of the third quarters of 2006 and 2005 and in each of the first nine months of 2006 and 2005.

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

In the past few years, we have invested in the design, development and launch of our product line of 3.5” and 2.5” consumer external storage drives. As a result of our penetration into numerous major U.S. retailers in the past year and the introduction of our new form factor designed by the Pininfarina Group in Turin, Italy, we believe this product line is gaining momentum. Our external storage product revenue increased from $7.8 million in the third quarter of 2005 to $15.5 million in the third quarter of 2006 and from $21.4 million in the first nine months of 2005 to $38.0 million in the first nine months of 2006.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in France, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support revenue growth in those geographic regions. We also plan to build a manufacturing facility in Malaysia, which we expect to help us lower our overall long-term effective tax rate, reduce average production and engineering labor costs, have better access to growing markets in Asia, improve supply chain efficiency, reduce lead times, and increase manufacturing efficiency through investments in new state-of-the-art equipment. The 200,000 square foot manufacturing facility in Malaysia is expected to be operational in the first quarter of 2008.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer and OEM Divisions. We do not track separately, and do not intend to track separately, operating expenses for our Consumer and OEM Divisions.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 68.8% of our revenues in the first nine months of 2006, compared to 70.1% of our total revenues in the first nine months of 2005, and 72.6% of our revenues in the third quarter of 2006, compared to 67.8% of our revenues in the third quarter of 2005. The following table identifies each of our customers that accounted for more than 10.0% of our revenues in any of the three months and nine months ended September 30, 2006 and 2005.

	Percentage of Revenues for the Three Months Ended September 30,		Percentage of Revenues for the Nine Months Ended September 30,
Customer	2006	2005	2006	2005
CDW Logistics, Inc. (formerly CDW Computer Centers)	11.3%	14.8%	11.8%	15.6%
Micron Semiconductor	15.6%	14.3%	14.5%	15.5%
Smart Modular	20.1%	18.2%	21.9%	20.5%

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

International sales of our products accounted for 13.0% of our revenues in the first nine months of 2006, compared to 12.4% of our revenues in the first nine months of 2005, and 13.1% of our revenues in the third quarter 2006, compared to 11.1% of our revenues in the third quarter of 2005. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the three and nine months ended September 30, 2006 and 2005. For each of the three and nine months ended September 30, 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which was issued in December 2004. SFAS 123(R) is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Prior to our adoption of SFAS 123(R), we accounted for employee stock options for financial and accounting purposes under APB No. 25, which does not require the expensing of stock options until they are exercised.

On December 19, 2005, our board of directors terminated our Employee Stock Purchase Plan, or ESPP, and approved the acceleration of the vesting of all then current unvested stock options awarded under our 2000 Stock Incentive Plan, including options held by our employees, officers, directors and consultants. All other terms and conditions applicable to such stock options, including the exercise prices, remain unchanged. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in our future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon our adoption of SFAS 123(R) on January 1, 2006. As a result of our adoption of SFAS 123(R), we are required to record compensation expense for all awards granted on and after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of December 31, 2005. We had outstanding unvested stock options to purchase an aggregate of 25,000 shares of common stock at September 30, 2006 and no outstanding unvested stock options as of December 31, 2005. In addition, we had 206,000 outstanding unvested restricted stock units at September 30, 2006 and no outstanding unvested restricted stock units as of December 31, 2005. Each restricted stock unit represents the right to receive one share of common stock as each restricted stock unit vests. For each of the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of $50,000 and $61,000, respectively, consisting of expenses related to employee stock options and employee restricted stock units which are included in research and development and general and administrative expenses. As of September 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our 2000 Stock Incentive Plan was $57,000, which we expect will be recognized over a weighted-average period of 3.4 years. We believe SFAS 123(R) will increase our compensation expense, could make our operating results less predictable and affect the way we compensate our employees or cause other changes in the way we conduct our business. As a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. See Notes 4 and 9 to our unaudited consolidated financial statements for additional information concerning our adoption of SFAS 123(R) and our 2000 Stock Incentive Plan.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.9	79.3	76.6	81.0

Gross profit	25.1	20.7	23.4	19.0
Operating expenses:
Sales and marketing	7.7	9.4	8.5	8.9
General and administrative	3.3	4.9	4.3	4.8
Research and development	2.7	2.7	2.9	2.4

Total operating expenses	13.7	17.0	15.7	16.1
Operating income	11.4	3.7	7.7	2.9
Interest income	0.4	0.5	0.6	0.6

Income before provision for income taxes	11.8	4.2	8.3	3.5
Provision for income tax	4.5	1.5	3.1	1.1

Net income	7.3	2.7	5.2	2.4

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Net Revenues. Our revenues were $92.8 million in the third quarter of 2006, compared to $67.2 million in the same period in 2005. Revenues increased 38.0% in the third quarter of 2006 due primarily to a 42.1% increase in unit shipments, partially offset by a 2.1% decrease in average sales price, or ASP, from $48 in the third quarter of 2005 to $47 in the third quarter of 2006. The decrease in our ASP resulted primarily from a shift in product mix and declining DRAM and Flash component prices. The increase in unit shipments resulted primarily from a 90.5% increase in OEM Flash memory units shipped and a 192.0% increase in Consumer external storage units shipped, partially offset by a 23.3% decrease in Consumer standard DRAM units shipped. OEM Flash product shipments increased due to an increase in orders from new and existing customers in the third quarter of 2006. Consumer external storage product shipments increased in the third quarter of 2006 primarily due to business from new retail customer relationships.

Our Consumer Division revenues increased 13.5% from $34.4 million in the third quarter of 2005 to $39.0 in the third quarter of 2006. Consumer Division standard memory revenues decreased by 3.2%, Flash memory revenues decreased by 21.2% and stacked memory revenues decreased by 37.8% in the third quarter of 2006. These decreases were offset by an increase of 97.5% in revenues from Consumer Division external storage sales and a 5.8% increase in units shipped. In addition, the ASP for Consumer Division products increased by 7.3%. The increase in Consumer Division unit volume resulted primarily from an increase in Consumer external storage product units shipped from 57,000 units in the third quarter of 2005 to 166,000 units in the third quarter of 2006, primarily as a result of expanded market penetration with new retail customer relationships. The increase in our Consumer Division ASP resulted primarily from a 25.0% increase in the ASP of standard memory products and a 7.8% increase in stacked memory products, partially offset by a 32.6% decrease in the ASP for hard drive products.

Our OEM Division revenues increased 63.7% from $32.8 million in the third quarter of 2005 to $53.8 million in the third quarter of 2006. The increase in OEM Division revenues was due primarily to a 95.3% increase in OEM Division units shipped, partially offset by a 15.5% decrease in ASP from $58 in the third quarter of 2005 to $49 in the third quarter of 2006. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 438,000 units in the third quarter of 2005 to 835,000 units in the third quarter of 2006 due primarily to an increase in qualification orders from new and existing OEM customers. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $39.6 million as of September 30, 2006, compared to $12.1 million as of September 30, 2005. Our Consumer Division backlog was $6.2 million as of September 30, 2006, compared to $4.2 million as of September 30, 2005. Our OEM Division backlog was $33.4 million as of September 30, 2006, compared to $7.9 million as of September 30, 2005. The increase in backlog at September 30, 2006 compared to September 30, 2005 was primarily due to increased orders primarily for our OEM Flash and Consumer external storage product lines in the third quarter of 2006. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $23.3 million in the third quarter of 2006, compared to $13.9 million in the same period in 2005. Gross profit as a percentage of revenues was 25.1% in the third quarter of 2006, compared to 20.7% in the third quarter of 2005. Gross profit as a percentage of revenue in the third quarter of 2006 increased due primarily to a shift in product mix toward higher gross profit margin OEM Division products. Gross profit for our Consumer Division as a percentage of Consumer Division revenues decreased from 14.6% in the third quarter of 2005 to 12.2% in the third quarter of 2006. Gross profit for our OEM Division as a percentage of OEM Division revenues increased from 27.1% in the third quarter of 2005 to 34.5% in the third quarter of 2006. This increase in gross profit as a percentage of revenues for our OEM Division resulted primarily from an increase in OEM Flash product gross profit margin from 41.4% in the third quarter of 2005 to 52.1% in the third quarter of 2006 and an increase in overall revenues from OEM Flash products from $14.5 million in the third quarter of 2005 to $24.8 million in the third quarter of 2006.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $7.1 million in the third quarter of 2006, compared to $6.4 million in the third quarter of 2005. Sales and marketing expenses as a percentage of revenue were 7.7% in the third quarter of 2006, compared to 9.4% in the third quarter of 2005. The increase in sales and marketing expenses in absolute dollars was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level, an increase in units shipped, the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia, and to support the continued revenue expansion of our OEM Flash products and our Consumer Division external storage products in the retail channel. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.0 million in the third quarter of 2006, compared to $3.3 million in the third quarter of 2005. General and administrative expenses as a percentage of revenues were 3.3% in the third quarter of 2006, compared to 4.9% in the third quarter of 2005. The decrease in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to $825,000 in legal settlements received in the third quarter of 2006 related to class action litigation involving predatory pricing practices by certain DRAM vendors. We expect our general and administrative expenses to increase in absolute dollars to support the growth in sale unit volumes and revenues.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $2.5 million in the third quarter of 2006, compared to $1.8 million in the third quarter of 2005. Research and development expenses as a percentage of revenues were 2.7% in each of the third quarters of 2006 and 2005. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our OEM Flash product line.

Interest Income and other, Net. Interest income and other, net was $397,000 in the third quarter of 2006 and $367,000 in the third quarter of 2005. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the third quarter of 2006 compared to the third quarter of 2005, partially offset by a decrease in the average cash balance.

Provision for Income Taxes. The provision for income taxes increased from $999,000 in the third quarter of 2005 to $4.2 million in the third quarter of 2006 due primarily to the increase in income before provision for income taxes from $2.8 million in the third quarter of 2005 to $11.0 million in the third quarter of 2006. As a percentage of income before provision for income taxes, provision for income taxes increased from 35.2% in the third quarter of 2005 to 38.0% in the third quarter of 2006, due primarily to certain federal research and development tax credits which expired at the end of 2005.

Net Income. Net income was $6.8 million in the third quarter of 2006, compared to $1.8 million in the third quarter of 2005.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Net Revenues. Our revenues were $237.8 million in the first nine months of 2006, compared to $198.7 million in the same period in 2005. Revenues increased 19.7% in the first nine months of 2006 due primarily to a 44.1% increase in unit shipments, partially offset by a 17.2% decrease in average sales price, or ASP, from $58 in the first nine months of 2005 to $48 in the first nine months of 2006. The decrease in our ASP resulted primarily from a shift in product mix and declining DRAM and Flash component prices. The increase in unit shipments resulted primarily from a 184.3% increase in OEM Flash memory units shipped and an 86.3% increase in

Consumer Division external storage units shipped, partially offset by a 32.9% decrease in Consumer Division standard DRAM units shipped. OEM Flash product shipments increased from 672,000 units in the first nine months of 2005 to 1,911,000 units in the first nine months of 2006 due primarily to an increase in orders from new and existing customers. Consumer external storage product shipments increased from 226,000 units in the first nine months of 2005 to 421,000 units in the first nine months of 2006 due primarily to new retail customer relationships.

Our Consumer Division revenues decreased 4.5% from $100.9 million in the first nine months of 2005 to $96.3 million in the first nine months of 2006. Consumer Division revenues decreased in the first nine months of 2006 due primarily to a 7.0% decrease in Consumer Division ASP from $43 in the first nine months of 2005 to $40 in the first nine months of 2006, partially offset by a 4.3% increase in Consumer Division unit volume resulting primarily from a 15.8% increase in Flash memory units shipped and an 85.8% increase in external storage units shipped partially offset by a 32.9% decrease in Consumer Division standard DRAM units shipped. The decrease in Consumer Division ASP resulted from declines in DRAM and Flash component pricing in the first nine months of 2006 compared to the first nine months of 2005.

Our OEM Division revenues increased 44.6% from $97.8 million in the first nine months of 2005 to $141.5 million in the first nine months of 2006. The increase in OEM Division revenues was due primarily to a 126.7% increase in OEM Division units shipped, partially offset by a 35.6% decrease in ASP from $87 in the first nine months of 2005 to $56 in the first nine months of 2006. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 672,000 units in the first nine months of 2005 to 1,911,000 units in the first nine months of 2006 due primarily to an increase in qualification orders from new and existing OEM customers. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products.

Gross Profit. Our gross profit was $55.7 million in the first nine months of 2006, compared to $37.7 million in the same period in 2005. Gross profit as a percentage of revenues was 23.4% in the first nine months of 2006, compared to 19.0% in the same period in 2005. Gross profit as a percentage of revenue in the first nine months of 2006 increased due primarily to a shift in product mix toward higher gross profit margin OEM Division products. Gross profit for our Consumer Division as a percentage of Consumer Division revenues decreased slightly from 13.7% in the first nine months of 2005 to 12.9% in the first nine months of 2006. Gross profit for our OEM Division as a percentage of OEM Division revenues increased from 24.4% in the first nine months of 2005 to 30.6% in the first nine months of 2006. This increase in gross profit as a percentage of OEM Division revenues resulted primarily from a shift in product mix and an increase in this high gross profit margin product line from 42.1% in the first nine months of 2005 to 47.3% in the first nine months of 2006 and an increase in overall revenues from this product line from $26.7 million in the first nine months of 2005 compared to $62.1 million in the first nine months of 2006.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $20.2 million in the first nine months of 2006, compared to $17.8 million in the first nine months of 2005. Sales and marketing expenses as a percentage of revenue were 8.5% in the first nine months of 2006, compared to 8.9% in the first nine months of 2005. The increase in sales and marketing expenses in absolute dollars was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level, an increase in units shipped and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia, and to support the continued expansion of our OEM Flash products and our Consumer Division external storage products in the retail channel. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $10.3 million in the first nine months of 2006, compared to $9.5 million in the first nine months of 2005. General and administrative expenses as a percentage of revenues were 4.3% in the first nine months of 2006, compared to 4.8% in the first nine months of 2005. The increase in general and administrative expenses in absolute dollars was due primarily to an increase in bad debt expense, additional payroll expense and severance costs. We expect our general and administrative expenses to increase in absolute dollars to support the growth in sale unit volumes and revenues.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff, product development costs and the cost of prototype supplies. Research and development expenses were $6.8 million in the first nine months of 2006, compared to $4.7 million in the first nine months of 2005. Research and development expenses as a percentage of revenues were 2.9% in the first nine months of 2006, compared to 2.4% in the first nine months of 2005. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our OEM Flash product line.

Interest Income and other, Net. Interest income and other, net was $1.4 million in the first nine months of 2006 and $1.2 million in the first nine months of 2005. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates in the first nine months of 2006 compared to the first nine months of 2005, partially offset by a decrease in the average cash balance.

Provision for Income Taxes. The provision for income taxes increased from $2.2 million in the first nine months of 2005 to $7.4 million in the first nine months of 2006. This was due primarily to an increase in income before provision for income taxes from $7.0 million in the first nine months of 2005 to $19.8 million in the first nine months of 2006. As a percentage of income before provision for income taxes, provision for income taxes increased from 31.1% in the first nine months of 2005 to 37.5% in the first nine months of 2006, due primarily to an income tax audit refund from the California Franchise Tax Board of $235,000 in the second quarter of 2005 and certain federal research and development tax credits which expired at the end of 2005.

Net Income. Net income was $12.4 million in the first nine months of 2006, compared to $4.8 million in the first nine months of 2005.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of September 30, 2006, we had working capital of $131.2 million, including $37.8 million of cash and cash equivalents, compared to working capital of $113.2 million, including $60.0 million of cash and cash equivalents as of December 31, 2005 and working capital of $112.2 million, including $69.7 million of cash and cash equivalents as of September 30, 2005. Current assets were 3.8 times current liabilities at September 30, 2006, compared to 5.1 times current liabilities at December 31, 2005, and 4.4 times current liabilities at September 30, 2005.

Cash Used in Operating Activities in the Nine Months Ended September 30, 2006 and 2005

Net cash used by operating activities was $26.5 million for the nine months ended September 30, 2006 and resulted primarily from a $23.3 million increase in accounts receivable, net of allowances, and a $38.4 million increase in inventory, net of reserves, partially offset by net income of $12.4 million, non-cash depreciation and amortization of $3.1 million, non-cash accounts receivable provisions and inventory obsolescence expense of $5.6 million, a decrease in other assets of $900,000, an increase in accounts payable of $18.1 million and a $1.5 million increase in accrued and other liabilities. Accounts receivable, net of allowances, increased primarily due to an increase in sales for the OEM Division Flash product line orders and the continued growth of our Consumer Division external storage product line in the retail channel. Inventory, net of reserves increased due to the increase in sales as noted above, and due to new inventory consignment arrangements at two major retailers. Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2005 and resulted primarily from an $11.2 million increase in accounts payable, net income of $4.8 million, non-cash depreciation and amortization of $2.2 million and a $2.0 million decrease in accounts receivable, net of allowances, partially offset by a $17.1 million increase in inventory, net of reserves. Inventory, net of reserves, increased primarily to support increased OEM Division Flash product line orders and the continued growth of our external storage product line in the retail channel.

Cash Used in Investing Activities for the Nine Months Ended September 30, 2006 and 2005

Net cash used by investing activities was $4.4 million for the nine months ended September 30, 2006, attributable primarily to cash consideration of $500,000 paid for the acquisition of a division of Integrated Circuit Solution Incorporation in January 2006 and $3.9 million in purchases of furniture, fixtures and equipment. Net cash provided by investing activities was $5.0 million for the first nine months of 2005, attributable to $10.0 million of redemptions of marketable securities, partially offset by $3.5 million in purchases of furniture, fixtures and equipment and a $1.6 million impact from our acquisition of Memtech SSD, Corp. in July 2005. In addition, we are planning to expand our operations into Malaysia. These plans include construction of an approximately 200,000 square feet manufacturing facility which we expect to be operational in the first quarter of 2008. We are estimating an investment in land, facilities and capital equipment for our Malaysia facility of approximately $28 million over the next 5 years. We expect this investment will be sourced through existing cash on the balance sheet, cash flow from operations and, if necessary, from new debt and/or equity financings.

Cash Provided in Financing Activities for the Nine Months Ended September 30, 2006 and 2005

Net cash provided by financing activities was $8.7 million for the nine months ended September 30, 2006 and resulted from $6.7 million of proceeds realized from the exercise of stock options and a $2.0 million tax benefit from employee stock option exercises. Net cash used by financing activities was $10.6 million for the first nine months of 2005 and resulted primarily from the $11.8 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $1.2 million related to our employee stock purchase plan and stock option exercises.

We believe that our existing assets, cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at September 30, 2006. We do not have off-balance sheet financing arrangements as of September 30, 2006.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$7,260,000	$1,026,000	$1,485,000	$1,250,000	$3,499,000
Non-cancelable capital equipment purchase commitments	712,000	712,000	—	—	—
Non-cancelable inventory purchase commitments	40,863,000	40,863,000	—	—	—
Other non-cancelable purchase commitments	1,991,000	1,991,000	—	—	—

Total	$50,826,000	$44,592,000	$1,485,000	$1,250,000	$3,499,000

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first nine months ended September 30, 2006 and 2005.

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

•	Reserves for inventory excess, obsolescence and lower of market values over costs. We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and result in finished goods with above market carrying costs which may cause losses on sales to customers. We regularly monitor potential excess, or obsolete, inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

•	Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly and all past due balances over 90 days are reviewed for collectibility. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us. By monitoring our inventory levels with our customers, we estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•	Product returns. We offer a majority of our customers that purchase products through our consumer channels limited rights to return unsold inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•	Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Sales and marketing incentives amounted to $5.9 million and $2.1 million for each of the three months ended September 30, 2006 and 2005, respectively, of which $5.9 million and $2.0 million, respectively, were offset against revenues, and $20,000 and $112,000, respectively, were charged as an operating expense. Sales and marketing incentives amounted to $12.1 million and $6.6 million for each of the nine months ended September 30, 2006 and 2005, respectively, of which $11.9 million and $6.2 million, respectively, were offset against revenues, and $151,000 and $452,000, respectively, were charged as an operating expense.

•	Consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit; and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our customers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

•	Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded.

•	Litigation and other contingencies. Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, our management will assess whether such information warrants the recording of additional expense relating to our contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

•	Valuation of long-lived assets. We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy can significantly reduce the estimated useful life of such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 2006, our cash and cash equivalents were $37.8 million invested in money market and other interest bearing accounts.

From time to time, we invest in marketable securities, however, at September 30, 2006, our investment in marketable securities was $0.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $378,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of September 30, 2006 were as follows:

	Expected Maturity Date		Total	Fair Value 9/30/2006
	Before October 1, 2007	Thereafter
Investments
Cash and cash equivalents:
Money Market Funds	$37,826,000	$0	$37,826,000	$37,826,000
Weighted average interest rate	3.48%		3.48%	3.48%
Total cash and cash equivalents	$37,826,000	$0	$37,826,000	$37,826,000
Weighted average interest rate	3.48%		3.48%	3.48%

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

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. We have submitted the defense of this lawsuit to our insurance carrier. Also, we have notified all of the suppliers who have supplied us with the hard drives involved, since we believe that those suppliers have a legal duty to indemnify us in the event that SimpleTech has to pay any damages. There can be no assurance, however, that our insurance carrier will ultimately agree to defend this lawsuit on our behalf or that any of our suppliers will indemnify us for any damages resulting from this lawsuit.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components or fluctuations in the cost of such components;

•	Fluctuating market demand for, and changes in the average sales prices of our products;

•	Changes in our customer and product revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Seasonal purchasing patterns for our Consumer Division products with lower sales generally occurring in the first and third quarters followed by higher sales in the fourth quarter of each year;

25

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory write-downs, price protections, and rebates;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support future rapid growth;

•	Our ability to absorb manufacturing overhead;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start up of new operations or divisions.

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

Our dependence on a small number of suppliers for key components used in the manufacture of our products and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically, IC devices represent more than 90% of the component costs of our manufactured Flash products and DRAM modules. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products, such as Flash and DRAM components and raw hard drives. We have no long-term supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of components, such as Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of components we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Samsung currently supplies substantially all of the IC devices used in our OEM Division Flash memory products. Elpida, Qimonda and Samsung currently supply a majority of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. In addition, Western Digital and Bell Microproducts currently supply a majority of the raw hard drives used in our external storage products. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Bell Microproducts, Elpida, Infineon Technologies, Samsung and Western Digital are disrupted or terminated, our ability to manufacture and sell our products would be harmed and our business would be adversely affected.

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

We are also subject to repurchase agreements with various financial institutions in connection with wholesale inventory financing. Under these agreements, we may be required to repurchase inventory upon customer default with a financing institution and then resell the inventory through normal distribution channels. As of September 30, 2006, we have never been required to repurchase inventory in connection with the customer default agreements noted above. However, it may be possible that we will be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $113,000 and $87,000 in each of the three months ended September 30, 2006 and 2005, respectively, and $487,000 and $788,000 in each of the nine months ended September 30, 2006 and 2005, respectively.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. We have no long-term contracts with our customers. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 72.6% and 68.8% of our revenues in the three and nine months ended September 30, 2006, respectively, compared to 67.8% and 70.1% of our revenues in the three and nine months ended September 30, 2005, respectively. Our ten largest Consumer Division customers accounted for an aggregate of 88.1% and 79.2% of our Consumer Division revenues in the three and nine months ended September 30, 2006, respectively, or 37.1% and 32.1% of our revenues in the three and nine months ended September 30, 2006, respectively, compared to 69.6% and 63.7% of our Consumer Division revenues in the three and nine months ended September 30, 2005, respectively, or 35.6% and 32.4% of our revenues, in the three and nine months ended September 30, 2005, respectively. The following table sets forth certain information about our Consumer Division customer that accounted for more than 10.0% of our revenues in any of the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine months Ended September 30, 2005
Consumer Division Customer(s)	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues	% of Total Revenues	% of Consumer Division Revenues
CDW Logistics, Inc. (formerly CDW Computer Centers)	11.3%	26.8%	14.8%	28.9%	11.8%	29.1%	15.6%	30.8%

Our ten largest OEM Division customers accounted for an aggregate of 78.9% and 78.5% of our OEM Division revenues in the three and nine months ended September 30, 2006, respectively, or 46.2% and 46.9% of our revenues in the three and nine months ended September 30, 2006, respectively, compared to 85.4% and 86.6% of our OEM Division revenues in the three and nine months ended September 30, 2005, respectively, or 41.7% and 42.6% of our revenues in the three and nine months ended September 30, 2005, respectively. The following table sets forth certain information about each of our OEM Division customers that accounted for more than 10.0% of our revenues in any of the three or nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
OEM Division Customer(s)	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues	% of Total Revenues	% of OEM Division Revenues
Smart Modular	20.1%	34.6%	18.2%	37.3%	21.9%	36.8%	20.5%	41.7%
Micron Semiconductor	15.6%	27.0%	14.3%	29.2%	14.5%	24.4%	15.5%	31.5%

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in France, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom. In addition, we announced in August 2006 plans to build a 200,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008.

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

If we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert such internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, it could result in a negative market reaction. At the present time the Company is not an accelerated filer and is not subject to Section 404 of the Sarbanes-Oxley Act of 2002.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our recent acquisition of Memtech, SSD Corporation, the assets of a division of Integrated Circuit Solution Incorporation, the assets of Gnutek Ltd. and any potential future acquisitions also involve numerous risks, including, among others:

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

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of an acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. For example, in September 2004 we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimize server performance for networked storage applications, including IP storage. We were unable to successfully bring the Xiran Division products to market after funding its operations for over two years. In connection with the discontinued operation, we recorded a one-time charge of approximately $3.0 million in the third quarter of 2004.

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

Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer and director of SimpleTech, are brothers and beneficially own approximately 58.7% of our outstanding common stock at October 31, 2006 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, they have a non-binding understanding that at any shareholders’ meeting of SimpleTech where action is to be taken with respect to the election of directors, they each would cause the shares of SimpleTech common stock beneficially owned by them to be voted in favor of their election as directors. As a result, they have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time- to- time, we may need to relocate portions of our business to new or larger facilities which could result in disruption of our business or operations. For example, we recently increased our manufacturing capacity by adding a third manufacturing shift at our corporate headquarters, and we announced in August 2006 plans to build a 200,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors in the third-party memory module industry include: Crucial Memory, a division of Micron Technology, Kingston Technology, PNY Technologies, SanDisk, and SMART Modular. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

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

The manufacture of our OEM Division Flash memory products, stacked DRAM products and Flash controllers is a complex process, and it is often difficult for companies to achieve acceptable product yields. Reduced yields could decrease available supply and increase costs. Flash controller yields depend on both our product design and the manufacturing process technology unique to our semiconductor foundry partners. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product defect exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mike Moshayedi, our President, Mark Moshayedi, our Chief Operating Officer, Chief Technical Officer and Secretary, and Dan Moses, our Executive Vice President and Chief Financial Officer. In addition, as a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. We may be at a disadvantage in our ability to maintain and recruit qualified employees since many of the companies that compete with us for the same pool of qualified employees continue to offer stock options as part of their compensation package. We have experienced difficulties maintaining and attracting qualified employees as a result of our reduction in the use of stock options and we expect this difficulty to continue in the future unless we are able to develop other forms of incentive compensation to replace stock options. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 13.1% and 13.0% of our revenues for the three and nine months ended September 30, 2006, respectively, and 11.1% and 12.4% of our revenues for the three and nine months ended September 30, 2005, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in the three and nine months ended September 30, 2006 or 2005. For the three and nine months ended September 30, 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Although we have been profitable for most of our history, we have experienced losses on a quarterly and annual basis in the past. In 2003 and in the third quarter of 2004, we incurred net losses of $1.6 million and $1.9 million, respectively. We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts, expand our international operations and increase our manufacturing capacity, and otherwise operate our business. There can be no assurance that we will be profitable on a quarterly or annual basis in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1(1)	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to SimpleTech, Inc. offering special incentives (filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2006)

10.2(2)	SimpleTech, Inc. 2000 Stock Incentive Plan (as amended and restated through April 17, 2006) (filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-136505) filed on August 11, 2006)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.
(1)	Portions of this exhibit have been omitted pursuant to a report for confidential treatment filed with the Securities and Exchange Commission.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLETECH, INC., a California corporation

Date: November 14, 2006	/s/ DAN MOSES
Dan Moses Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

SIMPLETECH, INC.

Index to Exhibits

Exhibit Number	Description

10.1(1)	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to SimpleTech, Inc. offering special incentives (filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2006)

10.2(2)	SimpleTech, Inc. 2000 Stock Incentive Plan (as amended and restated through April 17, 2006) (filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-136505) filed on August 11, 2006)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless SimpleTech, Inc. specifically incorporates the foregoing information into those documents by reference.
(1)	Portions of this exhibit have been omitted pursuant to a report for confidential treatment filed with the Securities and Exchange Commission.
(2)	Management contract or compensatory plan or arrangement.