Form 10-K
period 2006-12-31
STEC, INC.
filed 2007-03-30
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-31623

STEC, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	33-0399154
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Daimler Street

Santa Ana, California 92705-5812

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (949) 476-1180

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $68,920,836 (based upon the last closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Market as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, there were approximately 49,131,052 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

STEC, INC.

FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation language under the caption “Risk Factors” beginning on page 13 of this Report. All forward-looking statements attributable to STEC are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

We own or have rights to product names and trademarks that we use in conjunction with the sale of our products, including but not limited to IC Tower® and Postage Stamp™.

PART I.

ITEM	1. BUSINESS

Overview

STEC, Inc. (formerly SimpleTech, Inc.) designs, develops, manufactures and markets custom memory solutions based on Flash memory and Dynamic Random Access Memory (“DRAM”) technologies. Prior to the divestiture of our Consumer Division in February 2007, as further described in the “Recent Developments” section below, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, we specialize in developing high-density DRAM memory modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments. We offer a comprehensive product line, including Flash and DRAM-based memory solutions used by original equipment manufacturers, or OEMs. We believe this allows us to service a diverse customer base with multiple memory formats, thereby enabling our customers to purchase all of their memory requirements from one supplier.

We sell primarily customized memory solutions for newly-manufactured systems, with most sales based on a cooperative design effort between our design engineers and our OEM customers. We believe the ability of these equipment manufacturers to shorten product development cycles and accelerate time-to-market is critical to their success. In response to this trend, we believe equipment manufacturers are increasingly outsourcing the design, development and manufacturing of memory products to third-party memory providers, such as STEC. We believe our design, manufacturing, testing and logistics expertise, along with our proprietary technologies, enable us to respond quickly to our customers’ rapidly changing product and service requirements as well as meet their time-to-market schedules.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our Zeus and ZeusIOPS product lines, for industrial applications;

•	Targeting new customers for our value-add OEM DRAM memory solutions; and

•	Expanding our international OEM business in Asia and Europe.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware form factors. We expanded our OEM Flash design capabilities and sales and marketing infrastructure through our acquisition in July 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of the Flash controller group of the logic division of Integrated Circuit Solution Incorporation, a Taiwanese company, adding a team of engineers specializing in Flash controller design. In October 2006, we acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance NAND Flash-based solid state drives. This acquisition will enable us to offer products that address the enterprise storage market’s rapidly increasing need for Flash-based drive solutions. We believe that our continued investment in our OEM Flash capabilities will positively impact the future growth of our OEM Flash revenues.

Our Flash business has expanded over the past year primarily as a result of the growing number of OEM applications in which Flash drives are replacing rotating disk drives due to improved performance, reliability and size. These OEM applications include military subsystems, in-flight information systems, casino-gaming systems, voting machines and enterprise servers. Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications and have designed proprietary industrial-grade Flash controllers. OEM Flash product revenue increased 66% from $22.6 million in 2004 to $37.6 million in 2005, and increased 144% from $37.6 million in 2005 to $91.7 million in 2006. We expect our continued investments in OEM Flash custom design capabilities and controller development to result in sustained revenue growth from our OEM Flash product line in 2007.

Our DRAM products target primarily high-performance computing applications, including switches, routers, high-end servers, workstations, desktops and notebooks. As the applications that we serve expand and as the complexity of these applications increases, the need for the customization of our products in these applications also increases. We have developed proprietary technologies to address the increased need for customized solutions. For example, our patented IC Tower® and Postage Stamp™ stacking technology allows multiple memory chips to be stacked together to increase the capacity of a memory module without expanding its footprint. This technique increases memory board density significantly over conventional techniques and is particularly well-suited for applications where high memory capacity, cost and space are critical.

We offer both monolithic DRAM memory modules as well as DRAM memory modules based on our stacking technology. Prior to 2005, a substantial portion of our OEM DRAM business had been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules. Our OEM monolithic and stacked DRAM memory module revenue decreased from $107.7 million in 2004 to $90.0 million in 2005. In 2006, our OEM monolithic and stacked DRAM memory module revenue increased to $122.5 million.

Recent Developments

On February 9, 2007, we completed the sale of assets of our Consumer Division, including the name “SimpleTech,” to Fabrik, Inc. and Fabrik Acquisition Corp. for approximately $43 million, or approximately $10 million more than the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. In connection with this transaction, the purchasers hired substantially all of the employees of the Consumer Division. This divesture will enable us to focus resources on our core OEM business. In addition, on March 7, 2007, we changed our corporate name from SimpleTech, Inc. to STEC, Inc.

The primary catalysts prompting this strategic decision to divest the Consumer Division and focus on the OEM Division were:

•	Substantial investments in research and development have resulted in significant advancement of our Flash IP, including controllers and subsystem level designs;

•	The continued decline in the price of Flash components at a rate of approximately 50% per year has made the replacement of mechanical hard disk drives with Flash memory storage more compelling;

•

An increasing number of industrial customers are converting to Flash memory for their storage requirements. According to market information currently available, the industrial Flash market is expected to grow from approximately $180 million in 2006 to $1.7 billion in 2011.

•	We are achieving an accelerated number of industrial qualifications for our Flash products.

Industry Background

The memory market can be divided into several types of integrated circuit, or IC, devices that are designed to perform specific functions within computer and other electronic devices or systems. Two of the major types of memory products are Flash and DRAM. Flash is considered non-volatile memory since it is able to retain data without a power source. Since DRAM requires a constant power supply to retain data, it is considered volatile memory. DRAM has historically dominated the memory industry in terms of market size and scale of production and continues to be one of the highest volume semiconductors manufactured today. In recent years, the memory market has expanded to include Flash due to the proliferation of consumer electronic devices designed to allow increasing user mobility. The growth in shipments of these consumer electronic devices and their unique and expanding storage requirements have led to the increased demand for Flash memory products.

The Flash memory industry is divided into two primary segments: data storage, or NAND, and code storage, or NOR. Data storage Flash products are commonly used for storing large volumes of data in small form factor or in environments characterized by high levels of shock, vibration or temperature fluctuation. In contrast, code storage Flash products are typically used in less memory-intensive applications. Data storage Flash products are used primarily to store digital content such as pictures, digital music, video clips and data in consumer electronic devices such as consumer electronic devices, networking equipment, servers, industrial applications, military applications, casino gaming equipment and voting machines. The demand for these consumer electronic devices has grown rapidly. In addition, these consumer electronic devices have become smaller in size while requiring increasing amounts of memory which is driving the demand for high-density, small form factor Flash memory solutions. In 2006, substantially all of our Flash product revenues were derived from the sale of data storage Flash products. Flash memory is noiseless, considerably lighter, more rugged, free of mechanical moving parts and consumes substantially less power than a rotating disk drive. These characteristics also make Flash drives a better storage alternative than rotating disk drives in extreme environments such as those often found in the military, aerospace, industrial and communication applications. As the price of Flash components declines, we expect that the replacement of mechanical hard disk drives with Flash memory storage will become more compelling for OEM applications.

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

The STEC Solution

STEC designs, manufactures and markets a comprehensive line of memory and storage products used in high-performance computing, defense and aerospace systems, networking and communications and other OEM applications. Prior to the divestiture of our Consumer Division, we also offered products used in consumer electronics applications.

Product Features

•	High degree of customization. Products sold to our OEM customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•

High density. Our patented stacking technology allows us to design and manufacture Flash products and DRAM memory products in which multiple memory chips are stacked together to increase the capacities of memory modules without increasing the product footprint. In some cases, our IC Tower and Postage Stamp stacking memory technology allows us to create a high capacity solution that is otherwise not currently available in the market using standard modules, and in other cases it allows us to provide the same capacity as a standard module at a lower price point.

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

Former Consumer Division

Prior to our divestiture of our Consumer Division in February 2007, our Consumer Division sold open-standard memory storage products such as Flash cards, DRAM modules, USB mini drives and external hard disk drives used as upgrades in or enhancements to consumer electronics and computing systems. Our Consumer Division sold products through the following channels: value added reseller, or VAR, mail order, distributor, and mass market retailer.

OEM Division

We are a global design and manufacturing company focused on customized OEM Flash and DRAM memory solutions for a broad spectrum of system platforms, with most sales based on a cooperative design effort between our design engineers and our OEM customers. We offer our OEM customers a comprehensive technology solution from concept to design to the creation of prototypes through volume production and testing.

Products

We offer a comprehensive line of DRAM and Flash memory products using our proprietary design and manufacturing technologies. Sales of Flash memory and DRAM products collectively accounted for 85% and 86% of our total revenues in 2006 and 2005, respectively. Sales of storage products, which were primarily sold by our Consumer Division, accounted for 15% and 14% of our total revenues in 2006 and 2005, respectively.

Flash Products

Our Flash products are used in a wide base of applications, all of which demand high-reliability, high-capacity, and/or high performance. At the heart of each STEC Flash product is a controller designed by STEC for the rigors of demanding OEM applications, offering industry-leading performance, reliability and flexibility.

We offer a broad line of Flash products in various form factors and capacities, including:

ZeusIOPS Solid State Drive. STEC ZeusIOPS Solid State Drives are elite high performance enterprise-class data storage solutions. Built for speed, the ZeusIOPS is over two hundred times faster at random I/O than standard disk drives. One ZeusIOPS drive can replace multiple hard drives or eliminate the need to purchase additional servers to overcome performance bottlenecks, resulting in reduced cost and space requirements.

Zeus Solid State Family. STEC’s Zeus Solid State Drives (SSDs) are rugged, high-capacity, and high-throughput memory and mass storage solutions for mission-critical systems. Our solid state drives are designed to meet the data storage requirements of a wide range of industries, including the defense and aerospace, automotive and transportation, industrial, and communications industries. They are drop-in replacements for traditional hard drives, offering superior performance in system platforms that require sustained operation in harsh environments, low-power consumption, content security, fast data transfer speeds, and high-capacity storage. Zeus Solid State Drives are available with ATA Serial ATA and Fibre Channel interfaces.

MACH Solid State Family. STEC’s MACH Solid State Drives are a small form factor, high throughput, rugged memory and storage solution for mission-critical systems in a variety of industries. They are used as a drop-in replacement for standard rotating 1.8" and 2.5" hard disk drives. The MACH series is ideal for mobile system manufacturers striving to enhance their products by integrating data storage with outstanding performance and minimal size and weight. Low power consumption with resistance to temperature, shock, and vibration far exceeding that of rotating media hard disk drives make the MACH series ideally suited for laptop, tablet, personal, handheld PCs, automotive information and entertainment systems.

ATA PC Cards. STEC Industrial Grade ATA PC Cards are viable alternatives to hard disk drives due to their high reliability and low cost per useable megabyte. ATA PC Cards are designed specifically for equipment requiring standard form factors and moderate capacities, such as data recorders, avionics systems and telecommunication applications. ATA PC Cards are ideal “building blocks” for high-density, high-performance mass storage subsystems.

CompactFlash Memory Cards. CompactFlash products provide full PC Card AT Attachment, or ATA, functionality, but are only one-fourth the size of a standard PC Card. CompactFlash memory cards are characterized by their small size, durability, low power consumption, and the ability to operate at either 3.3 volts or 5.0 volts. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter, thus making CompactFlash widely used by a variety of applications.

Flash Disk Modules. Our Flash disk module products target embedded systems where device footprint is a critical parameter. There is no electrical circuitry or software interface change required when replacing a standard hard drive with a Flash disk module. The main benefit of Flash disk modules is that they are easier to incorporate into designs because they are less than one-quarter the size of a 2.5-inch hard drive and they plug directly into the motherboard, thereby eliminating the need for cables. Specifically, the product line is available in IDE (iFDM—40-pin, 44-pin) and USB (UFDM) interfaces.

Secure Digital Memory Cards. STEC Secure Digital (SD) Flash Memory Cards are small, removable and non-volatile flash memory with a high performance interface. Available in large capacities, STEC Industrial Grade SD cards are extremely reliable, durable and can handle extreme temperatures in a small space. STEC SD cards achieve fast write speeds and are manufactured with built-in ECC hardware. STEC’s manufacturing process and test methodology make the cards even more robust, enabling excellent performance at extreme temperature conditions.

MMCPlus Memory Cards. STEC MMCPlus Flash memory cards offer extended reliability and high performance in a small form factor and are fully compliant to the MMCPlus and SPI standard, making them compatible with thousands of today’s electronic devices. STEC provides rigorous bill of material control as an additional guarantee for the customer, providing long term product stability.

USB Flash Drive. Built upon a proprietary Flash controller technology, and ranging in capacity from 128MB to 4GB, the STEC USB Flash Drive (UFD) couples convenience and portability with performance and reliability. Advanced OEM features include endurance for industrial operating conditions, laser-etched manufacturing information including a unique serial number, a high-ESD rated enclosure, and password-protected secure partitioning.

Single Chip Drive (SCD). Available with a USB 2.0 or IDE interface, the Single Chip Drive™ (SCD) is a small form factor, solid-state Flash disk with no moving parts. Using STEC’s patented IC Tower® Stacking Technology, SCDs are available in the highest capacities in the industry. The standard USB or IDE interface provides designers with a true plug-n-play storage device, allowing for short design cycles and fast time to market.

The following table describes certain of our Flash products as of March 1, 2007:

Product	Density	Form Factor/Interface
ZeusIOPS Solid State Drive	18GB – 146GB	3.5" Fibre Channel

Zeus Solid State Family	8GB – 80GB	2.5" ATA 2.5" Serial ATA 3.5" Fibre Channel

MACH Solid State Family	1GB – 16GB	1.8" ATA 2.5" ATA

ATA PC Cards	128MB – 16GB	ATA and True IDE

CompactFlash Memory cards	128MB – 16GB	ATA and True IDE (CF Type I & II)

Flash Disk Modules	128MB – 8GB	iFDM: 40pin/44pin IDE UFDM: Horizontal/Low profile

Secure Digital Memory cards	64MB – 2GB	SD/SPI

MMCPlus Memory cards	64MB –512MB	MMC/SPI

USB Flash Drive	128MB – 4GB	USB

Single Chip Drive (SCD)	128MB – 4GB	USB/IDE

DRAM Products

We offer a full range of DRAM products, including dual in-line memory modules, or DIMMs, small-outline, or SODIMMs, mini-registered DIMMs, or mini-RDIMMs, very low profile, or VLP RDIMMs and Fully-Buffered DIMMs, or FB-DIMMs. Our DRAM products are used in higher performance computing, communications, and industrial applications. Our standard DRAM products are available in various memory module form factors and with densities of up to 8GBs. We also offer many of these products utilizing different DRAM architectures such as FB-DIMM, DDR, DDR2, and SDRAM.

The following table describes certain of our non-stacking DRAM products as of March 1, 2007:

DRAM Product Family	Density	Architecture	Speed (MHz)
200-Pin Registered SoDIMM x72 ECC	512MB – 2GB	DDR2	400, 533, 667, 800
200-Pin Unbuffered SoDIMM x64 Non-ECC	256MB – 2GB	DDR2	400, 533, 667, 800
240-Pin Registered DIMM x72 ECC	512MB – 4GB	DDR2	400, 533, 667, 800
240-Pin Unbuffered DIMM x64 Non-ECC	256MB – 2GB	DDR2	400, 533, 667, 800
240-Pin Unbuffered DIMM x72 ECC	256MB – 2GB	DDR2	400, 533, 667, 800
240-pin Fully Buffered DIMM x72 ECC	512MB – 4GB	DDR2	400, 533, 667, 800
244-Pin Registered Mini-DIMM x72 ECC	512MB – 4GB	DDR2	400, 533, 667, 800
244-Pin Unbuffered Mini-DIMM x72 ECC	256MB – 2GB	DDR2	400, 533, 667, 800
184-Pin Registered DIMM x72 ECC	256MB – 2GB	DDR	266, 333, 400
184-Pin Unbuffered DIMM x64 Non-ECC	128MB – 1GB	DDR	266, 333, 400
184-Pin Unbuffered DIMM x72 ECC	256MB – 1GB	DDR	266, 333, 400

DRAM Product Family	Density	Architecture	Speed (MHz)
200-Pin Unbuffered SoDIMM x64 Non-ECC	256MB – 1GB	DDR	266, 333, 400
200-Pin Unbuffered SoDIMM x72 ECC	256MB – 1GB	DDR	266, 333, 400
100-Pin Unbuffered DIMM x32 Non-ECC	32MB – 256MB	SDRAM	100, 133
144-Pin Registered SoDIMM x64 Non-ECC	256MB – 1GB	SDRAM	100, 133
144-Pin Registered SoDIMM x72 ECC	512MB – 1GB	SDRAM	100, 133
144-Pin Unbuffered SoDIMM x32 Non-ECC	64MB – 128MB	SDRAM	100, 133
144-Pin Unbuffered SoDIMM x64 Non-ECC	64MB – 1GB	SDRAM	100, 133
144-Pin Unbuffered SoDIMM x72 ECC	128MB – 1GB	SDRAM	100, 133
168-Pin Registered DIMM x64 Non-ECC	128MB – 1GB	SDRAM	100, 133
168-Pin Registered DIMM x72 ECC	128MB – 1GB	SDRAM	100, 133
168-Pin Unbuffered DIMM x64 Non-ECC	64MB – 1GB	SDRAM	100, 133
168-Pin Unbuffered DIMM x72 ECC	64MB – 1GB	SDRAM	100, 133

Stacked DRAM and Flash Products

IC Tower stacked components. Our patented IC Tower® semiconductor stacking technology enables the manufacturing of high capacity memory products. We offer a wide selection of stacked components for both TSOP and BGA semiconductor packages for use on memory modules and within our high capacity Flash products. This technology is used in complex, high-capacity module designs and systems. It provides a cost effective solution for our customers by offering chip densities that are less expensive than non-stacked components on a per megabyte, or MB, basis.

Postage Stamp BGA stacked components. STEC Postage Stamp utilizes a cavity substrate and a high-reliability ball-less vertical interconnect in order to provide unprecedented thermal management and uncompromised signal integrity. This technology builds upon our long experience in TSOP stacking to create a low-cost, highly reliable, high performance, thermally enhanced solution for high density modules. Because of the unique construction, heat can be conducted into the DIMM’s ground plane turning the whole DIMM board into a heat spreader. Highly durable and cost-effective to manufacture, the Postage Stamp Stack overcomes the traditional challenges of other stacking solutions while offering some unique performance advantages.

The following table describes certain of our IC Tower and Postage Stamp stacking components as of March 1, 2007:

IC Tower and Postage Stamp Stacked Component Product Family	Component Density	(Architecture) Capacity	Speed (MHz)
DDR2, DDR	512Mb – 1Gb	High (1GB – 2GB)	266 – 800
SDRAM	256Mb – 1Gb	High (512MB –2GB)	100 – 133

DRAM modules and Flash products with stacked components. We have a range of custom and application-specific stacked DRAM modules across multiple DIMM form factors in capacities up to 8GB. Our stacked DRAM products are used primarily in high-performance servers, workstations, switches and routers, and other custom systems. We offer many of these modules utilizing different DRAM architectures such as double data rate, or DDR, and DDR2, and synchronous DRAM, or SDRAM. Our stacked Flash products are used primarily in embedded systems.

The following tables describe certain of our stacked DRAM and Flash products as of March 1, 2007:

Stacked DRAM Product Family	Density	Architecture	Speed (MHz)
168, 184, and 240-pin Registered DIMM	2GB – 8GB	DDR2, DDR, SDRAM	100 - 800
184 and 240 pin Very Low profile DIMM	2GB	DDR2, DDR	333 – 800
244-pin mini-DIMM	2GB	DDR2	400 – 800
144 and 200-pin SODIMM	2GB	DDR2, DDR, SDRAM	100 – 800

Stacked Flash Product Family	Density	Architecture
CompactFlash	16GB	CF Type I, CF Type II
Solid State Drives	146GB	2.5", 3.5"
USB Flash Disk Module (UFDM)	8GB	USB
Single Chip Drive™ (SCD)	4GB	USB, IDE

Research and Development

Our research and development staff develop reliable, high-performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consisted of 94 persons as of December 31, 2006, works closely with our OEM customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our OEM customers’ custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our design library. Our design library consists of over 1,000 designs that are available for a wide variety of custom and open-standard product configurations. In recent years, we have focused on designing and developing custom, industrial-grade Flash controllers. In response to the growth in Flash-based applications, we are focusing on new Flash solutions that provide improved storage capacities, higher-speed read and write capabilities, smaller sizes and new interfaces. In January 2006, we purchased certain fixed assets and intellectual property and hired 18 engineers from a Flash controller design company in Taiwan. We plan to continue to invest in and expand our custom industrial-grade Flash controller portfolio in future years in order to maintain our leadership position in the OEM Flash market.

We continually improve our manufacturing processes and technologies, test routines and related firmware. We plan to continue to direct our research and development efforts toward the design of new memory products, which address the requirements of our OEM customers. Our IC Tower and Postage Stamp stacking technology is an important component of our research and development effort as it allows us to design solutions that are continually migrating to higher densities for our customers. Our stacking technology enables us to produce high-density Flash and DRAM products by manufacturing products in a three-dimensional form. These products offer higher-density capacities in the same footprint as the traditional two-dimensional designs. We stack unmodified memory devices to produce higher-density and smaller form factor Flash cards and DRAM modules. We believe this capacity enables us to shorten our customers’ design cycles for high-density products to lead times normally associated with non-stacked memory solutions. Research and development expense were $10.2 million, $6.6 million and $4.3 million for the three years ended December 31, 2006, 2005, and 2004, respectively.

Design, Manufacturing and Test

Design and production. The typical production cycle consists of a design stage followed by a prototype stage and ends with full production of the final product. We believe the length of the design stage has been reduced due to rapid improvements in technology. In recent years customers have demanded shorter design and production cycles. In response, we have developed quick-turn design and manufacturing services. By working with our OEM customers early in the design and prototype stages, we believe we are able to resolve critical design issues effectively and efficiently, thus shortening the time from prototype design to volume manufacturing. In addition, we believe working closely with our OEM customers throughout the design and production stages allows us to gain important insights into their future product requirements.

Manufacturing. Our manufacturing processes are highly-automated and involve the use of specialized equipment for the production of memory products. Our manufacturing systems have been optimized to support the placement of a large number of IC devices on each memory board. We believe we are able to achieve a high manufacturing yield and minimize direct labor costs as a result of our design efficiencies, high level of automation and general manufacturing expertise. Because our manufacturing systems can be easily configured for different memory products, we have the ability to offer our customers short manufacturing and test cycles on small and large projects. We also have developed an automated method of manufacturing our stacking products which we believe results in further manufacturing efficiencies. Our manufacturing process is ISO 9001 and ISO 14001 certified.

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

Customers

In 2006, we sold products through our Consumer and OEM Divisions. We have no long-term sales contracts with our customers. Prior to our divestiture of our Consumer Division in February 2007, our Consumer Division sold our products through a variety of distribution channels, including VARS, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Our ten largest customers accounted for an aggregate of 71.0%, 65.9% and 68.4% of our total revenues in 2006, 2005 and 2004, respectively. Smart Modular, Micron Semiconductor and CDW accounted for 22.9%, 15.3% and 10.4%, respectively, of our total revenues in 2006, 18.4%, 15.0% and 15.0%, respectively, of our total revenues in 2005, and 13.7%, 21.3% and 17.9%, respectively, of our total revenues in 2004. As of December 31, 2006, 2005 and 2004, approximately 41.3%, 43.0% and 38.4% of accounts receivable were concentrated with three, four and three customers, respectively. Smart Modular and Hewlett-Packard accounted for 16.6% and 16.1%, respectively of accounts receivable as of December 31, 2006.

Former Consumer Division

In 2006, our former Consumer Division sold to more than 440 customers through VARs, mail order, distributors, and mass market retailers. In addition, through our consumer distribution arrangements, we supplied our products to e-commerce companies for their sale of these products on the Internet.

OEM Division

In 2006, our OEM Division sold to more than 360 customers, including sales through OEM distributors and contract manufacturers that incorporate our products into systems they assemble for our OEM Division customers. We define our OEM Division customers as OEMs that have purchased our products directly or ordered our products from OEM distributors and contract manufacturers. Our OEM Division customers make the purchasing decisions on substantially all of the products we sell through OEM distributors and contract manufacturers. For additional information regarding our business segments, see Note 13 to our Consolidated Financial Statements.

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

International sales of our products accounted for $45.3 million or 12.9%, $33.8 million or 12.9%, and $50.3 million or 18.2% of our total revenues in 2006, 2005 and 2004, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2006, 2005 and 2004. Substantially all of our international sales are export sales, which are shipped from our domestic facility to foreign customers. For additional information regarding our international sales, see Note 13 to our Consolidated Financial Statements and “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Sales and Marketing

OEM Division

Our OEM Division uses an internal direct sales force complemented by an external sales force of manufacturers’ representatives and OEM distributors for sales to OEM Division customers in the United States and internationally. We pursue our customer base on both a geographic and account-specific basis. We believe these combined sales forces have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a larger number of OEM customers. In addition, as part of our sales and marketing efforts, our experienced application engineers work closely with our OEM Division customers in designing our products into their systems.

Consumer Division

Prior to February 9, 2007, we shipped “SimpleTech” brand-name products through our former Consumer Division directly to VARs, mail order, distributors and mass market retailers. In addition to in-house sales representatives, our sales efforts in the consumer channel were supported by manufacturers’ representatives. For the mail order and mass market retailer channels, we advertised in magazines and newspapers as a way of bringing end-users to our customers’ locations. We offered certain VARs volume rebates and worked with their customers to qualify our products for their information system departments. Volume rebates were used to incentivize certain resellers, rewarding them with a rebate for our products sold. For consumer distributors, we purchased corporate image advertising, offered volume rebates and joint marketing programs, and generated leads at electronics tradeshows and referred those potential customers to our distributors. Through joint marketing programs, we worked together with resellers to incorporate the “SimpleTech” brand in the resellers’ existing marketing plans, such as catalogs and web banner ads. In addition, we developed direct advertising programs with certain of our consumer distributors’ e-commerce customers in which we marketed our products on their websites. We also offered account manager incentives, which included sales contests and reward programs designed to sustain reseller loyalty while also creating excitement for increased sales activity.

Customer Service and Support

We provide our customers with comprehensive product service and support. We work closely with our OEM customers to monitor the performance of their product designs and to provide application design and support. This also provides us with insight into defining their subsequent generations of products. Our standard OEM customer support package is generally offered with all product sales and includes full technical documentation and application design assistance. During our OEM customers’ production phase, we provide extensive support which includes training, system-level design, implementation and integration support. We believe that tailoring our technical support to our OEM customers’ needs is essential to the success of our product introductions and customer satisfaction.

Competition

We conduct business in an industry characterized by competition, rapid technological change, evolving industry standards, declining average sales prices and product obsolescence. Our primary competitors in the third-party OEM memory module industry include: Crucial Memory, a division of Micron Technology, Netlist, Wintec, SMART Modular, SanDisk, ST Micro and Viking Interworks. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets. These companies may have similar or alternative products that are less costly or provide additional features. In addition, some of our significant suppliers, including Qimonda and Samsung Semiconductor, are also our competitors. These suppliers have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Further, these suppliers may reduce the supply of memory chips available to the industry or us. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Suppliers

IC devices represent more than 80% of the component costs of our manufactured Flash cards and DRAM modules. We purchase these IC devices from a small number of suppliers. In 2006, our significant suppliers of IC devices included:

Flash IC Device Suppliers	DRAM IC Device Suppliers
• Samsung	• Micron
• Qimonda
• Samsung

We are dependent on a small number of suppliers to supply Flash and DRAM IC devices. We have no long-term Flash or DRAM device supply contracts. We periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung supplies substantially all of the IC devices used in our Flash memory products. In addition, Micron, Qimonda and Samsung currently supply substantially all of the DRAM IC devices used in our DRAM memory products. For risks associated with our supplier relationships, see “Risk Factors—Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

Seasonality

In the past, our Consumer Division has been impacted by seasonal purchasing patterns resulting in lower sales generally in the first and second quarters and higher sales in the fourth quarter of each year. Following the divestiture of our Consumer Division in February 2007, we do expect to continue to experience some seasonality in our OEM business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending their full capital budgets before the end of each year.

Backlog

Sales of our memory products and storage solutions are made under short-term cancelable orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our combined backlog was $22.6 million as of December 31, 2006 and $13.3 million as of December 31, 2005. Our Consumer Division backlog was $6.3 million as of December 31, 2006 and $3.9 million as of December 31, 2005. Our OEM Division backlog was $16.3 million as of December 31, 2006 and $9.4 million as of December 31, 2005. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2007, we owned 21 U.S. patents and 36 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. License fees related to the license of our intellectual property and our license of third party intellectual property were nominal for all periods presented in this report. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents which may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, all of our employees are required to sign employee non-disclosure agreements and our engineers are required to sign invention assignment agreements. The invention assignment agreements require our engineers to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us. Our employees agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See “Risk Factors—Our intellectual property may not be adequately protected, which could harm our competitive position.”

Employees

As of December 31, 2006, we had 631 full-time employees, consisting of 356 in manufacturing (including test, quality assurance and material management), 117 in sales and marketing, 64 in finance and administration and 94 in design and product development. As further described in the “Recent Developments” section, in connection with the consummation of the sale of the assets of the Consumer Division, Fabrik Acquisition Corp. hired 144 of our employees, substantially all of the employees of the Consumer Division. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are satisfactory.

Information Available on our Website

Our Internet address is www.stec-inc.com. We make available on our website, free of charge, our filings made with the SEC electronically, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to those filings. Copies are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC. We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website. We may post amendments to or waivers of the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer and product revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start up of new operations or divisions.

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

We have a less diversified customer base and our future success will be dependent on our ability to grow our OEM business.

Prior to the divesture of our Consumer Division in February 2007, we offered memory and external hard drive storage solutions through our Consumer Division to retail customers and OEM Division to OEM customers. We are now focused on, and expect to spend significant resources to grow, our business in the OEM market for customized memory solutions based on Flash memory and DRAM technologies. As a result of the divestiture of our Consumer Division, we have a less diversified customer base and our future success will be dependent on our ability to grow our OEM business. In addition, our focus on a single market—the OEM market—Smeans that the seasonality and cyclicality of this market will have a greater impact on our operations and revenues than in previous years when we concentrated on the consumer and OEM markets. There can be no assurance that our focus on the OEM market will be successful or that the resources we commit to grow our OEM business will result in future profitability or market acceptance of our business or products. Our failure to grow our OEM business will hurt our reputation and harm our business, financial condition and results of operations.

Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically, IC devices represent more than 80% of the component costs of our manufactured Flash products and DRAM modules. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. We have no long-term supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of components, such as Flash IC devices. We have no assurance that our existing suppliers will agree to supply the quantities of components we may need to meet our production goals. We periodically review opportunities to develop alternative sources for our Flash and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Samsung currently supplies substantially all of the IC devices used in our OEM Flash memory products. Micron, Qimonda and Samsung currently supply substantially all of the DRAM IC devices used in our DRAM and IC Tower stacking DRAM memory products. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A disruption in or termination of our supply relationship with any of these significant suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our revenues and could increase our costs or the prices of our products. In particular, if our supply relationships with Micron, Qimonda and Samsung are disrupted or terminated, our ability to manufacture and sell our products would be harmed and our business would be adversely affected.

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

Ineffective management of inventory levels or product mix, order cancellations, product returns and inventory write-downs could adversely affect our results of operations.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $2.3 million in 2006, $1.4 million in 2005 and $1.1 million in 2004.

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

Our industry is competitive and characterized by historical declines in average sales prices. Our average sales prices may decline due to several factors. From time to time, overcapacity in the DRAM and Flash memory component markets have resulted in significant declines in component prices, which has negatively impacted our average sales prices, revenues and gross profit. During periods of overcapacity, our revenues and gross profit will decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in sales prices. Any efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Our competitors and customers also impose significant pricing pressures on us. Since a large percentage of our sales are to a small number of customers that are primarily distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. We have no long-term contracts with our customers. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. We expect that the divestiture of our Consumer Division in February 2007 will not change our future dependence on a limited number of customers for a significant portion of our revenues and, in fact, may exacerbate our dependence since all of our revenues will be derived from our OEM Division.

Our ten largest customers accounted for an aggregate of 71.0% of our total revenues in 2006, 65.9% of our total revenues in 2005, and 68.4% of our total revenues in 2004.

Our ten largest OEM Division customers accounted for an aggregate of 80.9% of our OEM Division revenues, or 49.6% of our total revenues, in 2006, 85.1% of our OEM Division revenues, or 41.6% of our total revenues, in 2005, and 85.9% of our OEM Division revenues, or 41.1% of our total revenues, in 2004. The following table sets forth certain information about each of our OEM Division customers that accounted for more than 10.0% of our total revenues in 2006, 2005 and 2004.

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
OEM Customers	% of OEM Revenues	% of Total Revenues	% of OEM Revenues	% of Total Revenues	% of OEM Revenues	% of Total Revenues
Micron Semiconductor	24.9%	15.3%	28.9%	15.0%	44.6%	21.3%
Smart Modular	37.3%	22.9%	37.6%	18.4%	29.8%	13.7%

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

The memory, high-performance computing, networking and communications and OEM markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales, manufacturing and engineering offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in France, Hong Kong, Japan, Malaysia, the Netherlands, Taiwan and the United Kingdom. In addition, we announced in August 2006 plans to build a 200,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008.

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

If we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert such internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, it could result in a negative market reaction. At the present time we are not an accelerated filer and are not subject to Section 404 of the Sarbanes-Oxley Act of 2002.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, have required most public companies, including us, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. Although we are uncertain about the total costs we will incur in connection with these efforts, we know they will at least be substantial.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 51% of our outstanding common stock at December 31, 2006 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time- to- time, we may need to relocate portions of our business to new or larger facilities which could result in disruption of our business or operations. For example, we announced in August 2006 plans to build a 200,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors in the third-party memory module industry include: Crucial Memory, a division of Micron Technology, Netlist, Wintec, SMART Modular, SanDisk, ST Micro and Viking Interworks. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Qimonda and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

The manufacturing of our products is complex and subject to yield problems, which could decrease available supply and increase costs.

The manufacture of our Flash memory products, stacked DRAM products and Flash controllers is a complex process, and it is often difficult for companies to achieve acceptable product yields. Reduced yields could decrease available supply and increase costs. Flash controller yields depend on both our product design and the manufacturing process technology unique to our semiconductor foundry partners. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product defect exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

The execution of our growth strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mark Moshayedi, our Chief Operating Officer, Chief Technical Officer and Secretary, and Dan Moses, our Executive Vice President and Chief Financial Officer. In addition, as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. We may be at a disadvantage in our ability to maintain and recruit qualified employees since many of the companies that compete with us for the same pool of qualified employees continue to offer stock options as part of their compensation package. We have experienced difficulties maintaining and attracting qualified employees as a result of our reduction in the use of stock options and we expect this difficulty to continue in the future unless we are able to develop other forms of incentive compensation to replace stock options. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 12.9%, 12.9% and 18.2% of our revenues in 2006, 2005 and 2004, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in 2006, 2005 or 2004. For 2006, 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions also could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Provisions of our 2000 Stock Incentive Plan allow for the automatic vesting of all outstanding equity awards granted under the 2000 Stock Incentive Plan upon a change in control under certain circumstances. Such provisions may have the effect of discouraging a third party from acquiring us, even if doing so would be beneficial to our shareholders.

ITEM	1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM	2. PROPERTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serve as our corporate headquarters. In addition to our executive offices, these facilities also contain substantially all of our manufacturing, engineering, research and development and testing operations. We lease the 24,500 and 48,600 square foot facilities from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is a founder and major shareholder of STEC. In addition, Manouch Moshayedi and Mark Moshayedi are each an executive officer and director of STEC. The base rent was approximately $18,375 per month during 2006 This lease expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

The base rent of the 48,600 square foot facility was approximately $31,613 per month during 2006. This lease also expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

In August 2006 we announced plans to build a 200,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008. We are estimating an investment in land, facilities and capital equipment for our Malaysia facility of approximately $28 million over the next 5 years.

We also lease a number of small facilities in both foreign and domestic locations for our additional sales, research and development and engineering staff and for storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

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

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. We have submitted the defense of this lawsuit to our insurance carrier. Also, we have notified all of the suppliers who have supplied us with the hard drives involved, since we believe that those suppliers have a legal duty to indemnify us in the event we are required to pay any damages. There can be no assurance, however, that our insurance carrier will ultimately agree to defend this lawsuit on our behalf or that any of our suppliers will indemnify us for any damages resulting from this lawsuit. As of December 31, 2006, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Napster Lawsuit

On February 14, 2006, STEC, Inc. filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. Napster has recently filed a cross-complaint against STEC for breach of contract, fraud, and other claims. We plan to pursue our claims and rebuke the counter-claims vigorously, however, it is not possible at this time to estimate the outcome of this matter. As of December 31, 2006, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

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

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “STEC.” The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq Global Market for our common stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Price range of Common Stock
	High	Low
Year Ended December 31, 2006:
First Quarter	$4.38	$3.25
Second Quarter	$4.41	$3.50
Third Quarter	$9.40	$3.63
Fourth Quarter	$12.95	$7.33
Year Ended December 31, 2005:
First Quarter	$4.87	$3.70
Second Quarter	$4.16	$3.27
Third Quarter	$5.02	$3.70
Fourth Quarter	$5.22	$3.42

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on The Nasdaq Global Market on December 29, 2006, the last trading day in 2006, and March 1, 2007. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 29, 2006	$12.68
March 1, 2007	$8.66

Holders

As of March 1, 2007, there were 41 holders of record of our common stock.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for us, the Nasdaq Stock Market (U.S.) Index and the Standard & Poor’s Semiconductors Index, assuming an investment of $100 on December 28, 2001. No cash dividends have been declared on our common stock. The graph covers the period from December 28, 2001, the last trading day of our 2001 fiscal year, to December 29, 2006, the last trading day of our 2006 fiscal year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, the preceding Stock Performance Graph is not to be incorporated by reference into any such prior filings, nor shall such graph be incorporated by reference into any future filings made by us under those statutes.

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

Issuer Purchases of Equity Securities

In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. We have not purchased any shares of our common stock under this share repurchase program.

ITEM	6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. The consolidated statement of operations data for each of the three years in the period ended December 31, 2006 and the consolidated balance sheet data at December 31, 2006 and 2005 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 were derived from our audited consolidated financial statements and are not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$352,110	$261,988	$275,432	$211,806	$176,531
Cost of revenues	268,178	212,887	228,269	175,927	143,582

Gross profit	83,932	49,101	47,163	35,879	32,949

Sales and marketing	27,818	24,179	19,875	18,787	17,527
General and administrative	15,196	12,705	10,106	10,077	10,328
Research and development	10,211	6,560	4,295	2,445	2,762

Total operating expenses	53,225	43,444	34,276	31,309	30,617

Operating income	30,707	5,657	12,887	4,570	2,332
Other income, net	3,653	1,629	1,052	557	778

Income from continuing operations before provision for income taxes	34,360	7,286	13,939	5,127	3,110
Provision (benefit) for income taxes	12,509	1,713	5,158	1,645	(188)

Income from continuing operations	$21,851	$5,573	$8,781	$3,482	$3,298

Loss from discontinued operations before benefit for income taxes	—	—	(7,115)	(8,728)	(8,196)
Benefit for income taxes	—	—	(3,023)	(3,598)	(3,507)

Loss from discontinued operations	$—	$—	$(4,092)	$(5,130)	$(4,689)

Net income (loss)	$21,851	$5,573	$4,689	$(1,648)	$(1,391)

Net income (loss) per share:
Basic:
Continuing operations	$0.47	$0.12	$0.18	$0.09	$0.08
Discontinued operations	$—	$—	$(0.08)	$(0.13)	$(0.12)

Total	$0.47	$0.12	$0.10	$(0.04)	$(0.04)

Diluted:
Continuing operations	$0.45	$0.12	$0.17	$0.08	$0.08
Discontinued operations	$—	$—	$(0.08)	$(0.12)	$(0.11)

Total	$0.45	$0.12	$0.09	$(0.04)	$(0.03)

Shares used in computation of net income (loss) per share:
Basic	46,313,116	45,243,141	47,707,365	40,408,610	38,515,825
Diluted	48,353,536	46,624,517	49,563,208	42,559,586	40,336,008

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,907	$60,006	$73,346	$30,769	$24,442
Marketable securities	—	—	9,972	45,625	19,530
Working capital	147,633	111,764	121,564	114,112	60,681
Total assets	206,656	155,187	153,409	153,669	94,240
Total shareholders’ equity	166,014	127,382	131,428	128,324	73,902

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such consolidated financial statements included elsewhere in this Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “Business—Risk Factors” and elsewhere in this Form 10-K. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Overview

STEC, Inc. (formerly SimpleTech, Inc.) designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Prior to the divestiture of our Consumer Division in February 2007, as further described below, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, we specialize in developing high-density DRAM memory modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments.

During 2006, we sold our products through our OEM Division and our former Consumer Division. Our Consumer Division sold products through a variety of distribution channels, including VARs, mail order, distributors, and mass market retailers. Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our Zeus and ZeusIOPS product lines, for industrial applications;

•	Targeting new customers for our value-add OEM DRAM memory solutions; and

•	Expanding our international OEM business in Asia and Europe.

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

OEM Flash product revenue increased 66% from $22.6 million in 2004 to $37.6 million in 2005 and increased 144% from 2005 to $91.7 million in 2006. We expect our continued investments in OEM Flash controller development to result in continued revenue growth from our OEM Flash product line in 2007. OEM Flash product gross margins were our highest gross margin product line in 2006.

We offer monolithic DRAM memory modules and DRAM memory modules based on our stacking technology. Prior to 2005, a substantial portion of our OEM DRAM business had been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules. In recent quarters, our OEM DRAM memory module revenues have been volatile and difficult to project, and we expect this product line to remain difficult to project for the next several quarters as our customers continue to qualify the latest generation modules.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support revenue growth in those geographic regions. We also plan to build a manufacturing facility in Malaysia, which we expect to help us reduce average production and engineering labor costs, have better access to growing markets in Asia, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment and lower our overall long-term effective tax rate. The 200,000 square foot manufacturing facility in Malaysia is expected to be operational in the first quarter of 2008.

Gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division. We track revenues and gross margins for our Consumer and OEM Divisions. We do not track separately operating expenses for our Consumer and OEM Divisions.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 71.0%, 65.9% and 68.4% of our total revenues in 2006, 2005 and 2004, respectively. Smart Modular, Micron Semiconductor and CDW accounted for 22.9%, 15.3% and 10.4%, respectively, of our total revenues in 2006, 18.4%, 15.0% and 15.0%, respectively, of our total revenues in 2005, and 13.7%, 21.3% and 17.9%, respectively, of our total revenues in 2004. Other than Smart Modular, Micron Semiconductor and CDW, no other customer accounted for more than 10.0% of our total revenues in 2006, 2005 or 2004. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales of our products accounted for 12.9%, 12.9% and 18.2% of our total revenues in 2006, 2005 and 2004, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2006, 2005 and 2004. For 2006, 2005 and 2004, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, our Consumer Division has been impacted by seasonal purchasing patterns resulting in lower sales in the first and second quarters of each year. Other factors, including component price fluctuations, may distort the effect of seasonality. Following the divestiture of our Consumer Division in February 2007, we do expect to continue to experience some seasonality in our OEM business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending to their full capital budgets before the end of each year.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” which was issued in December 2004. SFAS 123(R) is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. Prior to our adoption of SFAS 123(R), we accounted for employee stock options for financial and accounting purposes under APB No. 25, which does not require the expensing of stock options if the exercise price is equal to the fair market value on the measurement date. We adopted SFAS 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated.

As a result of our adoption of SFAS 123(R), we are required to record compensation expense for all awards granted on and after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of December 31, 2005. We had outstanding unvested stock options to purchase an aggregate of 35,000 shares of common stock at December 31, 2006 and no outstanding unvested stock options as of December 31, 2005. In addition, we had 387,000 outstanding unvested restricted stock units at December 31, 2006 and no outstanding unvested restricted stock units as of December 31, 2005. Each restricted stock unit represents the right to receive one share of common stock as each restricted stock unit vests. For the year ended December 31, 2006, we recorded stock-based compensation expense of $167,000, consisting of expenses related to employee stock options and employee restricted stock units which are included in research and development and general and administrative expenses. As of December 31, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our 2000 Stock Incentive Plan was $98,000 for incentive stock options and $2.3 million for restricted stock units, which we expect will be recognized over a weighted-average period of 3.3 years and 3.6 years, respectively. We believe SFAS 123(R) will increase our compensation expense, could make our operating results less predictable and affect the way we compensate our employees or cause other changes in the way we conduct our business. As a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. See Notes 2 and 11 to our consolidated financial statements for additional information concerning our adoption of SFAS 123(R) and our 2000 Stock Incentive Plan.

Recent Developments

On February 9, 2007, we completed the sale of assets of our Consumer Division, including the name “SimpleTech,” to Fabrik, Inc. and Fabrik Acquisition Corp. for approximately $43 million, or approximately $10 million more than the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. In connection with this transaction, the purchasers hired substantially all of the employees of the Consumer Division. This divesture will enable us to focus resources on our core OEM business. In addition, on March 7, 2007, we changed our corporate name from SimpleTech, Inc. to STEC, Inc.

The primary catalysts prompting this strategic decision to divest the Consumer Division and focus on the OEM Division were:

•	Substantial investments in research and development have resulted in significant advancement of our Flash IP, including controllers and subsystem level designs;

•	The continued decline in the price of Flash components at a rate of approximately 50% per year has made the replacement of mechanical hard disk drives with Flash memory storage more compelling;

•

An increasing number of industrial customers are converting to Flash memory for their storage requirements. According to market information currently available, the industrial Flash market is expected to grow from approximately $180 million in 2006 to $1.7 billion in 2011.

•	We are achieving an accelerated number of industrial qualifications for our Flash products.

The discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K include the operating results of both our OEM Division and former Consumer Division. Beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, we will account for our former Consumer Division as a discontinued operation.

Discontinued Operations of Xiran Division

In June 2004, we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of the assets of Irvine Networks, LLC. The Xiran Division developed advanced board-level solutions that optimized server performance for networked storage applications, including IP storage. In 2004, the discontinued Xiran Division recorded a $7.1 million operating loss before benefit for income taxes. Included in the $7.1 million operating loss before benefit for income taxes was a pre-tax charge of approximately $3.0 million that included a $1.5 million write-off of inventory, an $802,000 write-off reflecting the net book value of Xiran Division fixed assets that will no longer be used, a $310,000 write-off of the net book value of the intangible asset recorded at the date of acquisition, a $173,000 lease impairment charge related to the Xiran Division office space that will no longer be used, $102,000 in severance costs of Xiran Division employees who are no longer employed by us, and approximately $51,000 in other charges. Monthly rent on the Xiran Division office lease, which expired on June 30, 2005, was approximately $22,000. In calculating the lease impairment charge, we reduced the total lease liability by the estimated fair market value of sublease rental income. The closure of the Xiran Division had no impact on net revenues, gross profit or net income in 2005 or 2006. Our consolidated financial statements have been reclassified to reflect the Xiran Division as a discontinued operation for all prior periods presented.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. In June 2004, we discontinued the operation of our Xiran Division. The table below does not include the revenues and operating expenses of our Xiran Division, which is presented as discontinued operations.

	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	76.2	81.3	82.9

Gross profit	23.8	18.7	17.1
Operating expenses:
Sales and marketing	7.9	9.2	7.2
General and administrative	4.3	4.8	3.7
Research and development	2.9	2.5	1.5

Total operating expenses	15.1	16.5	12.4
Operating income	8.7	2.2	4.7
Other income	1.0	0.6	0.4

Income before provision for income taxes	9.7	2.8	5.1

Comparison of the years ended December 31, 2006 and 2005

Net Revenues. Our revenues increased 34.4% from $262.0 million in 2005 to $352.1 million in 2006. Sales of memory products accounted for 84.5% of our revenues in 2006, compared to 86.3% of our revenues in 2005. Sales of external storage units and other products comprised the balance of our revenues in 2006 and 2005. The increase in revenues from 2005 to 2006 was due primarily to a 66.8% increase in unit shipments, partially offset by a 19.0% decrease in average sales price, or ASP, from $58 in 2005 to $47 in 2006. The decrease in our ASP resulted primarily from a shift in product mix and declining DRAM and Flash component prices. The increase in unit shipments resulted primarily from a 215.8% increase in OEM Division Flash memory units shipped and a 79.1% increase in Consumer Division external storage units shipped, partially offset by a 27.0% decrease in Consumer Division standard DRAM units shipped. OEM Division Flash product shipments increased from 933,000 units in 2005 to 2,946,000 units in 2006 due primarily to an increase in orders from new and existing customers. Consumer Division external storage product shipments increased from 339,000 units 2005 to 607,000 units in 2006 due primarily to the establishment of new retail customer relationships.

Our OEM Division revenues increased 68.1% from $128.3 million in 2005 to $215.8 million in 2006. The increase in OEM Division revenues was due primarily to a 157.9% increase in OEM Division units shipped, partially offset by a 35.4% decrease in ASP from $82 in 2005 to $53 in 2006. The increase in OEM Division unit volume resulted primarily from an increase in Flash memory units shipped from 933,000 units in 2005 to 2,946,000 units in 2006 due primarily to an increase in qualification orders from new and existing OEM customers. The decrease in our OEM Division ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products.

Our Consumer Division revenues increased 2.0% from $133.7 million in 2005 to $136.4 million in 2006 due primarily to an 18.5% increase in Consumer Division unit volume resulting primarily from a 36.6% increase in Flash memory units shipped and a 79.1% increase in external storage units shipped partially offset by a 27.0% decrease in Consumer Division standard DRAM units shipped and a 13.3% decrease in Consumer Division ASP from $45 in 2005 to $39 in 2006. The decrease in Consumer Division ASP resulted from declines in DRAM and Flash component pricing in 2006 compared to 2005.

Our combined backlog was $22.6 million as of December 31, 2006, compared to $13.3 million as of December 31, 2005. Our OEM Division backlog was $16.3 million as of December 31, 2006, compared to $9.4 million as of December 31, 2005. Our Consumer Division backlog was $6.3 million as of December 31, 2006, compared to $3.9 million as of December 31, 2005. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

Gross Profit. Our gross profit increased 70.9% from $49.1 million in 2005 to $83.9 million in 2006. Gross profit as a percentage of revenues increased from 18.7% in 2005 to 23.8% in 2006 due primarily to a shift in product mix toward higher margin OEM Division product lines. Gross profit as a percentage of revenues for our OEM Division increased from 24.2% in 2005 to 31.7% in 2006 due primarily to a significant shift in product mix toward our Flash product line, which is our highest margin OEM Division product line. OEM Division Flash units shipped increased 215.8% from 933,000 units in 2005 to 2,946,000 units in 2006. Gross profit as a percentage of revenues for our Consumer Division decreased from 13.5% in 2005 to 11.4% in 2006 due primarily to a shift in product mix toward our Flash product line, which is our lowest margin Consumer Division product line. Consumer Division Flash units shipped increased 36.6% from 1,553,000 units in 2005 to 2,121,000 units in 2006. As a result of our OEM Division selling a larger percentage of higher margin, higher capacity DRAM, Flash memory and IC Tower stacking products, gross profit as a percentage of revenues for our OEM Division is typically higher than our Consumer Division.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased 14.9% from $24.2 million in 2005 to $27.8 million in 2006. Sales and marketing expenses as a percentage of revenues decreased from 9.2% in 2005 to 7.9% in 2006 primarily due to the fixed nature of some of these expenses. The increase in sales and marketing expenses in absolute dollars was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level, an increase in units shipped and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia, and to support the continued expansion of our OEM Flash products and our Consumer Division external storage products in the retail channel.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $12.7 million in 2005 to $15.2 million in 2006. General and administrative expenses as a percentage of revenues decreased from 4.8% in 2005 to 4.3% in 2006. The increase in general and administrative expenses in absolute dollars was due primarily to an increase in bad debt expense, additional payroll expense and severance costs.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 54.5% from $6.6 million in 2005 to $10.2 million in 2006. Research and development expenses as a percentage of revenues increased from 2.5% in 2005 to 2.9% in 2006. $1.6 million of the increase in research and development expenses from 2005 to 2006 is due to the ramp-up in activity related to our Taiwanese office, which was acquired in January 2006. $275,000 of the increase is related to our October 2006 acquisition of substantially all of the assets of Gnutek Ltd. The balance of the increased research and development expenses from 2005 to 2006 is due to an increase in payroll costs from our expanding global research and development efforts predominantly related to our OEM Flash product line.

Other Income. Other income is comprised primarily of interest income from our cash, cash equivalents and marketable securities and receipts from legal settlements. Other income increased from $1.6 million in 2005 to $3.7 million in 2006 primarily due to $1.9 million in legal settlements received in the third and fourth quarters of 2006 related to class action litigation involving predatory pricing practices by certain DRAM vendors.

Provision for Income Taxes. Provision for income taxes was $12.5 million in 2006 and $1.7 million in 2005. Provision for income taxes as a percentage of income before provision for income taxes was 23.5% in 2005 compared to 36.4% in 2006. Provision for income taxes as a percentage of income before provision for income taxes was abnormally low in 2005 due primarily to the completion of a state income tax audit in which the final liability was less than we had previously anticipated and accrued.

Net Income. Net income was $5.6 million in 2005 and $21.9 million in 2006. The increase in net income is primarily due to increased revenues and a significant shift in product mix toward our OEM Flash product line, which is our highest margin OEM Division product line. OEM Division Flash units shipped increased 215.8% from 933,000 units in 2005 to 2,946,000 units in 2006.

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

Other Income. Other income is comprised primarily of interest income from our cash, cash equivalents and marketable securities. Other income was $1.1 million in 2004 compared to $1.6 million in 2005. Other income increased from 2004 to 2005 due primarily to higher interest rates.

Provision for income taxes. Provision for income taxes was $1.7 million in 2005. Provision for income taxes from continuing operations was $5.2 million in 2004. Provision for income taxes as a percentage of income before provision for income taxes was 37.0% in 2004 compared to 23.5% in 2005. Provision for income taxes as a percentage of income before provision for income taxes was abnormally low in 2005 due primarily to the completion of a state income tax audit in which the final liability was less than we had previously anticipated and accrued. In addition, we received increased research and development income tax credits as a result of higher research and development spending in 2005 compared to 2004.

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

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of December 31, 2006, we had working capital of $147.6 million, including $40.9 million of cash and cash equivalents, compared to working capital of $111.8 million, including $60.0 million of cash and cash equivalents at December 31, 2005, and compared to working capital of $121.6 million, including $73.3 million of cash and cash equivalents and $10.0 million in marketable securities as of December 31, 2004. Current assets were 4.6 times current liabilities at the end of 2006, compared to 5.0 times current liabilities at the end of 2005, and compared to 6.5 times current liabilities at the end of 2004.

Cash Provided and Used in Operating Activities in 2006, 2005 and 2004

Net cash used in operating activities was $28.4 million in 2006 resulting primarily from an increase in net inventory of $38.3 million and an increase in net accounts receivable of $31.1 million, partially offset by net income of $21.9 million, an increase in accounts payable of $8.0 million, an increase in accrued and other liabilities of $4.9 million and non-cash depreciation and amortization of $5.4 million. Accounts receivable, net of allowances, increased primarily due to an increase in sales for the OEM Division Flash product line orders and the continued growth of our Consumer Division external storage product line in the retail channel. Inventory, net of reserves increased due to the increase in sales as noted above, and due to new inventory consignment arrangements at two major retailers.

Net cash used in operating activities was $6.4 million in 2005 resulting primarily from an increase in net inventory of $17.5 million, partially offset by net income of $5.6 million, an increase in accounts payable of $3.9 million and non-cash depreciation and amortization of $3.0 million. Net inventory increased due primarily to longer manufacturing cycles for certain products built in Asia in 2005 that were previously built domestically and longer sales cycles for certain customers due to the conversion of inventory arrangements to consignment programs during 2005.

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

Cash Provided and Used in Investing Activities in 2006, 2005 and 2004

Net cash used in investing activities was $7.4 million in 2006 resulting primarily from purchases of furniture, fixtures and equipment of $6.2 million and cash considerations of $500,000 and $687,000 for the acquisitions of a division of Integrated Circuit Solution Incorporation in January 2006 and the assets of Gnutek Ltd., a privately-held company based in the United Kingdom in October 2006, respectively. In addition, in August 2006 we announced plans to expand our operations into Malaysia through the construction of an approximately 200,000 square feet manufacturing facility which we expect to be operational in the first quarter of 2008. We estimate an investment in land, facilities and capital equipment for our Malaysia facility of approximately $28 million over the next 5 years. We expect this investment will be sourced through existing cash on the balance sheet, cash flow from operations and, if necessary, from new debt and/or equity financings.

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

We expect to spend between approximately $25.0 million to $30.0 million during the next 24 months, primarily for manufacturing, testing and engineering equipment and for land and construction costs related to our planned facility in Malaysia.

Cash Provided and Used in Financing Activities in 2006, 2005 and 2004

Net cash provided by financing activities was $16.7 million in 2006 resulting primarily from the issuance of common stock for proceeds of $12.8 million related to stock option exercises and $3.8 million from the tax benefits related to stock option exercises. In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. We have not purchased any shares of our common stock under this share repurchase program.

Net cash used in financing activities was $10.4 million in 2005 resulting primarily from an $11.8 million repurchase of our common stock under our stock buy back plan, partially offset by the issuance of common stock for proceeds of $1.4 million related to our employee stock purchase plan and stock option exercises.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at December 31, 2006. We do not have off-balance sheet financing arrangements as of December 31, 2006.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,838,000	$849,000	$1,407,000	$1,233,000	$3,349,000
Non-cancelable capital equipment purchase commitments	7,074,000	7,074,000	—	—	—
Non-cancelable inventory purchase commitments	16,956,000	16,956,000	—	—	—
Other non-cancelable purchase commitments	1,570,000	1,570,000	—	—	—

Total	$32,438,000	$26,449,000	$1,407,000	$1,233,000	$3,349,000

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three years ended December 31, 2006, 2005 and 2004.

Average sales price or ASP declined 19% from 2005 to 2006 primarily due to decreases in ASP related to our OEM Division. The overall decline in OEM Division ASP was offset by an increase of 157.9% in OEM Division units shipped and a shift in product mix towards higher-margin OEM Flash products.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We will intend to adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

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

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Sales and marketing incentives amounted to $19.4 million in 2006, $9.1 million for 2005 and $7.4 million for 2004, of which $19.2 million, $8.6 million and $5.2 million, respectively, were offset against revenues, and $144,000, $486,000, $2.2 million, respectively, were charged as an operating expense.

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

•

Valuation of long-lived tangible assets. We assess the potential impairment of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy can significantly reduce the estimated useful life of such assets.

•

Goodwill and intangible assets. Goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

At December 31, 2006, our cash and cash equivalents were $40.9 million invested in money market and other interest bearing accounts. At December 31, 2006, we had no investments in marketable securities.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $409,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of December 31, 2006 were as follows:

	Expected Maturity Date		Total	Fair Value 12/31/2006
	2006	Thereafter
Investments
Cash and cash equivalents:
Money Market Funds	$40,907,000	$0	$40,907,000	$40,907,000
Weighted average interest rate	3.58%		3.58%	3.58%

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

STEC, Inc.’s (formerly SimpleTech, Inc.) consolidated financial statements and schedule required by this item are included in Part IV, Item 15 of this Report.

The supplementary data required by this item is included in Note 14 to STEC, Inc. (formerly SimpleTech, Inc.)’s consolidated financial statements.

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

(b) Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2006, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this Item is included in “Proposal No. 1: Elections of Directors” “Management”, “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” and “Corporate Governance” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders (1)	6,451,032	$4.48	3,676,024	(2)
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	6,451,032		3,676,024

(1)	Consists of the 2000 Stock Incentive Plan.
(2)	Consists of shares available for future issuance under the 2000 Stock Incentive Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will any such annual increase exceed 2,500,000 shares of common stock.

The other information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENENCE

The information required by this Item is included in the “Corporate Governance” and “Certain Relationships and Related Transactions” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” section of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

1. Financial Statements. The following financial statements of STEC, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2. Exhibits. The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

(b) Exhibits

The following exhibits are filed (or furnished) herewith or incorporated herein by reference to the location indicated.

Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	Exhibit 3.1 to the Current Report of the registrant, filed March 8, 2007.

3.2	Restated Bylaws.	Exhibit 3.2 to the Current Report of the registrant, filed March 8, 2007.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for STEC, Inc. (formerly SimpleTech, Inc.) defining the rights of holders of common stock of STEC, Inc.

4.2	Specimen Stock Certificate	Filed herewith.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

Number	Description	Location
10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and SimpleTech, Inc.	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended through April 17, 2006)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-136505) of the registrant, filed August 11, 2006.

10.4	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.5†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)	Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

10.6	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.7	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 6, 2000.

10.8	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.9	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.10†	Description of Compensatory Arrangements for 2005 Applicable to Named Executive Officers	Exhibit 10.12 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2004, filed March 16, 2005.

10.11†	Summary of Non-Employee Director Compensation Arrangements	Exhibit 99.1 to the Current Report on Form 8-K filed November 8, 2006.

10.12††	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to SimpleTech, Inc. offering special incentives	Exhibit 10.1 to the Current Report on Form 8-K filed August 30, 2006.

10.13†	Severance Agreement and General Release, dated February 9, 2007 by and between SimpleTech, Inc. and Mike Moshayedi	Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2007.

10.14†	2000 Stock Incentive Plan form of Notice of Grant of Stock Option	Filed herewith.

10.15†	2000 Stock Incentive Plan form of Stock Option Agreement	Filed herewith.

Number	Description	Location
10.16†	2000 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option	Filed herewith.

10.17†	2000 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	Filed herewith.

10.18†	2000 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	Filed herewith.

21.1	List of Subsidiaries of STEC, Inc.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
††	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

(c) Financial Statement Schedule:

The financial statement schedule for STEC, Inc. is set forth in (a)(2) of Item 15 above.

STEC, INC.

(formerly SimpleTech, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

STEC, Inc. (formerly SimpleTech, Inc.)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of STEC, Inc. (formerly SimpleTech, Inc.) and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California

March 23, 2007

STEC, INC.

(formerly SimpleTech, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash and cash equivalents	$40,907	$60,006
Accounts receivable, net of allowances of $3,127 at December 31, 2006 and $878 at December 31, 2005	68,726	38,630
Inventory, net	75,430	37,108
Deferred income taxes	1,521	—
Other current assets	1,691	3,825

Total current assets	188,275	139,569

Furniture, fixtures and equipment, net	11,864	8,231
Intangible assets	1,439	1,036
Goodwill	1,682	733
Other long-term assets	423	1,647
Deferred income taxes	2,973	3,971

Total assets	$206,656	$155,187

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$28,546	$20,564
Accrued and other liabilities	12,096	7,195
Deferred income taxes	—	46

Total liabilities	40,642	27,805

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,677,834 shares issued and outstanding as of December 31, 2006 and 45,043,568 shares issued and outstanding as of December 31, 2005	49	45
Additional paid-in capital	128,353	111,576
Retained earnings	37,612	15,761

Total shareholders’ equity	166,014	127,382

Total liabilities and shareholders’ equity	$206,656	$155,187

The accompanying notes are an integral part of these consolidated financial statements

STEC, INC.

(formerly SimpleTech, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net revenues	$352,110	$261,988	$275,432
Cost of revenues	268,178	212,887	228,269

Gross profit	83,932	49,101	47,163

Sales and marketing	27,818	24,179	19,875
General and administrative	15,196	12,705	10,106
Research and development	10,211	6,560	4,295

Total operating expenses	53,225	43,444	34,276
Operating income	30,707	5,657	12,887
Other income	3,653	1,629	1,052

Income before provision for income taxes	34,360	7,286	13,939
Provision for income taxes	12,509	1,713	5,158

Income from continuing operations	21,851	5,573	8,781
Loss from discontinued operations before benefit for income taxes	—	—	(7,115)
Benefit for income taxes	—	—	(3,023)

Loss from discontinued operations	—	—	(4,092)

Net income	$21,851	$5,573	$4,689

Net income (loss) per share:
Basic:
Continuing operations	$0.47	$0.12	$0.18
Discontinued operations	—	—	(0.08)

Total	$0.47	$0.12	$0.10

Diluted:
Continuing operations	$0.45	$0.12	$0.17
Discontinued operations	—	—	(0.08)

Total	$0.45	$0.12	$0.09

Shares used in per share computation:
Basic	46,313,116	45,243,141	47,707,365

Diluted	48,353,536	46,624,517	49,563,208

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

(formerly SimpleTech, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, December 31, 2003	47,776,257	$48	$122,777	$5,499	$128,324
Net income				4,689	4,689
Repurchase of common shares	(841,509)	(1)	(3,098)		(3,099)
Exercise of stock options	419,964		963		963
Issuance of common shares under employee stock purchase plan	96,010		218		218
Tax benefits from exercise of stock options			333		333

Balances, December 31, 2004	47,450,722	47	121,193	10,188	131,428
Net income				5,573	5,573
Repurchase of common shares	(3,045,886)	(3)	(11,824)		(11,827)
Exercise of stock options	551,956	1	1,178		1,179
Issuance of common shares under employee stock purchase plan	86,776		238		238
Acceleration of stock option vesting			374		374
Tax benefits from exercise of stock options			417		417

Balances, December 31, 2005	45,043,568	45	111,576	15,761	127,382
Net income				21,851	21,851
Exercise of stock options	3,634,266	4	12,842		12,846
Tax benefits from exercise of stock options			3,834		3,834
Stock-based compensation expense			101		101

Balances, December 31, 2006	48,677,834	$49	$128,353	$37,612	$166,014

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

(formerly SimpleTech, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income	$21,851	$5,573	$4,689
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,439	3,022	3,250
Loss (gain) on sale of furniture, fixtures and equipment	72	75	(27)
Restructuring and impairment charges	—	—	50
Loss on disposal of segment	—	—	2,979
Accounts receivable provisions	4,452	998	1,156
Inventory excess and obsolescence expense	2,294	1,361	1,142
Deferred income taxes	(569)	593	804
Stock-based compensation expense	101	374	—
Tax benefit from exercise of stock options	—	417	333
Change in operating assets and liabilities:
Accounts receivable	(35,548)	(2,098)	(5,177)
Inventory	(40,602)	(18,851)	4,961
Other assets	1,222	(2,791)	(490)
Accounts payable	7,982	3,876	(3,776)
Accrued and other liabilities	4,901	1,057	218

Net cash (used in) provided by operating activities	(28,405)	(6,394)	10,112

Cash flows from investing activities:
Sales of marketable securities, net	—	9,972	35,653
Acquisitions, net of cash acquired	(1,187)	(1,561)	—
Purchase of intangible assets	—	—	(400)
Purchase of furniture, fixtures and equipment	(6,187)	(4,989)	(1,465)
Proceeds from sale of furniture, fixtures and equipment	—	43	595

Net cash (used in) provided by investing activities	(7,374)	3,465	34,383

Cash flows from financing activities:
Proceeds from exercise of stock options	12,846	1,178	1,215
Tax benefit of employee stock option exercise	3,834	—	—
Stock buyback	—	(11,827)	(3,099)
Proceeds from issuance of common stock	—	238	(34)

Net cash provided by (used in) financing activities	16,680	(10,411)	(1,918)

Net increase (decrease) in cash	(19,099)	(13,340)	42,577
Cash and cash equivalents at beginning of period	60,006	73,346	30,769

Cash and cash equivalents at end of period	$40,907	$60,006	$73,346

Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$5,774	$1,214	$890

Supplemental schedule of noncash investing activities:
Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$1,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization:

STEC, Inc. (formerly SimpleTech, Inc.) (the “Company”) was originally incorporated in California in March 1990 as Simple Technology, Inc. and renamed SimpleTech, Inc. in May 2001. As further discussed in Note 15, the Company completed the sale of the assets of its Consumer Division, including the name “SimpleTech”, on February 9, 2007 and subsequently changed its corporate name to STEC, Inc. on March 7, 2007. STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Prior to the divestiture of the assets of our Consumer Division in February 2007, as further described in Note 15, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, the Company specializes in developing high-density DRAM memory modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments. These products are used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and Original Equipment Manufacturer, or OEM, applications. Since, the assets of the Consumer Division were part of the business during fiscal year 2006, we continue to reference the impact of the Consumer Division on 2006 results throughout the Notes where appropriate.

2. Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of STEC, Inc. and its subsidiaries in California, the Cayman Islands, Hong Kong, Taiwan, Malaysia, the Netherlands, England and Scotland (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. As disclosed in Note 6, we have presented the Xiran division as a discontinued operation.

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The local currency statements are translated into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are translated using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are translated using historical exchange rates. All remeasurement gains and losses are included in determining net income.

Reclassification:

Certain amounts previously reported have been reclassified to conform with the 2006 presentation.

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

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Following are the changes in the account receivable allowance for doubtful accounts, sales returns, price protection and other deductions, during the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Balance at Beginning of Year	Additions	Write-offs net of recoveries	Balance at end of year
December 31, 2006	$878	$4,452	$(2,203)	$3,127

December 31, 2005	$993	$998	$(1,113)	$878

December 31, 2004	$1,129	$1,156	$(1,292)	$993

Inventory:

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company purchases raw materials in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit the Company’s ability to effectively utilize all of the raw materials purchased and result in finished goods with above market carrying costs which may cause losses on sales to customers. The Company regularly monitors potential inventory excess, obsolescence and lower market values compared to costs and, when necessary, reduces the carrying amount of its inventory to its market value. Following are the changes in inventory valuation accounts during the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Balance at Beginning of Year	Additions	Write-offs	Balance at end of year
December 31, 2006	$1,956	$2,294	$(1,550)	$2,700

December 31, 2005	$1,340	$1,361	$(745)	$1,956

December 31, 2004	$1,043	$1,142	$(845)	$1,340

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Intangible Assets:

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment analysis at December 31, 2006 and 2005, and determined that no adjustment to the carrying value of goodwill was required. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition:

Revenue is recognized in accordance with the guidelines in Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectibility is reasonably assured and (4) products have been shipped and the customer has taken ownership and assumed risk of loss. For customers with unlimited rights of return, revenue is recognized when units are sold through to the ultimate customer. A substantial portion of the Company’s product sales are on FOB shipping point terms where product title passes to our customer at the time it is shipped from the Company’s warehouse. Products sales on FOB destination terms are not recognized until delivered to the customer. A substantial portion of the Company’s sales through its Consumer Division includes limited rights to return unsold inventory. In addition, some customers have limited price protection rights for inventories of the Company’s products held by them. If the Company reduces the list price of their products, these customers may be entitled to receive credits from the Company. The Company provides for estimated future returns, limited price protection arrangements and the estimated costs of warranty at the time of sale based on historical experience. If the historical data and inventory estimates used to calculate these provisions do not properly reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted.

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2006, 2005 and 2004, shipping and handling costs were approximately $3,824,000, $2,400,000 and $2,171,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2006, 2005 and 2004, shipping and handling costs billed to customers were $230,000, $313,000 and $317,000, respectively.

Sales and marketing incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” For the years ended December 31, 2006, 2005 and 2004, sales and marketing incentives amounted to $19,365,000, $9,115,000 and $7,438,000, of which $19,221,000, $8,629,000 and $5,256,000, respectively, were offset against revenues, and $144,000, $486,000 and $2,182,000, respectively, were charged as an operating expense.

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

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2006, 2005, and 2004, advertising costs were approximately $194,000, $222,000 and $1,600,000, respectively.

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

Stock-Based Compensation:

On December 19, 2005, the Company’s board of directors approved the termination of its Employee Stock Purchase Plan (“ESPP”) and the acceleration of the vesting of all then current unvested stock options awarded

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Plan, including stock options held by its employees, officers, directors and consultants. These unvested stock options consisted of both “in-the-money” as well as “out-of-the-money” options. Based upon the closing price of the Company’s common stock of $3.79 per share on December 19, 2005, approximately 47% of the total accelerated stock options were “in-the-money” with a weighted average exercise price of $3.20 per share. Of the accelerated stock options, options to purchase approximately 1.6 million shares of common stock were held by executive officers and non-employee directors (of which options to purchase 895,000 shares of common stock were “in-the-money”). Based on the closing price of the Company’s common stock on December 19, 2005, the Company’s historical employee turnover rates and estimate of future employee separation, the Company incurred a non-cash stock charge of approximately $374,000 as a result of the accelerated vesting in the fourth quarter of 2005. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company expensed the remaining unrecognized compensation expense associated with the options with accelerated vesting in the pro forma disclosure. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in the Company’s future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon the Company’s adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006

SFAS 123(R), which was issued in December 2004, is a revision to SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company has estimated the fair value of each stock option award as of the date of grant using the Black-Scholes option pricing model. Compensation cost for restricted stock is determined based on the fair value of the stock at the date of grant. Compensation cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

As a result of adopting SFAS 123(R), the Company’s share-based compensation expense related to stock options and restricted stock units was $16,000 and $151,000, respectively, for the year ended December 31, 2006. In addition, the Company’s income before income taxes and net income for the year ended December 31, 2006 are lower by $167,000 and $104,000, respectively, than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the year ended December 31, 2006 would not have changed if the Company had continued to account for stock-based compensation under APB 25.

No compensation expense was recorded as a result of stock options granted to employees in the year ended December 31, 2004 as the fair market value approximated the per share exercise price of the respective options granted.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” In the Company’s case, all tax benefits received were tax benefits of tax deductions in excess of stock compensation cost recognized because no stock compensation cost was recognized under APB No. 25. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “tax benefits from exercise of stock options” on the consolidated statement of cash flows. Other than this classification change, the effect of adopting SFAS 123(R) had no effect on the Company’s Consolidated Statement of Cash Flows.

For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The table below sets forth the Company’s pro forma information for the years ended December 31, 2005 and 2004, assuming the Company had determined compensation expense for awards under stock option plans and the Employee Stock Purchase Plan based on the fair value at the grant date. The pro forma information in the table below also reflects for the year ended December 31, 2005 approximately $374,000 of compensation expense, the effect of the Company’s acceleration of all unvested stock options in December 2005 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2005	2004
Net income, as reported	$5,573	$4,689
Add: Stock-based employee compensation expense, net of related tax effects	286	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,169)	(4,302)

Pro forma net income (loss)	$(8,310)	$387

Net income per share:
Basic—as reported	$0.12	$0.10

Basic—pro forma	$(0.18)	$0.01

Diluted—as reported	$0.12	$0.10

Diluted—pro forma	$(0.18)	$0.01

Weighted average shares outstanding:
Basic	45,243,141	47,707,365

Diluted	45,243,141	48,366,698

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

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Expected volatility	85%	63%
Weighted-average risk-free interest rate	3.63% to 4.45%	2.86% to 3.96%
Dividend yield	none	none
Average expected life	5.8	5.0
Weighted-average grant-date fair value	$2.27	$1.99

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the stock options issued, in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for non-employee stock-based awards is recognized in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions No. 15, and 25” (FIN 28). The Company records compensation expense based on the then-current fair values of the unvested stock options at each financial date. Compensation recorded during the service period is adjusted in subsequent periods for changes in the stock options’ fair value.

Per Share Information:

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities.

For the years ended December 31, 2006, 2005 and 2004, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 2,040,420, 1,381,376 and 1,855,843, respectively.

Stock options and restricted stock units to purchase approximately 778,800, 3,813,744 and 3,110,181 shares for the years ended December 31, 2006, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

In June 2006, the Company’s board of directors authorized the repurchase of up to $10 million of its common stock. The Company did not repurchase any shares of its common stock during the year ended December 31, 2006.

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties:

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents and accounts receivable.

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2006		2005		2004
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
Customer A	16.6%	22.9%	11.0%	18.4%	13.7%
Customer B	16.1%	15.3%	11.0%	15.0%	21.3%
Customer C	*	10.4%	*	15.0%	17.9%
Customer D	*	*	11.0%	*	*
Customer E	*	*	10.0%	*	*

Total	32.7%	48.6%	43.0%	48.4%	52.9%

*	Less than 10%

No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2006 and 2005, or for each of the three years in the period ended December 31, 2006. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2006 and 2005, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

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

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income:

SFAS 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in shareholders’ equity. The Company did not have any material items of other comprehensive income or loss other than net income (loss) in the years ended December 31, 2006, 2005 and 2004.

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

3. Inventory:

Inventory consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Raw materials	$43,445	$22,994
Work-in-progress	1,830	1,132
Finished goods	32,854	14,938

	78,129	39,064
Valuation allowances	(2,699)	(1,956)

	$75,430	$37,108

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Furniture, Fixtures and Equipment:

Furniture, fixtures and equipment consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Furniture and fixtures	$444	$339
Equipment	35,390	28,361

	35,834	28,700
Accumulated depreciation and amortization	(23,970)	(20,469)

	$11,864	$8,231

For the years ended December 31, 2006, 2005 and 2004, the Company recorded fixed asset depreciation expense of approximately $3,535,000, $2,785,000, and $3,161,000, respectively.

5. Accrued Liabilities

Accrued Liabilities consisted of the following as of (in thousands):

	December 31, 2006	December 31, 2005
Payroll costs	$5,126	$3,423
Marketing	2,686	2,148
Income Taxes	1,282	—
Other	3,002	1,624

Total	$12,096	$7,195

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

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$209	$861	$400	$107	$293
Customer relationships (five years)	900	322	578	900	157	743

Total intangible assets	$1,970	$531	$1,439	$1,300	$264	$1,036

Goodwill	$1,682	$—	$1,682	$733	$—	$733

The increase of $949,000 in goodwill is the result of $450,000 related to the acquisition of the Flash controller group of the logic division of Integrated Circuit Solution Incorporation on January 15, 2006 and due to the Company determining the final tax liability of $499,000 related to the July 13, 2005 acquisition of Memtech SSD Corporation. This tax liability related to Memtech’s fiscal year ended June 30, 2005 and was recorded to goodwill in the first quarter of 2006. The Company recorded amortization expense for the years ended December 31, 2006, 2005 and 2004 of $267,000, $237,000, and $89,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $379,000, $379,000, $352,000, $217,000 and $112,000, respectively. Amortization is complete as of the end of 2011.

8. Acquisitions

On July 13, 2005, the Company completed the acquisition of Memtech SSD, Corporation (“Memtech”), a provider of ultra-rugged and reliable solid state Flash drives, for approximately $2,050,000 in cash and $98,000 in transaction costs directly attributable to the acquisition. The acquisition expanded the Company’s presence in the solid-state Flash drive market.

The acquisition was accounted for as a purchase under SFAS 141, “Business Combinations.” The final allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in identifiable intangibles and goodwill as follows (in thousands):

Cash	$587
Accounts receivable	483
Inventory	616
Other current assets	18
Accounts payable	(136)
Accrueds and other liabilities	(714)
Note payable	(496)

Fair value of tangible assets acquired	358
Intangible assets—Memtech customer list	900
Deferred income taxes	(342)
Goodwill	1,232

Consideration	$2,148

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets are amortized over five years.

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

The acquisition was accounted for as a purchase under SFAS No. 141, “Business Combinations.” The valuation is finalized and the allocation of the excess of the purchase price over the estimated fair value of the net tangible assets acquired is included in goodwill as follows (in thousands):

Current assets	$—
Fixed assets	1,050

Fair value of tangible assets acquired	1,050
Goodwill	450

Consideration	$1,500

On October 16, 2006, the Company acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance NAND Flash-based solid state drives. This acquisition will enable the Company to address the enterprise storage market’s rapidly increasing need for Flash-based drive solutions. The assets, consisting primarily of intangible assets, were purchased for approximately $550,000.

9. Income Taxes:

The provision (benefit) for income taxes consists of the following (in thousands):

	December 31,
	2006	2005	2004
Current
Federal	$11,899	$1,234	$311
State	1,123	(69)	919
Foreign	56	(45)	101

	13,078	1,120	1,331

Deferred
Federal	(1,830)	745	1,755
State	1,261	(152)	(951)

	(569)	593	804

Total provision (benefit) for income taxes	$12,509	$1,713	$2,135

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) from continuing operations for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	December 31,
	2006	2005	2004
Statutory regular federal income tax	35.0%	35.0%	35.0%
State taxes, including state tax credits net of federal benefit	4.5	(0.4)	3.1
Federal tax credits	(1.4)	(5.1)	(2.1)
Permanent differences	(1.6)	(2.9)	0.3
Other, including benefits related to the resolution of federal and state audits	(0.1)	(3.1)	0.7

	36.4%	23.5%	37.0%

The provision (benefit) for income taxes applicable to continuing operations and discontinued operations consists of the following (in thousands):

	December 31,
	2006	2005	2004
Provision (benefit) for income taxes from continuing operations:
Current	$13,078	$1,120	$4,036
Deferred	(569)	593	1,122

Total provision for income taxes from continuing operations	12,509	1,713	5,158

Benefit for income taxes from discontinued operations:
Current	—	—	(2,705)
Deferred	—	—	(318)

Total benefit for income taxes from discontinued operations	—	—	(3,023)

Total income tax expense (benefit)	$12,509	$1,713	$2,135

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2006	2005
Current deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$1,707	$890
Accrued expenses	805	514
State taxes	(1,009)	(1,456)
Other	18	6

Total current	1,521	(46)

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	616	43
Accelerated stock options	57	60
Operating loss carryforwards	2,605	2,247
Credit carryforwards	2,214	3,792
Capital loss carryforwards	86	89
Other	—	(13)

	5,578	6,218
Valuation allowance	(2,605)	(2,247)

Total noncurrent	2,973	3,971

	$4,494	$3,925

At December 31, 2006, the Company had the following state credits: research and development credit carryforwards of approximately $2.1 million, which carryforward indefinitely, and enterprise zone credit carryforwards of approximately $766,000, which carryforward indefinitely.

At December 31, 2006 and 2005, the Company had U.K. net operating loss carryforwards of $8.5 million and $7.3 million, respectively. The losses carryover indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. The Company has established a valuation allowance against these deferred tax assets since management believes that it is most likely that this foreign entity’s U.K. net operating loss carryforwards will not be fully utilized. The change in valuation allowance was $358,000, $869,000 and $43,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $180,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. The Company has submitted the defense of this lawsuit to its insurance carrier. Also, the Company has notified all of the suppliers who have supplied it with the hard drives involved, since the Company believes that those suppliers have a legal duty to indemnify it in the event that the Company has to pay any damages. There can be no assurance, however, that the Company’s insurance carrier will ultimately agree to defend this lawsuit on the Company’s behalf or that any of the Company’s suppliers will indemnify it for any damages resulting from this lawsuit. As of December 31, 2006, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Napster Lawsuit

On February 14, 2006, STEC, Inc. filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. Napster has recently filed a cross-complaint against STEC for breach of contract, fraud, and other claims. We plan to pursue our claims and rebuke the counter-claims vigorously, however, it is not possible at this time to estimate the outcome of this matter. As of December 31, 2006, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lease Commitments

As discussed in Note 12, the Company leases the majority of its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom was an executive officer, director and major shareholder of the Company as of December 31, 2006. The Company also leases a number of small facilities in both foreign and domestic locations for its additional sales, research and development and engineering staff and for storage from unaffiliated third parties under operating leases with initial noncancelable lease terms ranging from 2 to 4 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows (in thousands):

	Operating Leases (Related Party)	Operating Leases (Third Party)
2007	$600	$249
2008	600	141
2009	600	66
2010	600	33
2011	600	—
Thereafter	3,349	—

Net minimum lease payments	$6,349	$489

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1,332,000, $1,148,000 and $1,113,000, respectively, inclusive of related party balances.

Purchase Commitments

The following table presents our contractual payment obligations and commitments (in thousands):

Non-cancelable inventory purchase commitments	$16,956
Non-cancelable capital equipment purchase commitments	7,074
Other non-cancelable purchase commitments	1,570

Total	$25,600

Purchase obligations represent open purchase orders for inventory, capital equipment, and other commitments in the ordinary course of business as of December 31, 2006.

Repurchase Agreements

The Company is contingently liable at December 31, 2006, to various financial institutions for repurchase agreements in connection with wholesale inventory financing. In general, inventory would be repurchased by the

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company upon customer default with a financing institution and then resold through normal distribution channels. The amount of potential product returns is estimated and provided for in the period of the sale for financial reporting purposes. As of December 31, 2006, the Company has never been required to repurchase inventory in connection with the customer default agreements noted above. However, there can be no assurance that the Company will not be required to repurchase inventory, upon customer default, in the future. Sales under such agreements were approximately $606,000, $1,300,000 and $1,100,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

401(k) Plan

The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2006, 2005 and 2004, the Company made matching contributions of approximately $738,000, $581,000 and $589,000, respectively.

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

Total stock-based compensation cost recognized in the year ended December 31, 2006 was $167,000 for stock options and restricted stock units.

During 2006, the Company issued 387,000 restricted stock units with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

At December 31, 2006, up to 17,226,645 shares of common stock have been reserved for issuance over the term of the Plan, of which 3,676,024 shares of common stock remain available for future issuance. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares. Stock options and restricted stock units generally vest 25% on each anniversary of the grant date for a period of four years.

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balances at 12/31/03	8,992,295	$4.13
Granted	2,038,700	$4.23
Exercised	(419,964)	$2.37
Expired/forfeited	(2,023,167)	$4.81

Balances at 12/31/04	8,587,864	$4.09
Granted	3,275,000	$4.38
Exercised	(551,956)	$2.02
Expired/forfeited	(858,020)	$4.57

Balances at 12/31/05	10,452,888	$4.25
Granted	35,000	$4.84
Exercised	(3,634,266)	$3.59
Expired/forfeited	(402,590)	$6.26

Balances at 12/31/06	6,451,032	$4.48	6.96	$52,876,000

Exercisable at 12/31/06	6,416,032	$4.48	6.95	$52,602,000

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $12.68 on December 29, 2006.

The Company received $12,846,000 in cash proceeds for the exercise of 3,634,266 options with a $3,834,000 tax benefit for disqualifying dispositions of incentive stock options. The intrinsic value of stock options exercised in the years ended December 31, 2006, 2005 and 2004 was $12.6 million, $1.3 million and $850,000, respectively.

As of December 31, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $98,000, which the Company expects to recognize over a weighted-average period of 3.3 years.

At December 31, 2006, 3,676,024 shares of common stock were available for grant under the Plan.

Options Outstanding				Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price
$1.50 to $2.20	18,020	$1.94	5.47	18,020	$1.94
$2.20 to $3.30	1,390,849	3.02	6.10	1,390,849	3.02
$3.30 to $5.50	3,174,610	3.96	7.89	3,149,610	3.96
$5.50 to $6.60	1,370,253	5.79	5.61	1,360,253	5.78
$6.60 to $11.00	497,300	8.40	7.25	497,300	8.40

	6,451,032			6,416,032

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options granted in 2006, 2005 and 2004 was $3.26, $2.27 and $1.99, respectively. The fair value of stock grants is calculated using the Black-Scholes option valuation model. The Company has not and does not expect to pay dividends, therefore, no specific dividend yield is utilized under the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employees’ stock option grants. The volatility assumption used to value option grants is based exclusively on the Company’s historical available closing stock price information. The Company can rely exclusively on this historical information if (1) the Company has no reason to believe that its future volatility over the expected or contractual term is likely to differ from the past, (2) the computation of historical volatility uses a simple average calculation method, (3) a sequential period of historical data at least equals the expected or contractual term of the share options is used and (4) a reasonably sufficient number of price observations are used. The expected life of employee stock options represents the historical weighted-average period the stock options are expected to remain outstanding. The expected life of employees’ stock option grants are impacted by all of the underlying assumptions used in the Company’s model. The Black-Scholes option pricing model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money. The Black-Scholes option pricing model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company.

There were two sets of grants during the year. These grants were valued using the following assumptions: risk-free interest rate of 4.58% or 4.70%, expected option life of 5.8 years, expected volatility of 82% or 84% and no dividends. The expected term was based on expected future employee behavior. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2005, and changes during the year ended December 31, 2006:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted units at December 31, 2005	—	$—
Granted	387,000	6.37
Forfeited	—	—

Non-vested restricted units at December 31, 2006	387,000	$6.37

As of December 31, 2006, total unrecognized compensation expense related to unvested restricted stock units granted under the Plan was approximately $2.3 million, which the Company expects to recognize over a weighted average period of 3.6 years.

12. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain substantially all of the Company’s manufacturing, engineering, research and development and testing operations. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is an executive officer, director and major shareholder of the Company as of December 31, 2006. In connection with the sale of

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets of the Consumer Division on February 9, 2007, as further discussed in Note 15 below, Mike Moshayedi submitted his resignation and is no longer an executive officer or director of the Company. MDC has no operations other than leasing transactions with the Company.

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $18,375 per month during 2006. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $31,613 per month during 2006. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

Building rent expense for these two facilities amounted to $600,000, $600,000 and $603,000 for each of the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, there was no outstanding facility rent owed to MDC.

In 2006, 2005 and 2004, the Company purchased $49,000, $45,000 and $57,000, respectively, in testing services from QualCenter, Inc., a Texas S Corporation company beneficially owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. QualCenter is located in Houston, Texas and performs tests and qualification services on Hewlett-Packard desktop, laptop, server, and workstation memory modules. QualCenter performs these services on an exclusive basis for Hewlett-Packard under an arrangement whereby Hewlett-Packard defines and specifies all test and evaluation procedures and methodologies.

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

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information regarding the Company’s two reportable segments is shown in the following table:

	Year Ended December 31, 2006
	Net Revenues	Cost of Revenues	Gross Profit
	(In thousands)
Consumer:
Standard Memory	$50,683	$44,067	$6,616
Flash Memory	29,563	26,789	2,774
Stacked Memory	3,154	2,421	733
Hard Drive	52,957	47,600	5,357

	$136,357	$120,877	$15,480

OEM:
Standard Memory	$33,434	$29,240	$4,194
Flash Memory	91,707	47,431	44,276
Stacked Memory	89,106	70,472	18,634
Other	1,506	158	1,348

	$215,753	$147,301	$68,452

Total:
Standard Memory	$84,117	$73,307	$10,810
Flash Memory	121,270	74,220	47,050
Stacked Memory	92,260	72,893	19,367
Hard Drive/other	54,463	47,758	6,705

	$352,110	$268,178	$83,932

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$60,644	$53,119	$7,525
Flash Memory	32,291	28,598	3,693
Stacked Memory	5,568	4,335	1,233
Hard Drive	35,175	29,557	5,618

	$133,678	$115,609	$18,069

OEM:
Standard Memory	$22,632	$17,758	$4,874
Flash Memory	37,578	22,311	15,267
Stacked Memory	67,348	56,756	10,592
Other	752	453	299

	$128,310	$97,278	$31,032

Total:
Standard Memory	$83,276	$70,877	$12,399
Flash Memory	69,869	50,909	18,960
Stacked Memory	72,916	61,091	11,825
Hard Drive/other	35,927	30,010	5,917

	$261,988	$212,887	$49,101

	Year Ended December 31, 2004
	Net Revenues	Cost of Revenues	Gross Profit
Consumer:
Standard Memory	$79,973	$67,216	$12,757
Flash Memory	39,611	35,984	3,627
Stacked Memory	9,762	7,705	2,057
Hard Drive	14,390	11,231	3,159

	$143,736	$122,136	$21,600

OEM:
Standard Memory	$12,546	$10,508	$2,038
Flash Memory	22,586	13,416	9,170
Stacked Memory	95,155	81,394	13,761
Other	1,409	815	594

	$131,696	$106,133	$25,563

Total:
Standard Memory	$92,519	$77,724	$14,795
Flash Memory	62,197	49,400	12,797
Stacked Memory	104,917	89,099	15,818
Hard Drive/other	15,799	12,046	3,753

	$275,432	$228,269	$47,163

STEC, INC.

(formerly SimpleTech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006, 2005, and 2004, international sales comprised 13%, 13%, and 18% of the Company’s revenues, respectively. During these periods, no single foreign country accounted for more than 10% of total revenues. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

14. Selected Quarterly Financial Data (unaudited) (in thousands):

Quarter Ended:	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net revenues	$114,315	$92,785	$79,519	$65,491
Gross profit	28,234	23,322	19,704	12,672
Operating (loss) income	12,281	10,593	6,738	1,095
Net income	9,479	6,812	4,519	1,041
Net income per share:
Basic	$0.20	$0.15	$0.10	$0.02

Diluted	$0.19	$0.14	$0.10	$0.02

Quarter Ended:	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net revenues	$63,252	$67,221	$70,268	$61,247
Gross profit	11,419	13,908	12,791	10,983
Operating (loss) income	(108)	2,472	2,055	1,238
Net income	762	1,840	1,935	1,036
Net income per share:
Basic	$0.02	$0.04	$0.04	$0.02

Diluted	$0.02	$0.04	$0.04	$0.02

15. Subsequent Events

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which is engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM and external storage technologies known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million, which was $10.0 million above the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. The sale of assets included the “SimpleTech” name and the Company effected a corporate name change on March 7, 2007 from SimpleTech, Inc. to STEC, Inc.

In connection with the consummation of the sale of the assets of the Consumer Division, the Purchasers hired substantially all of the employees of the Consumer Division. The sale of the assets of the Consumer Division has also resulted in the elimination of the senior management position held by Mike Moshayedi, the Company’s President, co-founder and head of the Consumer Division. The Company entered into a severance agreement with Mr. Moshayedi governing the termination of his employment. In addition, Mr. Moshayedi tendered his resignation as a director from the board of directors effective February 9, 2007. Mr. Moshayedi’s resignation as a director is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 30th day of March, 2007.

STEC, Inc. (formerly SimpleTech, Inc.)

By:	/S/ MANOUCH MOSHAYEDI
Name: Title:	Manouch Moshayedi Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANOUCH MOSHAYEDI Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2007

/S/ MARK MOSHAYEDI Mark Moshayedi	Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 30, 2007

/S/ DAN MOSES Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President and Director	March 30, 2007

/S/ F. MICHAEL BALL F. Michael Ball	Director	March 30, 2007

/S/ RAJAT BAHRI Rajat Bahri	Director	March 30, 2007

/S/ VAHID MANIAN Vahid Manian	Director	March 30, 2007

/S/ JAMES J. PETERSON James J. Peterson	Director	March 30, 2007

EXHIBIT INDEX

Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	Exhibit 3.1 to the Current Report of the registrant, filed March 8, 2007.

3.2	Restated Bylaws	Exhibit 3.2 to the Current Report of the registrant, filed March 8, 2007.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for STEC, Inc. (formerly SimpleTech, Inc.) defining the rights of holders of common stock of STEC, Inc.

4.2	Specimen Stock Certificate	Filed herewith.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and formerly SimpleTech, Inc.	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and formerly SimpleTech, Inc.	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended through April 17, 2006)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-136505) of the registrant, filed August 11, 2006.

10.4	Form of Indemnification Agreement between SimpleTech, Inc. and each of its directors and officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 3, 2000.

10.5†	Form of Employment Agreement for Executive Officers of SimpleTech, Inc. (including a schedule of substantially identical agreements)	Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-32478) of the registrant, filed March 15, 2000.

10.6	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between SimpleTech, Inc. and each of the shareholders of SimpleTech, Inc.	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed July 28, 2000.

10.7	License Agreement, dated August 22, 2000, by and between Micron Electronics and SimpleTech, Inc.	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the registrant, filed September 6, 2000.

10.8	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

Number	Description	Location
10.9	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and SimpleTech, Inc. (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the registrant, filed October 15, 2003.

10.10†	Description of Compensatory Arrangements for 2005 Applicable to Named Executive Officers	Exhibit 10.12 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2004, filed March 16, 2005.

10.11†	Summary of Non-Employee Director Compensation Arrangements	Exhibit 99.1 to the Current Report on Form 8-K filed November 8, 2006.

10.12††	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to SimpleTech, Inc. offering special incentives	Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2007.

10.13†	Severance Agreement and General Release, dated February 9, 2007 by and between SimpleTech, Inc. and Mike Moshayedi	Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2007.

10.14†	2000 Stock Incentive Plan form of Notice of Grant of Stock Option	Filed herewith.

10.15†	2000 Stock Incentive Plan form of Stock Option Agreement	Filed herewith.

10.16†	2000 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option	Filed herewith.

10.17†	2000 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	Filed herewith.

10.18†	2000 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	Filed herewith.

21.1	List of Subsidiaries of STEC, Inc.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
††	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.