Form 10-Q
period 2007-03-31
STEC, INC.
filed 2007-05-15
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 30, 2007 was 49,858,902.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2007

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$100,675	$40,907
Accounts receivable, net of allowances of $845 at March 31, 2007 and $1,620 at December 31, 2006	26,190	34,823
Inventory, net	49,058	51,453
Deferred income taxes	437	1,521
Current assets of discontinued operations	—	57,880
Other current assets	3,960	1,691

Total current assets	180,320	188,275

Furniture, fixtures and equipment, net	14,905	11,696
Intangible assets	1,343	1,439
Goodwill	1,682	1,682
Other long-term assets	573	423
Deferred income taxes	3,926	2,973
Long-term assets of discontinued operations	—	168

Total assets	$202,749	$206,656

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$15,910	$21,104
Accrued and other liabilities	5,540	7,111
Liabilities of discontinued operations	—	12,427

Total liabilities	21,450	40,642

Long-term income taxes payable	1,285	—

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,634,602 shares issued and outstanding as of March 31, 2007 and 48,677,834 shares issued and outstanding as of December 31, 2006	50	49
Additional paid-in capital	135,716	128,353
Retained earnings	44,248	37,612

Total shareholders’ equity	180,014	166,014

Total liabilities and shareholders’ equity	$202,749	$206,656

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues	$47,204	$40,433
Cost of revenues	32,779	31,264

Gross profit	14,425	9,169

Sales and marketing	4,433	3,008
General and administrative	3,833	2,913
Research and development	3,699	2,020

Total operating expenses	11,965	7,941
Operating income	2,460	1,228
Interest income	761	475

Income from continuing operations before provision for income taxes	3,221	1,703
Provision for income taxes	1,168	582

Income from continuing operations	$2,053	$1,121
Discontinued operations (Note 3):
Income (loss) from operations of Consumer Division (including gain on disposal of $7,967)	$7,723	$(133)
Benefit (provision) for income taxes	(3,066)	53

Income (loss) on discontinued operations	$4,657	$(80)

Net income	$6,710	$1,041

Net income per share:
Basic:
Continuing operations	$0.04	$0.02
Discontinued operations	$0.10	$—

Total	$0.14	$0.02

Diluted:
Continuing operations	$0.04	$0.02
Discontinued operations	$0.09	$—

Total	$0.13	$0.02

Shares used in net income per share computation:
Basic	48,924	45,149

Diluted	51,696	46,207

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Income from continuing operations	$2,053	$1,121
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,045	961
Gain on sale of furniture, fixtures and equipment	(31)	—
Accounts receivable provisions (benefit)	(296)	387
Inventory excess and obsolescence expense	855	134
Deferred income taxes	131	(239)
Stock-based compensation expense	240	—
Change in operating assets and liabilities:
Accounts receivable	8,929	(10,713)
Inventory	1,540	1,268
Other assets	(2,419)	128
Accounts payable	(5,194)	6,117
Accrued and other liabilities	(359)	943
Net cash flows provided by discontinued operations	7,190	2,557

Net cash provided by operating activities	13,684	2,664

Cash flows from investing activities:
Proceeds from sale of Consumer Division	43,043	—
Acquisition of business	—	(500)
Purchase of furniture, fixtures and equipment	(4,147)	(938)
Proceeds from sale of furniture, fixtures and equipment	38	—
Net cash flows provided by discontinued operations	27	—

Net cash provided by (used in) investing activities	38,961	(1,438)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,061	648
Tax benefit of employee stock option exercise	4,062	198

Net cash provided by financing activities	7,123	846

Net increase in cash	59,768	2,072
Cash and cash equivalents at beginning of period	40,907	60,006

Cash and cash equivalents at end of period	$100,675	$62,078

Supplemental schedule of noncash investing activities:
Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$—	$1,000

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at March 31, 2007, the consolidated results of operations for each of the three months ended March 31, 2007 and 2006, and the consolidated results of cash flows for each of the three months ended March 31, 2007 and 2006 have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2006 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

On February 9, 2007, the Company completed the sale of assets relating to the Consumer Division of the Company (Note 3). The Company has accounted for this transaction as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s consolidated financial statements have been presented to reflect the Consumer Division as a discontinued operation for all periods presented. Unless noted otherwise, discussions in the notes to consolidated financial statements pertain to continuing operations. As a result of the reclassification of the Consumer Division, which was previously reported as a separate operating segment, the Company now operates as a single reportable segment.

The consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

Reclassification:

Certain amounts previously reported have been reclassified to conform with the 2007 presentation.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended March 31,
	2007		2006
	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	48%	53%	45%	36%
Customer B	*	*	26%	24%

*	Less than 10%

For each of the three months ended March 31, 2007 and 2006, international sales comprised 21% and 12%, respectively, of the Company’s revenues. No single foreign country accounted for more than 10% of revenues during each of the three months ended March 31, 2007 and 2006. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Revenue Recognition:

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. The Company typically recognizes revenue at time of shipment.

In addition, effective January 1, 2007, the Company entered into a value-add revenue agreement with one of its DRAM customers. Under the terms of the agreement, the Company is no longer the primary obligor, and the Company’s general inventory risk on DRAM chips used in the manufacture of memory modules for the customer has been eliminated. As a result, the Company records the related revenue on a value-add only basis, passing through the cost of the DRAM chips and charging the customer only for the manufacturing and kitting services provided by the Company. This method of accounting for such value-add revenue is commonly used by competitors doing business in the OEM DRAM module sector. This accounting method conforms to the Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.”

Warranties:

The Company’s products are generally sold under various limited warranty arrangements, which range from one year to the product’s lifetime. Estimated warranty costs are recorded concurrently with the recognition of revenue. Historically, the costs of repairs or replacement have been immaterial and have approximated management’s estimates.

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor Products.” Sales and marketing incentives, which amounted to $425,000 and $298,000 for each of the three months ended March 31, 2007 and 2006, respectively, were offset against revenues.

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

Shipping and handling costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing expenses. Amounts billed to customers for shipping and handling are included in revenues.

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the U.S. statutory tax rate for each of the three months ended March 31, 2007 and 2006 reflects the benefit of tax exempt interest income, the recognition of federal tax credits related to research and development, increased by the net impact of state taxes and decreased by the state benefit related to research and development credits and enterprise zone hiring credits.

On January 1, 2007, the Company adopted FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 5 to the unaudited consolidated financial statements.

New accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS No. 157 effective January 1, 2008. The Company does not expect SFAS No. 157 to have a material impact on its results of operations, financial position, or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective on January 1, 2008. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 3 —Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM and external storage technologies known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million, which was $10.0 million above the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. In connection with the consummation of the sale of the assets of the Consumer Division, the Purchasers hired substantially all of the employees of the Consumer Division. The sale of assets included the “SimpleTech” name and the Company effected a corporate name change on March 7, 2007 from SimpleTech, Inc. to STEC, Inc.

In connection with the sale, the Company entered into an indemnity agreement with Fabrik’s lender related to certain consigned inventory aggregating approximately $8.5 million held by two Consumer Division customers for resale as of February 9, 2007. The indemnity is limited to (i) any losses on the consigned inventory incurred by Fabrik’s lender directly related to their inability to have access to the consigned inventory during the 60 day period commencing from February 9, 2007 and (ii) any losses incurred by Fabrik’s lender on the consigned inventory related to a claim of superior title to, or interest in, any consigned inventory during the 6 month period from February 9, 2007, as a result of the Company’s failure to perfect its security interest in the consigned inventory. Any potential claims are reduced as the customers remit payments to Fabrik on the consigned inventory. As of March 31, 2007, no amounts have been claimed under this indemnity agreement.

The sale of the assets of the Consumer Division meets the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as discontinued operations and is presented herein as such. Prior year financial results have been presented to reflect the Consumer Division as discontinued operations.

Operating results of the Consumer Division as discontinued operations for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net sales	$28,693	$25,058

Gain on disposition of Consumer Division	$7,967	$—
Loss from discontinued operations	(244)	(133)
Income tax benefit (provision)	(3,066)	53

Income (loss) on discontinued operations	$4,657	$(80)

Assets and liabilities of the discontinued operation included in the consolidated balance sheet as of December 31, 2006 are as follows (in thousands):

December 31, 2006
Accounts receivable	$33,903
Inventory	23,977

Current assets of discontinued operations	$57,880

Accounts payable	$7,442
Accrued and other liabilities	4,985

Current liabilities of discontinued operations	$12,427

Note 4 — Acquisition

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

Note 5 — Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $73,000 increase in the liability for unrecognized income tax benefits, with an offsetting decrease in retained earnings as of January 1, 2007. As of January 1, 2007, the Company had approximately $1.4 million of total unrecognized tax benefits of this total, $1.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The amount of unrecognized tax benefits did not materially change as of March 31, 2007. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The tax years 2003 to 2006 and 2002 to 2006 remain open to examination by United States and certain state taxing jurisdictions, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the tax provision. As of January 1, 2007, the Company had recorded a liability of $73,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

Note 6 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 5,488,764 and 9,996,441 shares of common stock were outstanding at March 31, 2007 and 2006, respectively. In addition, 504,500 restricted stock units payable in shares of common stock were outstanding at March 31, 2007. There were no outstanding restricted stock units at March 31, 2006. For each of the three months ended March 31, 2007 and 2006, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 2,772,880 and 1,058,028, respectively.

Note 7 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$37,995	$41,053
Work-in-progress	827	1,302
Finished goods	12,550	10,773

	51,372	53,128
Valuation allowances	(2,314)	(1,675)

Inventory, net	$49,058	$51,453

The Company has had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were $855,000 and $134,000 in the three months ended March 31, 2007 and 2006, respectively.

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Payroll costs	$4,995	$4,710
Other	545	2,401

Total	$5,540	$7,111

Note 8 — Commitments and Contingencies

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against the Company, an estimate of potential damages, if any, would be premature and speculative. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. The Company has submitted the defense of this lawsuit to its insurance carrier. Also, the Company has notified all of the suppliers who have supplied it with the hard drives involved, since the Company believes that those suppliers have a legal duty to indemnify it in the event that the Company has to pay any damages. There can be no assurance, however, that the Company’s insurance carrier will ultimately agree to defend this lawsuit on the Company’s behalf or that any of the Company’s suppliers will indemnify it for any damages resulting from this lawsuit. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine a final outcome.

Napster Lawsuit

On February 14, 2006, the Company filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. On March 2, 2007, Napster filed a cross-complaint against the Company for breach of contract, fraud, and other claims. The Company plans to pursue its claims and rebuke the counter-claims vigorously, however, it is not possible at this time to estimate the outcome of this matter. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

Note 9 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$263	$807	$1,070	$209	$861
Customer relationships (five years)	900	364	536	900	322	578

Total intangible assets	$1,970	$627	$1,343	$1,970	$531	$1,439

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $96,000 and $62,000 for each of the three months ended March 31, 2007 and 2006, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2007 and the years ending December 31, 2008, 2009, 2010 and 2011 is $283,000, $379,000, $352,000, $217,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

Note 10 — Shareholders’ Equity

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted SFAS No. 123(R) using the modified prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table sets forth the total share-based compensation expense included in income from continuing operations (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Sales and marketing	$71	$2
General and administrative	40	—
Research and development	129	—

	$240	$2

2000 Stock Incentive Plan

The 2000 Stock Incentive Plan, as amended and restated (the “Plan”), was adopted by the Company’s board of directors and approved by its shareholders in September 2000. On April 17, 2006, the Plan was amended and restated by the Board and approved by the Company’s shareholders on May 25, 2006. The Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the Plan allows for the issuance of restricted stock units to officers and other employees, non-employee board members and consultants. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The Company’s board of directors, its compensation committee or its equity awards committee determines eligibility and vesting schedules for options and restricted stock units granted under the Plan. Options expire within a period of not more than ten years from the date of grant.

At March 31, 2007, the Plan provided for the issuance of up to 19,173,758 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

Stock Options

A summary of the option activity under the Plan is as follows:

	Shares	Weighted-Avg Option Price	Weighted-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	6,451,032	$4.48
Granted	—	—
Exercised	(944,268)	4.02
Forfeited/Expired	(18,000)	3.40

Outstanding, March 31, 2007	5,488,764	4.57	6.71	$14,241,683

Exercisable, March 31, 2007	5,460,014	4.56	6.70	14,182,783

During the three months ended March 31, 2007, the Company received $3,061,000 in cash proceeds for the exercise of 944,268 options with a $4,062,000 tax benefit for disqualifying dispositions of incentive stock options. The intrinsic value for options exercised for the three months ended March 31, 2007 was $3,921,776.

As of March 31, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $91,000, which the Company expects to recognize over a weighted-average period of 3.0 years.

At March 31, 2007, 5,641,134 shares of common stock were available for grant under the Plan.

Restricted Stock Units

During the three months ended March 31, 2007, the Company issued 130,000 restricted stock units with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The Company records compensation expense for the amount of the grant date fair value over the period which the restrictions lapse. There were no outstanding restricted stock units as of March 31, 2006.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2006, and changes during the three months ended March 31, 2007:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted units at December 31, 2006	387,000	$6.37
Granted	130,000	12.17
Vested	(12,500)	3.89
Forfeited	—	—

Non-vested restricted units at March 31, 2007	504,500	$7.93

As of March 31, 2007, there was approximately $3,657,000 of total unrecognized compensation expense related to non-vested restricted stock units granted under the Plan.

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

Discontinued Operations—Sale of Consumer Division

On February 9, 2007, we sold to Fabrik, Inc. and Fabrik Acquisition Corp. a portion of our business which was engaged in designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM and external storage technologies known as the Consumer Division. The consideration paid to us consisted of cash in the amount of approximately $43.0 million, which was $10.0 million above the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. The sale of assets included the “SimpleTech” name and we effected a corporate name change on March 7, 2007 from SimpleTech, Inc. to STEC, Inc. The sale of the assets of the Consumer Division meets the criteria defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is presented herein as such. The results of operations and gain on the sale of the assets of the Consumer Division are reported in income from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2006. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, we now operate as a single reportable segment.

Overview

STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and Dynamic Random Access Memory (“DRAM”) technologies. Prior to the sale of the assets of our Consumer Division in February 2007, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, we specialize in developing high-density DRAM memory modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments. We offer a comprehensive product line used by original equipment manufacturers, or OEMs.

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

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our Zeus and ZeusIOPS Solid State Drive product lines, for industrial applications;

•	Targeting new customers for our value-add OEM DRAM memory solutions; and

•	Expanding our international OEM business in Asia and Europe.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware form factors. We expanded our OEM Flash design capabilities and sales and marketing infrastructure through our acquisition in July 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of the Flash controller group of the logic division of Integrated Circuit Solution Incorporation, a Taiwanese company, adding a team of engineers specializing in Flash controller design. In October 2006, we acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance NAND Flash-based solid state drives. This acquisition enables us to offer products that address the enterprise server and storage market’s rapidly increasing need for Flash-based drive solutions. We believe that our continued investment in our OEM Flash capabilities will positively impact the future growth of our OEM Flash revenues.

As noted above, a major area of our OEM Flash-based product investment has been focused on solid state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in at least three distinct market segments. First, where ultra-high throughput solutions are sought, SSDs provide enormous and measurable performance advantages and cost savings over alternative hard drive products, such as enterprise server and storage applications. Second, where “ruggedized” drive solutions are critical for data retention, SSDs provide unparalleled durability in military and industrial applications. And finally in the early adoption PC, mobile computing and consumer-related markets that require low-costs and small form factors, the cost-benefit comparison to traditional HDD solutions is becoming increasingly compelling. In the emerging SSD markets for PC- and mobile- computing and consumer-related markets, we hope to establish possible partnership opportunities with Flash semiconductor manufacturers who could potentially leverage our IP in hardware, firmware, manufacturing and testing while utilizing their low cost Flash components and customer relationships to bring to market the best technology at the most competitive price. We see opportunities to leverage our SSD expertise across each of these three markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to develop over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

OEM Flash product revenue increased 42.9% from $16.8 million in the first quarter of 2006 to $24.0 million in the first quarter of 2007. We expect our continued investments in OEM Flash custom design capabilities and controller development to result in sustained revenue growth from our OEM Flash product line in 2007. OEM Flash product gross margins were our highest gross margin product line in 2006.

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

We continue to make progress toward one of our long-term revenue growth initiatives to expand our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, France, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support revenue growth in those geographic regions. We are also building a manufacturing facility in Malaysia, which we expect to help us reduce average production and engineering labor costs, have better access to growing markets in Asia, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment and lower our overall long-term effective tax rate. However, we anticipate pre-opening costs related to the start-up of the Malaysia manufacturing facility to negatively impact our earnings in the short-term. For the first quarter of 2007, we incurred approximately $0.5 million of pre-opening expenses related to the establishment of this facility. The 200,000 square foot manufacturing facility in Malaysia is expected to be operational in the first quarter of 2008.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 73.5% of our revenues in the first three months of 2007, compared to 78.8% of our total revenues in the first three months of 2006. The following table identifies each of our customers that accounted for more than 10.0% of our revenues in any of the three months ended March 31, 2007 and 2006.

	Percentage of Revenues for the Three Months Ended March 31,
	2007	2006
Smart Modular	53%	36%
Micron Semiconductor	*	24%

*	Less than 10%

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

International sales of our products accounted for 20.8% of our revenues in the first three months of 2007, compared to 11.7% of our revenues in the first three months of 2006. No single foreign country accounted for more than 10% of revenues during each of the three months ended March 31, 2007 and 2006. For each of the three months ended March 31, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been, and expect to continue to experience some seasonality in our OEM business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending to their full capital budgets before the end of each year.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. In February 2007, we discontinued the operation of our Consumer Division. The table below does not include the revenues and operating expenses of our Consumer Division, which is presented as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

	Three Months Ended March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	69.4	77.3

Gross profit	30.6	22.7
Operating expenses:
Sales and marketing	9.4	7.4
General and administrative	8.1	7.2
Research and development	7.8	5.0

Total operating expenses	25.3	19.6
Operating income	5.3	3.1
Interest income	1.6	1.2

Income before provision for income taxes	6.9	4.3

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Net Revenues. Our revenues were $47.2 million in the first quarter of 2007, compared to $40.4 million in the same period in 2006. Revenues increased 16.7% in the first quarter of 2007 due primarily to an 80.6% increase in unit shipments, partially offset by a 35.0% decrease in average sales price, or ASP, from $60 in the first quarter of 2006 to $39 in the first quarter of

2007. The decrease in our ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products. The increase in unit shipments resulted primarily from a 68.6% increase in Flash memory units shipped. Flash product shipments increased due to an increase in orders from new and existing customers in the first quarter of 2007.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $19.8 million as of March 31, 2007, compared to $14.3 million as of March 31, 2006. The increase in backlog at March 31, 2007 compared to March 31, 2006 was primarily due to increased orders primarily for our Flash product lines in the first quarter of 2007. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $14.4 million in the first quarter of 2007, compared to $9.2 million in the same period in 2006. Gross profit as a percentage of revenues was 30.6% in the first quarter of 2007, compared to 22.7% in the first quarter of 2006. Gross profit as a percentage of revenue in the first quarter of 2007 increased due primarily to a shift in product mix toward higher gross profit margin Flash products.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.4 million in the first quarter of 2007, compared to $3.0 million in the first quarter of 2006. Sales and marketing expenses as a percentage of revenue were 9.4% in the first quarter of 2007, compared to 7.4% in the first quarter of 2006. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level, an increase in units shipped, the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia, and to support the continued revenue expansion of our Flash products. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $3.8 million in the first quarter of 2007, compared to $2.9 million in the first quarter of 2006. General and administrative expenses as a percentage of revenues were 8.1% in the first quarter of 2007, compared to 7.2% in the first quarter of 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll costs, accounting and audit costs, including Sarbanes-Oxley implementation costs, and legal fees. We expect our general and administrative expenses to increase in absolute dollars as our sale unit volumes and revenues grow.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $3.7 million in the first quarter of 2007, compared to $2.0 million in the first quarter of 2006. Research and development expenses as a percentage of revenues were 7.8% in the first quarter of 2007 compared to 5.0% in first quarter of 2006. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our Flash product line.

Interest Income. Interest income was $761,000 in the first quarter of 2007 and $475,000 in the first quarter of 2006. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from higher interest rates and higher average cash balance in the first quarter of 2007 compared to the first quarter of 2006.

Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes increased from $1.7 million in the first quarter of 2006 to $3.2 million in the first quarter of 2007.

Provision for Income Taxes. The provision for income taxes increased from $582,000 in the first quarter of 2006 to $1.2 million in the first quarter of 2007 due primarily to the increase in income from continuing operations before income taxes from $1.7 million in the first quarter of 2006 to $3.2 million in the first quarter of 2007. As a percentage of income before provision for income taxes, provision for income taxes increased from 34.2% in the first quarter of 2006 to 36.3% in the first quarter of 2007 due primarily to higher stock compensation expense in 2007, which partially offset the benefit from the tax interest income in 2007.

Income (Loss) from Discontinued Operation, Net of Taxes. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income (loss) from discontinued operations, net of taxes increased from a net loss of $80,000 in the first quarter of 2006 to net income of $4.7 million in the first quarter of 2007 primarily due to the gain of sale, net of taxes, of $4.9 million in 2007.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of March 31, 2007, we had working capital of $158.9 million, including $100.7 million of cash and cash equivalents, compared to working capital of $147.6 million, including $40.9 million of cash and cash equivalents as of December 31, 2006 and working capital of $112.8 million, including $62.1 million of cash and cash equivalents as of March 31, 2006. Current assets were 8.4 times current liabilities at March 31, 2007, compared to 4.6 times current liabilities at December 31, 2006, and 4.8 times current liabilities at March 31, 2006.

Cash Provided by Operating Activities in the Three Months Ended March 31, 2007 and 2006

Net cash provided by operating activities was $13.7 million for the three months ended March 31, 2007 and resulted primarily from an $8.6 million decrease in accounts receivable, net of allowances, a $2.4 million decrease in inventory, net of reserves, income from continuing operations of $2.1 million, and cash flows provided by discontinued operations of $7.2 million, partially offset by a $5.2 million decrease in accounts payable, and $2.4 million increase in other assets. Accounts receivable, net of allowances, decreased primarily due to lower sales in the first quarter of 2007 compared to the fourth quarter of 2006. Inventory, net of reserves, decreased due to an increase in inventory reserves in the first quarter of 2007 and less purchases of inventory in the first quarter of 2007 as the result of vendor required last time buys on certain inventory items in late 2006 which supported customer demand through the first quarter of 2007. Inventory write-downs increased from $134,000 for three months ended March 31, 2006 to $855,000 for the three months ended March 31, 2007 primarily due to a decline in market prices for certain inventory parts. The cash provided by discontinued operations of the Consumer Division for the three months ended March 31, 2007 was primarily due to working capital changes and $4.7 million of income from discontinued operations. Accounts payable decreased as a result of lower inventory purchases for the three months ended March 31, 2007 compared to the three months ended December 31, 2006. Other assets increased by $2.4 million primarily due to increase in prepayments for inventory purchases.

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2006 and resulted primarily from a $6.1 million increase in accounts payable, $2.6 million cash provided by discontinued operation, net income of $1.0 million, $1.4 million decrease in inventory, net of reserves, non-cash depreciation and amortization of $961,000 and an increase in accrued and other liabilities of $943,000, partially offset by a $10.3 million increase in accounts receivable, net of allowances. Accounts payable increased as a result of an increase in inventory purchases for the three months ended March 31, 2006 compared to the three months ended December 31, 2005. The cash provided by discontinued operation of the Consumer Division for the three months ended March 31, 2006 was primarily due to working capital changes. Accounts receivable, net of allowances, increased primarily due to an increase in sales for the Flash product line orders.

Cash Provided by (Used in) Investing Activities for the Three Months Ended March 31, 2007 and 2006

Net cash provided by investing activities was $39.0 million for the three months ended March 31, 2007 resulting primarily from $43.0 million cash received in connection with the sale of the assets of our Consumer Division in February 2007, partially offset by $4.1 million in purchases of furniture, fixtures and equipment. The purchases of furniture, fixtures and equipment were related to production equipment for the United States and Malaysia locations. Net cash used in investing activities for the three months ended March 31, 2006 was $1.4 million, attributable to cash consideration of $500,000 paid for the acquisition of a division of Integrated Circuit Solution Incorporation in January 2006 and $938,000 in purchases of furniture, fixtures and equipment.

As of March 31, 2007, we have made capital expenditures of approximately $1.4 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We are estimating an investment in land, facilities and capital equipment for our Malaysia facility to total approximately $28 million over the next 5 years.

Cash Provided by Financing Activities for the Three Months Ended March 31, 2007 and 2006

Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2007 and resulted from $3.1 million in proceeds realized from the exercise of stock options and $4.1 million tax benefit from employee stock option exercises. Net cash provided by financing activities was $846,000 for the three months ended March 31, 2006 and resulted from $648,000 of proceeds realized from the exercise of stock options and a $198,000 tax benefit from employee stock option exercises.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at March 31, 2007. We do not have off-balance sheet financing arrangements as of March 31, 2007.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,626	$849	$1,362	$1,216	$3,199
Non-cancelable capital equipment purchase commitments	1,276	1,276	—	—	—
Non-cancelable inventory purchase commitments	7,316	7,316	—	—	—
Other non-cancelable purchase commitments	280	280	—	—	—

Total	$15,498	$9,721	$1,362	$1,216	$3,199

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first three months ended March 31, 2007 and 2006.

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

•

Revenue Recognition. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. We typically recognize revenue at time of shipment.

In addition, effective January 1, 2007, we entered into a value-add revenue agreement with one of our DRAM customers. Under the terms of the agreement, we are no longer the primary obligor, and our general inventory risk on DRAM chips used in the manufacture of memory modules for the customer has been eliminated. As a result, we record the related revenue on a value-add only basis, passing through the cost of the DRAM chips and charging the customer only for the manufacturing and kitting services provided by us. This method of accounting for such value-add revenue is commonly used by competitors doing business in the OEM DRAM module sector. This accounting method conforms to the Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue as a Principal versus Net as an Agent.”

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

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Sales and marketing incentives, which amounted to $425,000 and $298,000 for each of the three months ended March 31, 2007 and 2006, respectively, were offset against revenues.

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

On January 1, 2007, the Company adopted FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 5 to the unaudited consolidated financial statements.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We intend to adopt the provisions of SFAS No. 157 effective January 1, 2008. We do not expect SFAS No. 157 to have a material impact on our results of operations, financial position, or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective on January 1, 2008. We are evaluating the effect the adoption of this standard will have on our consolidated financial position, results of operations and cash flows.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

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

At March 31, 2007, our cash and cash equivalents were $100.7 million invested in money market and other interest bearing accounts.

From time to time, we invest in marketable securities, however, at March 31, 2007, our investment in marketable securities was $0.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $1.0 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of March 31, 2007 were as follows:

	Expected Maturity Date
	Before April 1, 2008	Thereafter	Total	Fair Value 3/30/07
Investments
Cash and cash equivalents:
Money Market Funds	$100,675,000	$0	$100,675,000	$100,675,000
Weighted average interest rate	4.22%		4.22%	4.22%
Total cash and cash equivalents	$100,675,000	$0	$100,675,000	$100,675,000
Weighted average interest rate	4.22%		4.22%	4.22%

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

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001, against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against us, an estimate of potential damages, if any, would be premature and speculative. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. We have submitted the defense of this lawsuit to our insurance carrier. Also, we have notified all of the suppliers who have supplied us with the hard drives involved, since we believe that those suppliers have a legal duty to indemnify us in the event we are required to pay any damages. There can be no assurance, however, that our insurance carrier will ultimately agree to defend this lawsuit on our behalf or that any of our suppliers will indemnify us for any damages resulting from this lawsuit. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine a final outcome.

Napster Lawsuit

On February 14, 2006, we filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. On March 2, 2007, Napster filed a cross-complaint against us for breach of contract, fraud, and other claims. We plan to pursue our claims and rebuke the counter-claims vigorously, however, it is not possible at this time to estimate the outcome of this matter. As of March 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

We are not currently involved in any other material legal proceedings. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and we intend to contest them vigorously.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Changes in our customer and product revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

•	Expenses associated with the start-up of new operations or divisions.

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

Prior to the divesture of our Consumer Division in February 2007, we offered memory and external hard drive storage solutions through our Consumer Division to retail customers and OEM Division to OEM customers. We are now focused on, and expect to spend significant resources to grow, our business in the OEM market for customized memory solutions based on Flash memory and DRAM technologies. As a result of the divestiture of our Consumer Division, we have a less diversified customer base and our future success will be dependent on our ability to grow our OEM business. In addition, our focus on a single market—the OEM market—means that the seasonality and cyclicality of this market will have a greater impact on our operations and revenues than in previous years when we concentrated on the consumer and OEM markets. There can be no assurance that our focus on the OEM market will be successful or that the resources we commit to grow our OEM business will result in future profitability or market acceptance of our business or products. Our failure to grow our OEM business will harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Ineffective management of inventory levels or product mix, order cancellations, product returns, and inventory write-downs could adversely affect our results of operations.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. We have no long-term contracts with our customers. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. We expect that the divestiture of our Consumer Division in February 2007 will not change our future dependence on a limited number of customers for a significant portion of our revenues and, in fact, may exacerbate our dependence since all of our revenues will be derived from our OEM Division. Our ten largest customers accounted for an aggregate of 73.5% and 78.8% of our revenues in the three months ended March 31, 2007 and 2006, respectively. The following table sets forth certain information about each of our customers that accounted for more than 10.0% of our revenues in any of the three months ended March 31, 2007 and 2006.

	Percentage of Revenues for the Three Months Ended March 31,
	2007	2006
Smart Modular	53%	36%
Micron Semiconductor	*	24%

*	Less than 10%

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

The memory, high-performance computing, networking and communications, and OEM markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, France, Hong Kong, Japan, Malaysia, the Netherlands, Taiwan and the United Kingdom. In addition, we are building a 200,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 50% of our outstanding common stock at March 31, 2007 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time to time, we may need to relocate portions of our business to new or larger facilities which could result in disruption of our business or operations. For example, we announced in August 2006 plans to build a 200,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors in the third-party memory industry include: Crucial Memory, a division of Micron Technology, Netlist, Wintec, SMART Modular, SanDisk, ST Micro and Viking Interworks. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant suppliers, including Micron, Qimonda and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer and Secretary, and Dan Moses, our Executive Vice President and Chief Financial Officer. In addition, as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. We may be at a disadvantage in our ability to maintain and recruit qualified employees since many of the companies that compete with us for the same pool of qualified employees continue to offer stock options as part of their compensation package. We have experienced difficulties maintaining and attracting qualified employees as a result of our reduction in the use of stock options and we expect this difficulty to continue in the future unless we are able to develop other forms of incentive compensation to replace stock options. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 20.8% and 11.7% of our revenues for the three months ended March 31, 2007 and 2006, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in each of the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

STEC, INC., a California corporation

Date: May 15, 2007	/s/ DAN MOSES
Dan Moses
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

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