Form 10-Q
period 2007-06-30
STEC, INC.
filed 2007-08-13
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 31, 2007 was 50,075,900.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2007

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30, 2007	As of December 31, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$102,695	$40,907
Accounts receivable, net of allowances of $1,083 at June 30, 2007 and $1,620 at December 31, 2006	29,822	34,823
Inventory, net	35,770	51,453
Deferred income taxes	762	1,521
Current assets of discontinued operations	—	57,880
Other current assets	2,475	1,691

Total current assets	171,524	188,275

Furniture, fixtures and equipment, net	23,542	11,696
Intangible assets	1,249	1,439
Goodwill	1,682	1,682
Other long-term assets	593	423
Deferred income taxes	3,427	2,973
Long-term assets of discontinued operations	—	168

Total assets	$202,017	$206,656

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$12,348	$21,104
Accrued and other liabilities	6,134	7,111
Liabilities of discontinued operations	—	12,427

Total current liabilities	18,482	40,642

Long-term income taxes payable	1,437	—
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,040,118 shares issued and outstanding as of June 30, 2007 and 48,677,834 shares issued and outstanding as of December 31, 2006	50	49
Additional paid-in capital	136,437	128,353
Retained earnings	45,611	37,612

Total shareholders’ equity	182,098	166,014

Total liabilities and shareholders’ equity	$202,017	$206,656

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$43,736	$47,281	$90,940	$87,714
Cost of revenues	30,028	31,738	62,807	63,002

Gross profit	13,708	15,543	28,133	24,712

Sales and marketing	4,273	4,019	8,706	7,027
General and administrative	4,082	3,040	7,915	5,953
Research and development	3,493	2,181	7,192	4,201

Total operating expenses	11,848	9,240	23,813	17,181
Operating income	1,860	6,303	4,320	7,531
Interest income	977	506	1,738	981

Income from continuing operations before provision for income taxes	2,837	6,809	6,058	8,512
Provision for income taxes	1,120	2,550	2,288	3,132

Income from continuing operations	$1,717	$4,259	$3,770	$5,380
Discontinued operations (Note 3):
(Loss) income from operations of Consumer Division (including gain on disposal of $8,005)	$(14)	$435	$7,267	$302
Provision for income taxes	(337)	(175)	(2,961)	(122)

(Loss) income on discontinued operations	(351)	$260	$4,306	$180

Net income	$1,366	$4,519	$8,076	$5,560

Net income (loss) per share:
Basic:
Continuing operations	$0.04	$0.09	$0.07	$0.12
Discontinued operations	$(0.01)	$0.01	$0.09	$—

Total	$0.03	$0.10	$0.16	$0.12

Diluted:
Continuing operations	$0.04	$0.09	$0.07	$0.12
Discontinued operations	$(0.01)	$0.01	$0.09	$—

Total	$0.03	$0.10	$0.16	$0.12

Shares used in net income (loss) per share computation:
Basic	48,682	45,699	49,430	45,426

Diluted	50,445	46,379	51,698	46,291

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Income from continuing operations	$3,770	$5,380
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,094	2,014
(Gain) loss on sale of furniture, fixtures and equipment	(34)	1
Accounts receivable (benefit) provisions	(44)	937
Inventory excess and obsolescence expense	1,486	982
Deferred income taxes	305	(502)
Stock-based compensation expense (income)	405	(36)
Change in operating assets and liabilities:
Accounts receivable	5,045	(11,330)
Inventory	14,197	(1,305)
Other assets	(922)	1,072
Accounts payable	(8,756)	4,363
Accrued and other liabilities	385	2,420
Net cash flows provided by (used in) discontinued operations	6,839	(7,259)

Net cash provided by (used in) operating activities	24,770	(3,263)

Cash flows from investing activities:
Proceeds from sale of Consumer Division	43,043	—
Acquisition of business	—	(500)
Purchase of furniture, fixtures and equipment	(13,771)	(2,639)
Proceeds from sale of furniture, fixtures and equipment	41	—
Net cash flows provided by discontinued operations	27	—

Net cash provided by (used in) investing activities	29,340	(3,139)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,725	1,367
Tax benefit of employee stock option exercise	1,953	242

Net cash provided by financing activities	7,678	1,609

Net increase (decrease) in cash	61,788	(4,793)
Cash and cash equivalents at beginning of period	40,907	60,006

Cash and cash equivalents at end of period	$102,695	$55,213

Supplemental schedule of noncash investing activities:
Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$—	$1,000

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at June 30, 2007, the consolidated results of operations for each of the three and six months ended June 30, 2007 and 2006, and the consolidated results of cash flows for each of the six months ended June 30, 2007 and 2006 have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2006 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2007				2006		2007				2006
	Accounts Receivable		Revenues		Accounts Receivable	Revenues	Accounts Receivable		Revenues		Accounts Receivable	Revenues
Customer A	52%		51%		39%	40%	52%		52%		39%	38%
Customer B		*		*	19%	21%		*		*	19%	23%
Customer C		*		*	11%	*		*		*	11%	*

*	Less than 10%

For each of the three months ended June 30, 2007 and 2006, international sales comprised 20% and 14%, respectively, of the Company’s revenues. For each of the six months ended June 30, 2007 and 2006, international sales comprised 21% and 13%, respectively, of the Company’s revenues. No single foreign country accounted for more than 10% of revenues during each of the three months ended June 30, 2007 and 2006 and each of the six months ended June 30, 2007 and 2006. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Revenue Recognition:

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company typically recognizes revenue at time of shipment.

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

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor Products.” Sales and marketing incentives, which amounted to $135,000 and $352,000 for each of the three months ended June 30, 2007 and 2006, respectively, were offset against revenues. Sales and marketing incentives, which amounted to $560,000 and $650,000 for each of the six months ended June 30, 2007 and 2006, respectively, were offset against revenues.

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

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the U.S. statutory tax rate for each of the three months ended June 30, 2007 and 2006 reflects the benefit of tax exempt interest income, the recognition of federal tax credits related to research and development, increased by the net impact of state taxes and decreased by the state benefit related to research and development credits and enterprise zone hiring credits.

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

Note 3 —Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million, which was $10.0 million above the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. Subsequent to the closing of the sale, the Purchasers have disputed certain amounts calculated by the Company in regards to the purchase price adjustment. These disputed amounts are approximately $6.7 million. In accordance with the Purchase Agreement, both parties have agreed to submit the disputed amounts to a third party arbitrator to resolve such matters. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine a final outcome.

In connection with the consummation of the sale of the assets of the Consumer Division, the Purchasers hired substantially all of the employees of the Consumer Division. The sale of assets included the “SimpleTech” name and the Company effected a corporate name change on March 7, 2007 from SimpleTech, Inc. to STEC, Inc.

In connection with the sale, the Company entered into an indemnity agreement with Fabrik’s lender related to certain consigned inventory aggregating approximately $8.5 million held by two Consumer Division customers for resale as of February 9, 2007. The indemnity is limited to (i) any losses on the consigned inventory incurred by Fabrik’s lender directly related to their inability to have access to the consigned inventory during the 60 day period commencing from February 9, 2007 and (ii) any losses incurred by Fabrik’s lender on the consigned inventory related to a claim of superior title to, or interest in, any consigned inventory during the six month period from February 9, 2007, as a result of the Company’s failure to perfect its security interest in the consigned inventory. Any potential claims are reduced as the customers remit payments to Fabrik on the consigned inventory. As of June 30, 2007, no amounts have been claimed under this indemnity agreement. Since no amounts were claimed during the six month period from February 9, 2007, the Company is not liable for any loss.

The sale of the assets of the Consumer Division meets the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as discontinued operations and is presented herein as such. Prior year financial results have been presented to reflect the Consumer Division as discontinued operations.

Operating results of the Consumer Division as discontinued operations for the three and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$32,238	$28,693	$57,297

Gain on disposition of Consumer Division	$38	$—	$8,005	$—
(Loss) income from discontinued operations	(52)	435	(738)	302
Provision for income taxes	(337)	(175)	(2,961)	(122)

(Loss) income on discontinued operations	$(351)	$260	$4,306	$180

Current assets and liabilities of the discontinued operation included in the consolidated balance sheet as of December 31, 2006 are as follows (in thousands):

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $73,000 increase in the liability for unrecognized income tax benefits, with an offsetting decrease in retained earnings as of January 1, 2007. As of January 1, 2007, the Company had approximately $1.4 million of total unrecognized tax benefits. Of this total, $1.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The amount of unrecognized tax benefits did not materially change as of June 30, 2007. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The tax years 2003 to 2006 and 2002 to 2006 remain open to examination by United States and certain state taxing jurisdictions, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the provision for income taxes. As of January 1, 2007, the Company had recorded a liability of $73,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

Note 6 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 5,104,248 and 9,412,755 shares of common stock were outstanding at June 30, 2007 and 2006, respectively. In addition, 497,500 and 50,000 restricted stock units payable in shares of common stock were outstanding at June 30, 2007 and 2006, respectively, For each of the three months ended June 30, 2007 and 2006, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,762,856 and 679,912, respectively. For each of the six months ended June 30, 2007 and 2006, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 2,267,868 and 865,378, respectively.

Note 7 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$26,803	$41,053
Work-in-progress	408	1,302
Finished goods	10,921	10,773

	38,132	53,128
Valuation allowances	(2,362)	(1,675)

Inventory, net	$35,770	$51,453

The Company has had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were $631,000 and $848,000 in the three months ended June 30, 2007 and 2006, respectively, and $1.5 million and $982,000 in the six months ended June 30, 2007 and 2006, respectively.

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Payroll costs	$4,697	$4,710
Other	1,437	2,401

Total	$6,134	$7,111

Note 8 — Commitments and Contingencies

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against the Company, an estimate of potential damages, if any, would be premature and speculative. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. The Company has submitted the defense of this lawsuit to its insurance carrier. Also, the Company has notified all of the suppliers who have supplied it with the hard drives involved, since the Company believes that those suppliers have a legal duty to indemnify it in the event that the Company has to pay any damages. There can be no assurance, however, that the Company’s insurance carrier will ultimately agree to defend this lawsuit on the Company’s behalf or that any of the Company’s suppliers will indemnify it for any damages resulting from this lawsuit. The Company continues to pursue all available remedies against its insurance carrier and suppliers. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to estimate a liability and determine a final outcome.

Napster Lawsuit

On February 14, 2006, the Company filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. The lawsuit is scheduled for trial in October 2007. On March 2, 2007, Napster filed a cross-complaint against the Company for breach of contract, fraud, and other claims and demanding monetary damages and specific performance. The cross-complaint was also filed against Fabrik, Inc. and alleges that Fabrik is a successor to the contract in dispute as a result of Fabrik’s purchase of the assets of the Company’s Consumer Division in February 2007. Napster is currently seeking a summary judgment to dismiss the Company’s complaint against Napster, scheduled to be heard in September 2007. The Company believes that the summary judgment against the Company and the cross-complaint filed against Fabrik are without merit. The Company has agreed to defend, indemnify and hold harmless Fabrik in this lawsuit, since Fabrik is not an assignee of the contract in dispute, provided that Fabrik cooperates with STEC and allows STEC to direct the defense. The Company plans to pursue its claims and rebuke the counter-claims vigorously; however, it is not possible at this time to estimate the outcome of this matter. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

Note 9 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$316	$754	$1,070	$209	$861
Customer relationships (five years)	900	405	495	900	322	578

Total intangible assets	$1,970	$721	$1,249	$1,970	$531	$1,439

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $94,000 and $61,000 for each of the three months ended June 30, 2007 and 2006, respectively, and $190,000 and $123,000 for each of the six months ended June 30, 2007 and 2006, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2007 and the years ending December 31, 2008, 2009, 2010 and 2011 is $189,000, $379,000, $352,000, $217,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

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

The following table sets forth the total share-based compensation expense included in income from continuing operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$(36)	$(16)	$(36)	$(16)
Sales and marketing	30	(16)	101	(14)
General and administrative	53	(4)	93	(4)
Research and development	118	(2)	247	(2)

	$165	$(38)	$405	$(36)

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

At June 30, 2007, the Plan provided for the issuance of up to 19,173,758 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

Stock Options

A summary of the option activity under the Plan is as follows:

	Shares	Weighted-Avg Option Price	Weighted-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	6,451,032	$4.48
Granted	30,000	9.35
Exercised	(1,342,784)	4.18
Forfeited/Expired	(34,000)	8.32
Outstanding, June 30, 2007	5,104,248	4.57	6.50	$10,485,060
Exercisable, June 30, 2007	5,055,498	4.54	6.48	10,441,297

During the six months ended June 30, 2007, the Company received $5,725,000 in cash proceeds for the exercise of 1,342,784 options with a $1,953,000 tax benefit for disqualifying dispositions of incentive stock options. The intrinsic value for options exercised for the three and six months ended June 30, 2007 was $1,285,037 and $5,102,813, respectively.

As of June 30, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $222,000, which the Company expects to recognize over a weighted-average period of 3.7 years.

At June 30, 2007, 5,627,134 shares of common stock were available for grant under the Plan.

Restricted Stock Units

During the six months ended June 30, 2007 and 2006, the Company issued 138,000 and 50,000 restricted stock units, respectively, with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The Company records compensation expense for the amount of the grant date fair value over the period which the restrictions lapse. There were 50,000 restricted stock units outstanding as of June 30, 2006.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2006, and changes during the six months ended June 30, 2007:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted units at December 31, 2006	387,000	$6.37
Granted	138,000	11.83
Vested	(19,500)	7.00
Forfeited	(8,000)	8.52

Non-vested restricted units at June 30, 2007	497,500	$7.82

As of June 30, 2007, there was approximately $3,403,000 of total unrecognized compensation expense related to non-vested restricted stock units granted under the Plan.

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

Discontinued Operations—Sale of Consumer Division

On February 9, 2007, we entered into an Asset Purchase Agreement with Fabrik, Inc. and Fabrik Acquisition Corp. and sold to them a portion of our business which was engaged in designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The consideration paid to us consisted of cash in the amount of approximately $43.0 million, which was $10.0 million above the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. Subsequent to the closing of the sale, Fabrik has disputed certain amounts calculated by us in regards to the purchase price adjustment. These disputed amounts are approximately $6.7 million. In accordance with the Asset Purchase Agreement, both parties have agreed to submit the disputed amounts to a third party arbitrator to resolve such matters. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine a final outcome.

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

Overview

STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and Dynamic Random Access Memory (“DRAM”) technologies. Prior to the sale of the assets of our Consumer Division in February 2007, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory and DRAM technologies and external storage solutions. Headquartered in Santa Ana, California, we specialize in developing high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments and high-density DRAM memory modules. We offer a comprehensive product line used by original equipment manufacturers, or OEMs.

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

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware form factors. We expanded our OEM Flash design capabilities and sales and marketing infrastructure through our acquisition in July 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of the Flash controller group of the logic division of Integrated Circuit Solution Incorporation, a Taiwanese company, adding a team of engineers specializing in Flash controller design. In October 2006, we acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance, high throughput NAND Flash-based solid state drives. This acquisition enables us to offer products that address the enterprise storage and video on demand, or VoD, markets’ rapidly increasing need for Flash-based drive solutions. We believe that our continued investment in our OEM Flash capabilities will positively impact the future growth of our OEM Flash revenues.

As noted above, a major area of our OEM Flash-based product investment has been focused on solid state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in at least three distinct market segments. First, where ultra-high throughput solutions are sought, SSDs provide enormous and measurable performance advantages and cost savings over alternative hard drive products, such as enterprise storage and VoD applications. Second, where “ruggedized” drive solutions are critical for data retention, SSDs provide unparalleled durability in military and industrial applications. And finally in the early adoption PC, mobile computing and consumer-related markets that require low-costs and small form factors, the cost-benefit comparison to traditional hard drive (HDD) solutions will become increasingly compelling as Flash prices decline. We see opportunities to leverage our SSD expertise across each of these three markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to develop over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

OEM Flash product revenue increased 24.0% from $20.4 million in the second quarter of 2006 to $25.3 million in the second quarter of 2007, and 32.5% from $37.2 million in the first six months of 2006 to $49.3 million in the first six months of 2007. We expect our continued investments in OEM Flash custom design capabilities and controller development to result in sustained revenue growth from our OEM Flash product line in 2007. OEM Flash product gross margins were our highest gross margin product line in 2006.

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

We continue to make progress toward one of our long-term revenue growth initiatives to expand our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, France, Germany, Finland, Italy, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support revenue growth in those geographic regions. We are also building a manufacturing facility in Malaysia, which we expect to help us reduce average production and engineering labor costs, have better access to growing markets in Asia, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment and lower our overall long-term effective tax rate. However, we anticipate pre-opening costs related to the start-up of the Malaysia manufacturing facility to negatively impact our earnings in the short-term. For the six months of 2007, we incurred approximately $1.4 million of pre-opening expenses related to the establishment of this facility. Of the $1.4 million, approximately $620,000 represents general and administrative expenses, $480,000 represents research and development expenses, and $280,000 relates to manufacturing overhead. The 210,000 square foot manufacturing facility in Malaysia is expected to be operational in the first quarter of 2008.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 71.1% of our revenues in the first six months of 2007, compared to 78.9% of our total revenues in the first six months of 2006, and 75.4% of our revenues in the second quarter of 2007, compared to 79.1% of our total revenues in the second quarter of 2006. The following table identifies each of our customers that accounted for more than 10.0% of our revenues in any of the three and six months ended June 30, 2007 and 2006.

	Percentage of Revenues for the Three Months Ended June 30,			Percentage of Revenues for the Six Months Ended June 30,
	2007		2006	2007		2006
Smart Modular	51%		40%	52%		38%
Micron Semiconductor		*	21%		*	23%

*	Less than 10%

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

International sales of our products accounted for 20.5% of our revenues in the first six months of 2007, compared to 13.2% of our revenues in the first six months of 2006, and 20.2% in the second quarter of 2007, compared to 14.2% of our revenues in the second quarter of 2006. No single foreign country accounted for more than 10% of revenues during each of the three and six months ended June 30, 2007 and 2006. For each of the three and six months ended June 30, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.7	67.1	69.1	71.8

Gross profit	31.3	32.9	30.9	28.2
Operating expenses:
Sales and marketing	9.7	8.5	9.5	8.0
General and administrative	9.3	6.4	8.7	6.8
Research and development	8.0	4.6	7.9	4.8

Total operating expenses	27.0	19.5	26.1	19.6
Operating income	4.3	13.4	4.8	8.6
Interest income	2.2	1.0	1.9	1.1

Income before provision for income taxes	6.5	14.4	6.7	9.7

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Net Revenues. Our revenues were $43.7 million in the second quarter of 2007, compared to $47.3 million in the same period in 2006. Revenues decreased 7.5% in the second quarter of 2007 due primarily to a 54.1% decrease in average sales price, or ASP, from $61 in the second quarter of 2006 to $28 in the second quarter of 2007, partially offset by a 101.3% increase in unit shipments. The decrease in our ASP resulted primarily from a decrease in Flash and DRAM component pricing and a new value-add revenue agreement effective on January 1, 2007 with an existing customer that passes through the cost of the DRAM chips and charges the customer only for manufacturing and kitting services. During the second quarter of 2007, $1.5 million was not included in revenues and cost of revenues pursuant to Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” The amount of $1.5 million represents the cost of the DRAM chips related to the new value-add revenue agreement. The increase in unit shipments resulted primarily from a 68.6% increase in Flash memory units shipped. Flash product shipments increased due to an increase in orders from new and existing customers in the second quarter of 2007.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $19.4 million as of June 30, 2007, compared to $21.4 million as of June 30, 2006. The decrease in backlog at June 30, 2007 compared to June 30, 2006 primarily resulted from lower ASP orders due to a new value-add revenue agreement effective on January 1, 2007 with an existing customer that passes through the cost of the DRAM chips and charges the customer only for manufacturing and kitting services. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $13.7 million in the second quarter of 2007, compared to $15.5 million in the same period in 2006. Gross profit as a percentage of revenues was 31.3% in the second quarter of 2007, compared to 32.9% in the second quarter of 2006. Gross profit as a percentage of revenue in the second quarter of 2007 decreased due primarily to the impact of significant component pricing declines during the second quarter of 2007.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.3 million in the second quarter of 2007, compared to $4.0 million in the second quarter of 2006. Sales and marketing expenses as a percentage of revenue were 9.7% in the second quarter of 2007, compared to 8.5% in the second quarter of 2006. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to an increase in units shipped, the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $4.1 million in the second quarter of 2007, compared to $3.0 million in the second quarter of 2006. General and administrative expenses as a percentage of revenues were 9.3% in the second quarter of 2007, compared to 6.4% in the second quarter of 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll costs, pre-opening costs related to the establishment of a new facility in Malaysia, global tax structuring, accounting and audit costs, including Sarbanes-Oxley implementation costs, and legal fees. Pre-opening general and administrative expenses related to the establishment of the Malaysia manufacturing facility totaled approximately $360,000 during the second quarter of 2007. We expect our general and administrative expenses to increase in absolute dollars as our sale unit volumes and revenues grow.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $3.5 million in the second quarter of 2007, compared to $2.2 million in the second quarter of 2006. Research and development expenses as a percentage of revenues were 8.0% in the second quarter of 2007 compared to 4.6% in second quarter of 2006. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our Flash product line which includes the advancement of high performance solid state drives.

Interest Income. Interest income was $977,000 in the second quarter of 2007 and $506,000 in the second quarter of 2006. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from a higher average cash balance in the second quarter of 2007 compared to the second quarter of 2006. The average cash balance increased in the second quarter of 2007 compared to the first quarter of 2006 primarily due to cash proceeds of approximately $43.0 million received from the sale of our Consumer Division in February 2007.

Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes decreased from $6.8 million in the second quarter of 2006 to $2.8 million in the second quarter of 2007. The decrease in income from continuing operations before income taxes is primarily due to a decrease in revenues and an increase in operating expenses in 2007 as the result of costs incurred related to expansion efforts in Asia and Europe and increased investments in research and development for new Flash products.

Provision for Income Taxes. The provision for income taxes decreased from $2.6 million in the second quarter of 2006 to $1.1 million in the second quarter of 2007 due primarily to the decrease in income from continuing operations before income taxes from $6.8 million in the second quarter of 2006 to $2.8 million in the second quarter of 2007. As a percentage of income before provision for income taxes, provision for income taxes increased from 37.5% in the second quarter of 2006 to 39.5% in the second quarter of 2007 due primarily to an increase in foreign losses that are not benefited, which partially offset the benefit from an increase in federal tax credits related to research and development in 2007.

Income (Loss) from Discontinued Operations, Net of Taxes. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income (loss) from discontinued operations, net of taxes decreased from net income of $260,000 in the second quarter of 2006 to a net loss of $351,000 in the second quarter of 2007.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Net Revenues. Our revenues were $90.9 million in the first six months of 2007, compared to $87.7 million in the same period in 2006. Revenues increased 3.7% in the first six months of 2007 due primarily to a 91.7% increase in unit shipments, partially offset by a 45.9% decrease in ASP from $61 in first six months of 2006 to $33 in the first six months of 2007. The decrease in our ASP resulted primarily from a decrease in Flash and DRAM component pricing in the first six months of 2007 compared to the first six months of 2006 and a new value-add revenue agreement effective on January 1, 2007 with an existing customer that passes through the cost of the DRAM chips and charges the customer only for manufacturing and kitting services. During the first six months of 2007, $2.5 million was not included in revenues and cost of revenues pursuant to Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” The amount of $2.5 million represents the cost of the DRAM chips related to the new value-add revenue agreement. The increase in unit shipments resulted primarily from a 68.6% increase in Flash memory units shipped. Flash product shipments increased due to an increase in orders from new and existing customers in the first six months of 2007.

Gross Profit. Our gross profit was $28.1 million in the first six months of 2007, compared to $24.7 million in the same period in 2006. Gross profit as a percentage of revenues was 30.9% in the first six months of 2007, compared to 28.2% in the first six months of 2006. Gross profit as a percentage of revenue in the first six months of 2007 increased due primarily to a shift in product mix toward higher gross profit margin Flash products. Additionally, inventory write-downs increased from $1.0 million for the six months ended June 30, 2006 to $1.5 million for the six months ended June 30, 2007 primarily due to an increase in obsolescence and excess quantities of inventory.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $8.7 million in the first six months of 2007, compared to $7.0 million in the first six months of 2006. Sales and marketing expenses as a percentage of revenue were 9.5% in the first six months quarter of 2007, compared to 8.0% in the first six months of 2006. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to an increase in commissions paid and shipping expenses as a result of an increase in units shipped, the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.9 million in the first six months of 2007, compared to $6.0 million in the first six months of 2006. General and administrative expenses as a percentage of revenues were 8.7% in the first six months of 2007, compared to 6.8% in the first six months of 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll costs, pre-opening costs related to the establishment of a new facility in Malaysia, global tax structuring, accounting and audit costs, including Sarbanes-Oxley implementation costs, and legal fees. Pre-opening general and administrative expenses related to the establishment of the Malaysia manufacturing facility totaled approximately $620,000 during the first six months of 2007. We expect our general and administrative expenses to increase in absolute dollars as our sale unit volumes and revenues grow.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $7.2 million in the first six months of 2007, compared to $4.2 million in the first six months of 2006. Research and development expenses as a percentage of revenues were 7.9% in the first six months of 2007 compared to 4.8% in first six months of 2006. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our Flash product line which includes the advancement of high performance solid state drives.

Interest Income. Interest income was $1.7 million in the first six months of 2007 and $981,000 in the first six months of 2006. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This increase in interest income resulted primarily from a higher average cash balance in the first six months of 2007 compared to the first six months of 2006. The average cash balance increased in the second quarter of 2007 compared to the first quarter of 2006 primarily due to cash proceeds of approximately $43.0 million received from the sale of our Consumer Division in February 2007.

Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes decreased from $8.5 million in the first six months of 2006 to $6.1 million in the first six months of 2007. The decrease in income from continuing operations before income taxes is primarily due to an increase in operating expenses in 2007 as the result of expansion efforts in Asia and Europe and increased investments in research and development predominately for new Flash products.

Provision for Income Taxes. The provision for income taxes decreased from $3.1 million in the first six months of 2006 to $2.3 million in the first six months of 2007 due primarily to the decrease in income from continuing operations before income taxes from $8.5 million in the first six months of 2006 to $6.1 million in the first six months of 2007. As a percentage of income before provision for income taxes, provision for income taxes increased from 36.8% in the first six months of 2006 to 37.8% in the first six months of 2007 due primarily to an increase in foreign losses that are not benefited, which partially offset the increase in federal tax credits related to research and development in 2007.

Income (Loss) from Discontinued Operations, Net of Taxes. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations, net of taxes increased from $180,000 in the first six months of 2006 to $4.3 million in the first six months of 2007 primarily due to the gain of sale, net of taxes, of $4.7 million in 2007.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of June 30, 2007, we had working capital of $153.0 million, including $102.7 million of cash and cash equivalents, compared to working capital of $147.6 million, including $40.9 million of cash and cash equivalents as of December 31, 2006 and working capital of $117.5 million, including $55.2 million of cash and cash equivalents as of June 30, 2006. Current assets were 9.3 times current liabilities at June 30, 2007, compared to 4.6 times current liabilities at December 31, 2006, and 4.2 times current liabilities at June 30, 2006.

Cash Provided by (Used in) Operating Activities for the Six Months Ended June 30, 2007 and 2006

Net cash provided by operating activities was $24.8 million for the six months ended June 30, 2007 and resulted primarily from a $5.0 million decrease in accounts receivable, net of allowances, a $15.7 million decrease in inventory, net of reserves, income from continuing operations of $3.8 million, and cash flows provided by discontinued operations of $6.8 million, partially offset by an $8.8 million decrease in accounts payable. Accounts receivable, net of allowances, decreased primarily due to lower sales in the second quarter of 2007 compared to the fourth quarter of 2006. Inventory, net of reserves, decreased due to less purchases of inventory in the second quarter of 2007 as the result of vendor required last time buys on certain inventory items in late 2006 which supported customer demand through the second quarter of 2007 and an increase in inventory reserves in the second quarter of 2007. Also the Company focused on increasing inventory turns in the second quarter of 2007. Inventory write-downs increased from $1.0 million for the six months ended June 30, 2006 to $1.5 million for the six months ended June 30, 2007 primarily due to an increase in obsolescence and excess quantities of inventory. The cash provided by discontinued operations of the Consumer Division for the six months ended June 30, 2007 was primarily due to working capital changes and $4.3 million of income from discontinued operations. Accounts payable decreased as a result of lower inventory purchases for the three months ended June 30, 2007 compared to the three months ended December 31, 2006.

Net cash used in operating activities was $3.3 million for the six months ended June 30, 2006 and resulted primarily from a $10.4 million increase in accounts receivable, net of allowances, cash flows used in discontinued operations of $7.3 million, partially offset by income from continuing operations of $5.4 million, $4.4 million increase in accounts payable, $2.4 million increase in accrued and other liabilities, and non-cash depreciation and amortization of $2.0 million. Accounts receivable, net of allowances, increased primarily due to an increase in sales for the Flash product line orders. Accounts payable increased as a result of higher inventory purchases related to the increase in sales as noted above. The cash used in discontinued operation of the Consumer Division for the six months ended June 30, 2006 was primarily due to working capital changes.

Cash Provided by (Used in) Investing Activities for the Six Months Ended June 30, 2007 and 2006

Net cash provided by investing activities was $29.3 million for the six months ended June 30, 2007 resulting primarily from $43.0 million in cash received in connection with the sale of the assets of our Consumer Division in February 2007, partially offset by $13.8 million in purchases of furniture, fixtures and equipment. The purchases of furniture, fixtures and equipment related primarily to production equipment for the United States and Malaysia locations. Net cash used in investing activities for the six months ended June 30, 2006 was $3.1 million, attributable to cash consideration of $500,000 paid for the acquisition of a division of Integrated Circuit Solution Incorporation in January 2006 and $2.6 million in purchases of furniture, fixtures and equipment.

As of June 30, 2007, we have made capital expenditures of approximately $8.2 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $28 million over the next 5 years ending December 31, 2011. We expect that the substantial majority of these estimated investments will relate to our Malaysian facility.

Cash Provided by Financing Activities for the Six Months Ended June 30, 2007 and 2006

Net cash provided by financing activities was $7.7 million for the six months ended June 30, 2007 and resulted from $5.7 million in proceeds realized from the exercise of stock options and $2.0 million tax benefit from employee stock option exercises. Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2006 and resulted from $1.4 million of proceeds realized from the exercise of stock options and a $242,000 tax benefit from employee stock option exercises.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at June 30, 2007 (in thousands). We do not have off-balance sheet financing arrangements as of June 30, 2007.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,414	$833	$1,332	$1,200	$3,049
Non-cancelable capital equipment purchase commitments	1,455	1,455	—	—	—
Non-cancelable inventory purchase commitments	11,102	11,102	—	—	—
Other non-cancelable purchase commitments	129	129	—	—	—

Total	$19,100	$13,519	$1,332	$1,200	$3,049

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first six months ended June 30, 2007 and 2006.

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

•

Revenue Recognition. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. We typically recognize revenue at time of shipment.

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

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Sales and marketing incentives, which amounted to $135,000 and $352,000 for each of the three months ended June 30, 2007 and 2006, respectively, were offset against revenues. Sales and marketing incentives, which amounted to $560,000 and $650,000 for each of the six months ended June 30, 2007 and 2006, respectively, were offset against revenues.

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

At June 30, 2007, our cash and cash equivalents were $102.7 million invested in money market and other interest bearing accounts.

From time to time, we invest in marketable securities, however, at June 30, 2007, our investment in marketable securities was $0.

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

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of June 30, 2007 were as follows:

	Expected Maturity Date
	Before July 1, 2008	Thereafter	Total	Fair Value 6/30/07
Investments
Cash and cash equivalents:
Money Market Funds	$102,695,000	$0	$102,695,000	$102,695,000
Weighted average interest rate	4.18%		4.18%	4.18%
Total cash and cash equivalents	$102,695,000	$0	$102,695,000	$102,695,000
Weighted average interest rate	4.18%		4.18%	4.18%

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001, against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against us, an estimate of potential damages, if any, would be premature and speculative. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. We have submitted the defense of this lawsuit to our insurance carrier. Also, we have notified all of the suppliers who have supplied us with the hard drives involved, since we believe that those suppliers have a legal duty to indemnify us in the event that we have to pay any damages. There can be no assurance, however, that our insurance carrier will ultimately agree to defend this lawsuit on our behalf or that any of our suppliers will indemnify us for any damages resulting from this lawsuit. We continue to pursue all available remedies against our insurance carrier and suppliers. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to estimate a liability and determine a final outcome.

Napster Lawsuit

On February 14, 2006, the Company filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. The lawsuit is scheduled for trial in October 2007. On March 2, 2007, Napster filed a cross-complaint against the Company for breach of contract, fraud, and other claims and demanding monetary damages and specific performance. The cross-complaint was also filed against Fabrik, Inc. and alleges that Fabrik is a successor to the contract in dispute as a result of Fabrik’s purchase of the assets of the Company’s Consumer Division in February 2007. Napster is currently seeking a summary judgment to dismiss the Company’s complaint against Napster, scheduled to be heard in September 2007. The Company believes that the summary judgment against the Company and the cross-complaint filed against Fabrik are without merit. The Company has agreed to defend, indemnify and hold harmless Fabrik in this lawsuit, since Fabrik is not an assignee of the contract in dispute, provided that Fabrik cooperates with STEC and allows STEC to direct the defense. The Company plans to pursue its claims and rebuke the counter-claims vigorously; however, it is not possible at this time to estimate the outcome of this matter. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. We have no long-term contracts with our customers. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. We expect that the divestiture of our Consumer Division in February 2007 will not change our future dependence on a limited number of customers for a significant portion of our revenues and, in fact, may exacerbate our dependence since all of our revenues will be derived from our OEM Division. Our ten largest customers accounted for an aggregate of 75.4% and 71.1% of our revenues in the three and six months ended June 30, 2007, respectively, compared to 79.1% and 78.9% or our revenues in the three and six months ended June 30, 2006, respectively. The following table sets forth certain information about each of our customers that accounted for more than 10.0% of our revenues in any of the three and six months ended June 30, 2007 and 2006.

	Percentage of Revenues for the Three Months Ended June 30,		Percentage of Revenues for the Six Months Ended June 30,
	2007	2006	2007	2006
Smart Modular	51%	40%	52%	38%
Micron Semiconductor	*	21%	*	23%

*	Less than 10%

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

In addition, we are investing a significant amount of capital to build a 210,000 square foot manufacturing facility in Malaysia that is expected to be operational in the first quarter of 2008. Over time, we intend for this facility to serve as a major hub for our Asia operational activities including manufacturing, sales and marketing, procurement, and logistics. Integrating these operations into our global infrastructure is going to present challenges for both the local and corporate management teams. Failure to successfully integrate these functions into our global infrastructure, including significant and prolonged delays, will have a negative impact on our overall operations. In addition, not being able to efficiently bring the Malaysian operations on line in a reasonable timeframe will cause us to delay or forego some of the original perceived benefits of operating internationally such as lower average production and engineering labor costs, better access to growing markets in Asia, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate.

Establishing operations in a foreign country or region presents numerous risks, including:

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

Since our common equity public float was greater than $75 million as of June 30, 2007, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 50% of our outstanding common stock at June 30, 2007 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 20.2% and 20.5% of our revenues for the three and six months ended June 30, 2007, respectively, compared to 14.2% and 13.2% of our revenues for the three and six months ended June 30, 2006, respectively. No single foreign country accounted for more than 10.0% of our revenues in each of the three and six months ended June 30, 2007 and 2006. For the three and six months ended June 30, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Issuer Purchases of Equity Securities

On May 22, 2007 we announced that our board of directors authorized the expansion of our then-existing $10 million stock repurchase program (previously announced in July 2006) to $60 million and our adoption of a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the purchase of shares under the expanded stock repurchase program. Purchases will be based upon guidelines and parameters specified in the 10b5-1 plan, including with respect to price and volume, through open market transactions. There is no guarantee as to the exact number of shares that will be purchased under the stock repurchase program. The Rule 10b5-1 plan expires on the earlier of November 18, 2008, the date on which $60 million in purchases are completed or the occurrence of other specified events. We may also discontinue purchases at any time. As of June 30, 2007, we have not purchased any shares of our common stock under this share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Shareholders on June 4, 2007 in Irvine, California. At the Annual Meeting, the following matters were considered and voted upon:

Proposal No. 1: The election of seven directors to serve on our board of directors until the 2008 Annual Meeting of Shareholders or until their successors are duly elected and qualified.

At the Annual Meeting, our shareholders elected all of the director nominees as directors. The vote for each director nominee was as follows:

Name	For	Withheld
Manouch Moshayedi	46,261,135	949,037
Mark Moshayedi	46,680,735	1,529,437
Dan Moses	46,458,320	1,751,852
Rajat Bahri	48,033,987	176,185
F. Michael Ball	48,032,188	177,984
Vahid Manian	48,032,188	177,984
James J. Peterson	48,032,462	177,710

Proposal No. 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

For	Against	Abstained
48,089,133	96,254	24,786

ITEM 5.	OTHER INFORMATION

On February 9, 2007, we entered into an Asset Purchase Agreement with Fabrik, Inc. and Fabrik Acquisition Corp. for the sale of assets that comprised our Consumer Division, which are assets relating to a portion of our business engaged in the designing, final assembly, selling, marketing and distribution of consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions. The consideration paid to us pursuant to the Asset Purchase Agreement consisted of cash in the amount of approximately $43.0 million, which was $10.0 million above the net working capital of the Consumer Division. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. After the closing of the sale of the Consumer Division, Fabrik disputed certain amounts calculated by us in regards to the purchase price adjustment. These disputed amounts are approximately $6.7 million. In accordance with the Asset Purchase Agreement, both parties have agreed to submit the disputed amounts to a third party arbitrator to resolve such matters. The decision of the arbitrator will be final and binding on the parties, and will not be subject to appeal. We intend to vigorously defend ourselves against the purchase price adjustment claims made by Fabrik, however, it is not possible at this time to estimate the outcome of the arbitration. As of June 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early to determine a final outcome.

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

STEC, INC., a California corporation

Date: August 13, 2007	/s/ DAN MOSES
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