Form 10-Q
period 2007-09-30
STEC, INC.
filed 2007-11-13
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 31, 2007 was 50,184,809.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30, 2007	As of December 31, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$105,223	$40,907
Accounts receivable, net of allowances of $1,031 at September 30, 2007 and $1,620 at December 31, 2006	29,782	34,823
Inventory, net	30,480	51,453
Deferred income taxes	850	1,521
Current assets of discontinued operations	—	57,880
Other current assets	1,339	1,691

Total current assets	167,674	188,275

Furniture, fixtures and equipment, net	32,730	11,696
Intangible assets	1,154	1,439
Goodwill	1,682	1,682
Other long-term assets	958	423
Deferred income taxes	3,975	2,973
Long-term assets of discontinued operations	—	168

Total assets	$208,173	$206,656

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$16,285	$21,104
Accrued and other liabilities	6,688	7,111
Liabilities of discontinued operations	—	12,427

Total current liabilities	22,973	40,642

Long-term income taxes payable	1,416	—

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,146,934 shares issued and outstanding as of September 30, 2007 and 48,677,834 shares issued and outstanding as of December 31, 2006	50	49
Additional paid-in capital	137,293	128,353
Retained earnings	46,441	37,612

Total shareholders’ equity	183,784	166,014

Total liabilities and shareholders’ equity	$208,173	$206,656

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$44,699	$53,755	$135,639	$141,469
Cost of revenues	31,719	35,185	94,526	98,187

Gross profit	12,980	18,570	41,113	43,282

Sales and marketing	3,987	4,401	12,693	11,428
General and administrative	5,006	2,440	12,921	8,393
Research and development	3,387	2,505	10,579	6,706

Total operating expenses	12,380	9,346	36,193	26,527
Operating income	600	9,224	4,920	16,755
Interest income and other	1,074	397	2,812	1,378

Income from continuing operations before provision for income taxes	1,674	9,621	7,732	18,133
Provision for income taxes	1,168	3,625	3,456	6,757

Income from continuing operations	$506	$5,996	$4,276	$11,376
Discontinued operations (Note 3):
Income from operations of Consumer Division (including gain on disposal of $8,005)	$308	$1,369	$7,575	$1,671
Benefit (provision) for income taxes	16	(553)	(2,945)	(675)

Income from discontinued operations	$324	$816	$4,630	$996

Net income	$830	$6,812	$8,906	$12,372

Net income per share:
Basic:
Continuing operations	$0.01	$0.13	$0.09	$0.25
Discontinued operations	$0.01	$0.02	$0.09	$0.02

Total	$0.02	$0.15	$0.18	$0.27

Diluted:
Continuing operations	$0.01	$0.12	$0.08	$0.24
Discontinued operations	$0.01	$0.02	$0.09	$0.02

Total	$0.02	$0.14	$0.17	$0.26

Shares used in net income per share computation:
Basic	50,111	46,456	49,660	45,773

Diluted	51,884	48,489	51,762	47,156

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$8,906	$12,372
Income from discontinued operations	(4,630)	(996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,269	3,106
(Gain) loss on sale of furniture, fixtures and equipment	(63)	1
Accounts receivable provisions	232	1,105
Inventory excess and obsolescence expense	2,226	1,425
Deferred income taxes	(331)	(821)
Stock-based compensation expense	670	5
Change in operating assets and liabilities:
Accounts receivable	4,809	(17,499)
Inventory	18,747	(19,158)
Other assets	227	976
Accounts payable	(4,819)	14,985
Accrued and other liabilities	919	1,764
Net cash flows provided by (used in) discontinued operations	7,163	(23,729)

Net cash provided by (used in) operating activities	37,325	(26,464)

Cash flows from investing activities:
Proceeds from sale of Consumer Division	43,043	—
Acquisition of business	—	(500)
Purchase of furniture, fixtures and equipment	(24,459)	(3,922)
Proceeds from sale of furniture, fixtures and equipment	112	—
Net cash flows provided by discontinued operations	27	—

Net cash provided by (used in) investing activities	18,723	(4,422)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,967	6,729
Tax benefit of employee stock option exercise	2,301	1,977

Net cash provided by financing activities	8,268	8,706

Net increase (decrease) in cash	64,316	(22,180)
Cash and cash equivalents at beginning of period	40,907	60,006

Cash and cash equivalents at end of period	$105,223	$37,826

Supplemental schedule of noncash investing activities:
Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$—	$1,000

See accompanying notes to unaudited consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying interim consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at September 30, 2007, the consolidated results of operations for each of the three and nine months ended September 30, 2007 and 2006, and the consolidated results of cash flows for each of the nine months ended September 30, 2007 and 2006 have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2006 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Concentrations:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	46%	52%	29%	35%	46%	52%	29%	37%
Customer B	*	*	34%	27%	*	*	34%	24%

*	Less than 10%

For each of the three months ended September 30, 2007 and 2006, international sales comprised 19% and 15%, respectively, of the Company’s revenues. For each of the nine months ended September 30, 2007 and 2006, international sales comprised 20% and 13%, respectively, of the Company’s revenues. No single foreign country accounted for more than 10% of revenues during each of the three months ended September 30, 2007 and 2006 and each of the nine months ended September 30, 2007 and 2006. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

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

Sales and marketing incentives:

Sales and marketing incentives were offset against revenues or charged to operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor Products.” Sales and marketing incentives, which amounted to $436,000 and $570,000 for each of the three months ended September 30, 2007 and 2006, respectively, were offset against revenues. Sales and marketing incentives, which amounted to $1.0 million and $1.2 million for each of the nine months ended September 30, 2007 and 2006, respectively, were offset against revenues.

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

Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred income tax assets and liabilities. The difference between the effective tax rate and the U.S. statutory tax rate for each of the three months ended September 30, 2007 and 2006 reflects foreign subsidiary losses that are not tax benefited in the U.S. and the net impact of state taxes, offset by the benefit of tax-exempt interest income, the recognition of federal and state tax credits related to research and development, and enterprise zone hiring credits.

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

Note 3—Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers have disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. That amount has subsequently been reduced to approximately $2.7 million, which remains in dispute. In accordance with the Purchase Agreement, both parties have agreed to resolve those matters through a third party arbitrator. In addition, there are other items in dispute that the parties are seeking to resolve. As of September 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine a final outcome.

In connection with the consummation of the sale of the assets of the Consumer Division, the Purchasers hired substantially all of the employees of the Consumer Division. The sale of assets included the “SimpleTech” name and the Company effected a corporate name change on March 7, 2007 from SimpleTech, Inc. to STEC, Inc.

In connection with the sale, the Company entered into an indemnity agreement with Fabrik’s lender related to certain consigned inventory aggregating approximately $8.5 million held by two Consumer Division customers for resale as of February 9, 2007. The indemnity is limited to (i) any losses on the consigned inventory incurred by Fabrik’s lender directly related to their inability to have access to the consigned inventory during the 60 day period commencing from February 9, 2007 and (ii) any losses incurred by Fabrik’s lender on the consigned inventory related to a claim of superior title to, or interest in, any consigned inventory during the nine month period from February 9, 2007, as a result of the Company’s failure to perfect its security interest in the consigned inventory. Any potential claims are reduced as the customers remit payments to Fabrik on the consigned inventory. As of September 30, 2007, no amounts have been claimed under this indemnity agreement.

The sale of the assets of the Consumer Division meets the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as discontinued operations and is presented herein as such. Prior year financial results have been presented to reflect the Consumer Division as discontinued operations.

Operating results of the Consumer Division as discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$—	$39,030	$28,693	$96,327

Gain on disposition of Consumer Division	$—	$—	$8,005	$—
Income (loss) from discontinued operations	308	1,369	(430)	1,671
Provision for income taxes	16	(553)	(2,945)	(675)

Income from discontinued operations	$324	$816	$4,630	$996

Current assets and liabilities of the discontinued operation included in the consolidated balance sheet as of December 31, 2006 are as follows (in thousands):

December 31, 2006
Accounts receivable	$33,903
Inventory	23,977

Current assets of discontinued operations	$57,880

Accounts payable	$7,442
Accrued and other liabilities	4,985

Current liabilities of discontinued operations	$12,427

Note 4—Acquisition

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

Note 5—Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $73,000 increase in the liability for unrecognized income tax benefits, with an offsetting decrease in retained earnings as of January 1, 2007. As of January 1, 2007, the Company had approximately $1.4 million of total unrecognized tax benefits. Of this total, $1.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The amount of unrecognized tax benefits did not materially change as of September 30, 2007. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The tax years 2003 to 2006 and 2002 to 2006 remain open to examination by United States and certain state taxing jurisdictions, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the provision for income taxes. As of January 1, 2007, the Company had recorded a liability of $73,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of September 30, 2007.

Note 6—Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 5,301,182 and 7,632,141 shares of common stock were outstanding at September 30, 2007 and 2006, respectively. In addition, 457,750 and 206,000 restricted stock units payable in shares of common stock were outstanding at September 30, 2007 and 2006, respectively. For each of the three months ended September 30, 2007 and 2006, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,772,707 and 2,032,942, respectively. For each of the nine months ended September 30, 2007 and 2006, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 2,102,814 and 1,383,294, respectively.

Note 7—Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$23,878	$41,053
Work-in-progress	703	1,302
Finished goods	8,883	10,773

	33,464	53,128
Valuation allowances	(2,984)	(1,675)

Inventory, net	$30,480	$51,453

The Company has had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were $740,000 and $443,000 in the three months ended September 30, 2007 and 2006, respectively, and $2.2 million and $1.4 million in the nine months ended September 30, 2007 and 2006, respectively.

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Payroll costs	$4,610	$4,710
Other	2,078	2,401

Total	$6,688	$7,111

Note 8—Commitments and Contingencies

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against other parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against the Company, an estimate of potential damages, if any, would be premature and speculative. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. As of September 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. The Company has notified all of the suppliers who have supplied it with the hard drives involved, since the Company believes that those suppliers have a legal duty to indemnify it in the event that the Company has to pay any damages. There can be no assurance, however, that any of the Company’s suppliers will indemnify it for any damages resulting from this lawsuit. The Company’s insurance company has denied its claim for coverage. The Company continues to pursue all available remedies against its insurance carrier and suppliers. As of September 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to estimate a liability and determine a final outcome.

Napster Lawsuit

On February 14, 2006, the Company filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. On March 2, 2007, Napster filed a cross-complaint against the Company for breach of contract, fraud, and other claims and demanding monetary damages and specific performance. The cross-complaint was also filed against Fabrik, Inc. and alleges that Fabrik is a successor to the contract in dispute as a result of Fabrik’s purchase of the assets of the Company’s Consumer Division in February 2007. On September 10, 2007, the parties entered into a settlement agreement whereby the parties agreed to dismiss with prejudice all claims and demands. As part of the settlement, Napster agreed to make a one-time, lump-sum payment to the Company. This amount was received during the third quarter of 2007 and recorded as income from discontinued operations. This settlement is a complete and amicable resolution and should not be construed as an admission by any of the parties to this litigation of any wrongdoing

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

Note 9—Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$370	$700	$1,070	$209	$861
Customer relationships (five years)	900	446	454	900	322	578

Total intangible assets	$1,970	$816	$1,154	$1,970	$531	$1,439

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $95,000 and $61,000 for each of the three months ended September 30, 2007 and 2006, respectively, and $285,000 and $184,000 for each of the nine months ended September 30, 2007 and 2006, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2007 and the years ending December 31, 2008, 2009, 2010 and 2011 is $95,000, $379,000, $352,000, $216,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

Note 10—Shareholders’ Equity

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

The following table sets forth the total share-based compensation expense included in income from continuing operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$—	$1	$(36)	$(15)
Sales and marketing	51	(7)	152	(21)
General and administrative	58	9	151	5
Research and development	156	38	403	36

	$265	$41	$670	$5

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

At September 30, 2007, the Plan provided for the issuance of up to 19,173,758 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

Stock Options

A summary of the option activity under the Plan is as follows:

	Shares	Weighted-Avg Option Price	Weighted-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	6,451,032
Granted	300,000
Exercised	(1,413,850)
Forfeited/Expired	(36,000)

Outstanding, September 30, 2007	5,301,182	$4.73	6.43	$15,816,335

Exercisable, September 30, 2007	4,982,432	$4.55	6.21	$15,715,273

There were three sets of grants during the year. These grants were valued using the following assumptions: risk-free interest rate of 4.30%, 4.40% or 4.78%, expected option life of 5.8 years, expected volatility of 76% or 79% and no dividends. The expected term was based on expected future employee behavior. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.

During the nine months ended September 30, 2007, the Company received $5,967,000 in cash proceeds for the exercise of 1,413,850 options with a $2,301,000 tax benefit for employee stock options excercises. The intrinsic value for options exercised for the three and nine months ended September 30, 2007 was $281,891 and $5,384,704, respectively.

As of September 30, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $1,542,859, which the Company expects to recognize over a weighted-average period of 3.8 years.

At September 30, 2007, 5,361,134 shares of common stock were available for grant under the Plan.

Restricted Stock Units

During the nine months ended September 30, 2007 and 2006, the Company issued 158,000 and 206,000 restricted stock units, respectively, with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The Company records compensation expense for the amount of the grant date fair value over the period which the restrictions lapse. There were 457,750 and 206,000 restricted stock units outstanding as of September 30, 2007 and 2006, respectively.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2006, and changes during the nine months ended September 30, 2007:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted units at December 31, 2006	387,000	$6.37
Granted	158,000	11.22
Vested	(55,250)	4.96
Forfeited	(32,000)	8.51

Non-vested restricted units at September 30, 2007	457,750	$8.06

As of September 30, 2007, there was $3,122,217 of total unrecognized compensation expense related to non-vested restricted stock units granted under the Plan.

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

Discontinued Operations—Sale of Consumer Division

On February 9, 2007, we entered into an Asset Purchase Agreement with Fabrik, Inc. and Fabrik Acquisition Corp. and sold to them a portion of our business which was engaged in designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The consideration paid to us consisted of cash in the amount of approximately $43.0 million. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, Fabrik has disputed certain amounts calculated by us in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. That amount has subsequently been reduced to approximately $2.7 million, which remains in dispute. In accordance with the Asset Purchase Agreement, both parties have agreed to resolve those matters through a third party arbitrator. In addition, there are other items in dispute that the parties are seeking to resolve. As of September 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine a final outcome.

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

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware form factors. We expanded our OEM Flash design capabilities and sales and marketing infrastructure through our acquisition in July 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of the Flash controller group of the logic division of Integrated Circuit Solution Incorporation, a Taiwanese company, adding a team of engineers specializing in Flash controller design. In October 2006, we acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance, high throughput NAND Flash-based solid state drives. This acquisition enables us to offer products that address the enterprise storage and video on demand, or VoD, markets’ rapidly increasing need for high-throughput, Flash-based drive solutions. We believe that our continued investment in our OEM Flash capabilities will positively impact the future growth of our OEM Flash revenues.

As noted above, a major area of our OEM Flash-based product investment has been focused on solid state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in at least three distinct market segments. First, where ultra-high throughput solutions are sought, SSDs provide enormous and measurable performance advantages and cost savings over alternative hard drive products in enterprise storage and VoD applications. Second, where “ruggedized” drive solutions are critical for data retention, SSDs provide unparalleled durability in military and industrial applications. And finally in the early adoption PC, mobile computing and consumer-related markets that require low-costs and small form factors, the cost-benefit comparison to traditional hard drive (HDD) solutions will become increasingly compelling as Flash prices decline. We see opportunities to leverage our SSD expertise across each of these three markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to develop over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

OEM Flash product revenue increased 13% from $24.8 million in the third quarter of 2006 to $27.9 million in the third quarter of 2007, and 25% from $62.1 million in the first nine months of 2006 to $77.5 million in the first nine months of 2007. We expect our continued investments in OEM Flash custom design capabilities and controller development to result in sustained revenue growth from our OEM Flash product line in 2007. OEM Flash product gross margins were significantly higher than OEM DRAM product gross margins in all periods presented.

We offer both monolithic DRAM memory modules as well as DRAM memory modules based on our stacking technology. Prior to 2005, a substantial portion of our OEM DRAM business had been comprised of stacked DRAM memory modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM memory modules.

DRAM product revenue decreased 51% from $28.4 million in the third quarter of 2006 to $14.0 million in the third quarter of 2007, and 34% from $78.8 million in the first nine months of 2006 to $52.4 million in the first nine months of 2007.

We continue to make progress toward one of our long-term revenue growth initiatives to expand our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, Germany, Italy, Hong Kong, Japan, Malaysia, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support revenue growth in those geographic regions. We are also building a manufacturing facility in Malaysia, which we expect will reduce average production and engineering labor costs, provide better access to growing markets in Asia, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment, and lower our overall long-term effective tax rate. However, we anticipate pre-opening costs related to the start-up of the Malaysia manufacturing facility, as well as transition-related costs, to negatively impact our earnings in the short-term. For the first nine months of 2007, we incurred approximately $2.3 million of pre-opening expenses related to the establishment of this facility. Of the $2.3 million, approximately $1.0 million represents general and administrative expenses, $726,000 represents research and development expenses, and $532,000 relates to manufacturing overhead. The 210,000 square foot manufacturing facility in Malaysia is expected to be operational in the first quarter of 2008.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 72.7% of our total revenues in the first nine months of 2007, compared to 78.8% of our total revenues in the first nine months of 2006, and 75.1% of our total revenues in the third quarter of 2007, compared to 79.7% of our total revenues in the third quarter of 2006. The following table identifies each of our customers that accounted for more than 10.0% of our revenues in any of the three and nine months ended September 30, 2007 and 2006.

	Percentage of Revenues for the Three Months Ended September 30,		Percentage of Revenues for the Nine Months Ended September 30,
	2007	2006	2007	2006
Smart Modular	52%	35%	52%	37%
Micron Semiconductor	*	27%	*	24%

*	Less than 10%

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

International sales of our products accounted for 20.0% of our revenues in the first nine months of 2007, compared to 13.4% of our revenues in the first nine months of 2006, and 18.8% in the third quarter of 2007, compared to 14.7% of our revenues in the third quarter of 2006. No single foreign country accounted for more than 10% of revenues during each of the three and nine months ended September 30, 2007 and 2006. For each of the three and nine months ended September 30, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.0	65.5	69.7	69.4

Gross profit	29.0	34.5	30.3	30.6
Operating expenses:
Sales and marketing	8.9	8.2	9.4	8.1
General and administrative	11.2	4.4	9.5	5.9
Research and development	7.6	4.7	7.8	4.8

Total operating expenses	27.7	17.3	26.7	18.8
Operating income	1.3	17.2	3.6	11.8
Interest income and other	2.4	0.7	2.1	1.0

Income from continuing operations before income taxes	3.7	17.9	5.7	12.8

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Net Revenues. Our revenues were $44.7 million in the third quarter of 2007, compared to $53.8 million in the same period in 2006. Revenues decreased 16.9% in the third quarter of 2007 due primarily to a 37.5% decrease in average sales price, or ASP, from $48 in the third quarter of 2006 to $30 in the third quarter of 2007, partially offset by a 27.1% increase in unit shipments. The decrease in revenues was also due primarily to a 50.7% decline in DRAM product sales, partially offset by a 12.5% increase in Flash memory sales. The decrease in our ASP resulted primarily from a decrease in DRAM component pricing, a new value-add revenue agreement effective on January 1, 2007 with an existing customer that passes through the cost of the DRAM chips and charges the customer only for manufacturing and kitting services, and a shift in product mix to lower-ASP Flash products. During the third quarter of 2007, $2.7 million was not included in revenues and cost of revenues pursuant to Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” The amount of $2.7 million represents the cost of the DRAM chips related to the new value-add revenue agreement. The increase in unit shipments resulted primarily from a 31% increase in Flash memory units shipped. Flash product shipments increased due to an increase in orders from new and existing customers in the third quarter of 2007.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming three months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $35.2 million as of September 30, 2007, compared to $33.4 million as of September 30, 2006. The increase in backlog at September 30, 2007 compared to September 30, 2006 is primarily due to increased orders for our Flash product line in the third quarter of 2007. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $13.0 million in the third quarter of 2007, compared to $18.6 million in the same period in 2006. Gross profit as a percentage of revenues was 29.0% in the third quarter of 2007, compared to 34.5% in the third quarter of 2006. The decrease in gross profit in absolute dollars and as a percentage of revenues in the third quarter of 2007 was due primarily to higher labor and overhead costs and lower revenue during the third quarter of 2007.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.0 million in the third quarter of 2007, compared to $4.4 million in the third quarter of 2006. Sales and marketing expenses as a percentage of revenues were 8.9% in the third quarter of 2007, compared to 8.2% in the third quarter of 2006. The decrease in sales and marketing expenses in absolute dollars was due primarily to lower shipping expenses as a result of a decrease in revenues, partially offset by an increase in payroll costs related to the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe and to support the continued revenue expansion of our Flash products. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $5.0 million in the third quarter of 2007, compared to $2.4 million in the third quarter of 2006. General and administrative expenses as a percentage of revenues were 11.2% in the third quarter of 2007, compared to 4.4% in the third quarter of 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll costs, pre-opening costs related to the establishment of a new facility in Malaysia, global tax structuring, accounting and audit costs, including Sarbanes-Oxley implementation costs, fees and expenses in connection with the purchase price adjustment arbitration with Fabrik, Inc., and legal fees. Fees and expenses related to the purchase price adjustment arbitration with Fabrik, Inc. totaled $868,000, pre-opening general and administrative expenses related to the establishment of the Malaysia manufacturing facility totaled $402,000, global tax structuring costs totaled $153,000 and first year implementation costs related to Sarbanes-Oxley Act Section 404 totaled $41,000 during the third quarter of 2007. Additionally, we received $825,000 in legal settlements that decreased our general and administrative expenses in the third quarter of 2006 related to class action litigation involving predatory pricing practices by certain DRAM vendors. We expect our general and administrative expenses to increase in absolute dollars as our sale unit volumes and revenues grow.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $3.4 million in the third quarter of 2007, compared to $2.5 million in the third quarter of 2006. Research and development expenses as a percentage of revenues were 7.6% in the third quarter of 2007 compared to 4.7% in third quarter of 2006. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our Flash product line, which includes the advancement of high performance solid state drives.

Interest Income and Other. Interest income and other was $1.1 million in the third quarter of 2007 and $397,000 in the third quarter of 2006. Interest income and other is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. The increase in interest income resulted from a higher average cash balance in the third quarter of 2007 compared to the third quarter of 2006. The average cash balance increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to cash proceeds of approximately $43.0 million received from the sale of the assets of our Consumer Division in February 2007.

Provision for Income Taxes. Provision for income taxes decreased from $3.6 million in the third quarter of 2006 to $1.2 million in the third quarter of 2007 due primarily to the decrease in income from continuing operations before income taxes from $9.6 million in the third quarter of 2006 to $1.7 million in the third quarter of 2007. As a percentage of income before provision for income taxes, provision for income taxes increased from 37.7% in the third quarter of 2006 to 69.8% in the third quarter of 2007 due primarily to an increase in foreign losses that are not benefited, which partially offset the benefit from increases in tax-exempt interest income and federal tax credits related to research and development in 2007.

Income from Continuing Operations. Income from continuing operations decreased from $6.0 million in the third quarter of 2006 to $506,000 in the third quarter of 2007. The decrease in income from continuing operations is due primarily to a decrease in revenues and an increase in operating expenses in 2007, partially offset by a decrease in the provision for income taxes in 2007. The increase in operating expenses in 2007 is due primarily to increases in general and administrative expenses and research and development expenses resulting from expansion efforts in Asia and Europe, higher accounting and audit fees, legal fees, fees and expenses incurred in connection with the purchase price adjustment arbitration with Fabrik, Inc., and increased investments in research and development for new Flash products.

Income from Discontinued Operations, Net of Taxes. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income (loss) from discontinued operations, net of taxes decreased from net income of $816,000 in the third quarter of 2006 to $324,000 in the third quarter of 2007.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Net Revenues. Our revenues were $135.6 million in the first nine months of 2007, compared to $141.5 million in the same period in 2006. Revenues decreased 4.1% in the first nine months of 2007 due primarily to a 40.0% decrease in ASP from $55 in first nine months of 2006 to $33 in the first nine months of 2007, partially offset by a 53.1% increase in unit shipments. The decrease in revenues was also due primarily to a 33.5% decline in DRAM product sales, partially offset by a 24.8% increase in Flash memory sales. The decrease in our ASP resulted primarily from a decrease in DRAM component pricing in the first nine months of 2007 compared to the first nine months of 2006, a new value-add revenue agreement effective on January 1, 2007 with an existing customer that passes through the cost of the DRAM chips and charges the customer only for manufacturing and kitting services, and a shift in product mix to lower-ASP Flash products. During the first nine months of 2007, $5.2 million was not included in revenues and cost of revenues pursuant to Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” The amount of $5.2 million represents the cost of the DRAM chips related to the new value-add revenue agreement. The increase in unit shipments resulted primarily from a 52.1% increase in Flash memory units shipped. Flash product shipments increased due to an increase in orders from new and existing customers in the first nine months of 2007.

Gross Profit. Our gross profit was $41.1 million in the first nine months of 2007, compared to $43.3 million in the same period in 2006. Gross profit as a percentage of revenues was 30.3% in the first nine months of 2007, compared to 30.6% in the first nine months of 2006. Gross profit as a percentage of revenue in the first nine months of 2007 decreased due primarily to an increase in inventory write-downs from $1.4 million for the nine months ended September 30, 2006 to $2.2 million for the nine months ended September 30, 2007. Inventory write-downs increased as a result of higher excess quantities of inventory and decreasing DRAM component pricing in the current year.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $12.7 million in the first nine months of 2007, compared to $11.4 million in the first nine months of 2006. Sales and marketing expenses as a percentage of revenue were 9.4% in the first nine months of 2007, compared to 8.1% in the first nine months of 2006. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to an increase in commissions paid and shipping expenses as a result of an increase in units shipped, the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities. General and administrative expenses were $12.9 million in the first nine months of 2007, compared to $8.4 million in the first nine months of 2006. General and administrative expenses as a percentage of revenues were 9.5% in the first nine months of 2007, compared to 5.9% in the first nine months of 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll costs, pre-opening costs related to the establishment of a new facility in Malaysia, global tax structuring, accounting and audit costs, including Sarbanes-Oxley implementation costs, fees and expenses in connection with the purchase price adjustment arbitration with Fabrik, Inc., and legal fees. Pre-opening general and administrative expenses related to the establishment of the Malaysia manufacturing facility totaled $1.0 million, fees and expenses related to the purchase price adjustment arbitration with Fabrik, Inc. totaled $868,000, global tax structuring costs totaled $424,000 and first year implementation costs related to Sarbanes-Oxley Act Section 404 totaled $129,000 for the first nine months of 2007. Additionally, we received $825,000 in legal settlements that decreased our general and administrative expenses in the third quarter of 2006 related to class action litigation involving predatory pricing practices by certain DRAM vendors. We expect our general and administrative expenses to increase in absolute dollars as our sale unit volumes and revenues grow.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $10.6 million in the first nine months of 2007, compared to $6.7 million in the first nine months of 2006. Research and development expenses as a percentage of revenues were 7.8% in the first nine months of 2007 compared to 4.8% in first nine months of 2006. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our Flash product line which includes the advancement of high performance solid state drives.

Interest Income and Other. Interest income and other was $2.8 million in the first nine months of 2007 and $1.4 million in the first nine months of 2006. Interest income and other is comprised primarily of interest earned on our cash, cash equivalents and marketable securities. The increase in interest income resulted from a higher average cash balance in the first nine months of 2007 compared to the first nine months of 2006. The average cash balance increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to cash proceeds of approximately $43.0 million received from the sale of the assets of our Consumer Division in February 2007.

Provision for Income Taxes. Provision for income taxes decreased from $6.8 million in the first nine months of 2006 to $3.5 million in the first nine months of 2007 due primarily to the decrease in income from continuing operations before provision for income taxes from $18.1 million in the first nine months of 2006 to $7.7 million in the first nine months of 2007. As a percentage of income before provision for income taxes, provision for income taxes increased from 37.3% in the first nine months of 2006 to 44.7% in the first nine months of 2007 due primarily to an increase in foreign losses that are not benefited, which partially offset the benefit from increases in tax-exempt interest income and federal tax credits related to research and development in 2007.

Income from Continuing Operations. Income from continuing operations decreased from $11.4 million in the first nine months of 2006 to $4.3 million in the first nine months of 2007. The decrease in income from continuing operations is due primarily to an increase in operating expenses in 2007, partially offset by a decrease in the provision for income taxes in 2007. The increase in operating expenses in 2007 is due primarily to expansion efforts in Asia and Europe, higher accounting and audit fees, legal fees, fees and expenses incurred in connection with the purchase price adjustment arbitration with Fabrik, Inc., and increased investments in research and development for new Flash products.

Income from Discontinued Operations, Net of Taxes. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations, net of taxes increased from $996,000 in the first nine months of 2006 to $4.6 million in the first nine months of 2007 due primarily to the gain of sale, net of taxes, of $4.7 million in 2007.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of September 30, 2007, we had working capital of $144.7 million, including $105.2 million of cash and cash equivalents, compared to working capital of $147.6 million, including $40.9 million of cash and cash equivalents as of December 31, 2006 and working capital of $131.1 million, including $37.8 million of cash and cash equivalents as of September 30, 2006. Current assets were 7.3 times current liabilities at September 30, 2007, compared to 4.6 times current liabilities at December 31, 2006, and 3.8 times current liabilities at September 30, 2006.

Cash Provided by (Used in) Operating Activities for the Nine Months Ended September 30, 2007 and 2006

Net cash provided by operating activities was $37.3 million for the nine months ended September 30, 2007 and resulted primarily from a $5.0 million decrease in accounts receivable, net of allowances, a $21.0 million decrease in inventory, net of reserves, income from continuing operations of $4.3 million, depreciation and amortization of $3.3 million, and cash flows provided by discontinued operations of $7.2 million, partially offset by a $4.8 million decrease in accounts payable. Accounts receivable, net of allowances, decreased primarily due to lower sales in the third quarter of 2007 compared to the fourth quarter of 2006. Inventory, net of reserves, decreased primarily due to less purchases of inventory in the third quarter of 2007 as the result of vendor required last time buys on certain inventory items in late 2006 which supported customer demand through the third quarter of 2007 and an increase in inventory reserves in the third quarter of 2007. Also the Company focused on increasing inventory turns in the third quarter of 2007. Inventory write-downs increased from $1.4 million for the nine months ended September 30, 2006 to $2.2 million for the nine months ended September 30, 2007 primarily due to an increase in excess quantities of inventory and decreased DRAM component pricing. The cash provided by discontinued operations of the Consumer Division for the nine months ended September 30, 2007 was primarily due to working capital changes and $4.6 million of income from discontinued operations. Accounts payable decreased as a result of lower inventory purchases for the three months ended September 30, 2007 compared to the three months ended December 31, 2006.

Net cash used in operating activities was $26.5 million for the nine months ended September 30, 2006 and resulted primarily from a $16.4 million increase in accounts receivable, net of allowances, a $17.7 million increase in inventory, net of reserves, cash flows used in discontinued operations of $23.7 million, partially offset by income from continuing operations of $11.4 million, $15.0 million increase in accounts payable, and depreciation and amortization of $3.1 million. Accounts receivable, net of allowances, increased primarily due to an increase in sales for the Flash product line orders. Accounts payable increased as a result of higher inventory purchases related to the increase in sales as noted above. The cash used in discontinued operation of the Consumer Division for the nine months ended September 30, 2006 was primarily due to working capital changes.

Cash Provided by (Used in) Investing Activities for the Nine Months Ended September 30, 2007 and 2006

Net cash provided by investing activities was $18.7 million for the nine months ended September 30, 2007 resulting primarily from $43.0 million in cash received in connection with the sale of the assets of our Consumer Division in February 2007, partially offset by $24.5 million in purchases of furniture, fixtures and equipment. The purchases of furniture, fixtures and equipment related primarily to production equipment for the United States and Malaysia locations. Net cash used in investing activities for the nine months ended September 30, 2006 was $4.4 million, attributable to cash consideration of $500,000 paid for the acquisition of a division of Integrated Circuit Solution Incorporation in January 2006 and $3.9 million in purchases of furniture, fixtures and equipment.

As of September 30, 2007, we have made capital expenditures of approximately $16.3 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $20 million over the next 4 years ending December 31, 2011. We expect that the substantial majority of these estimated investments will relate to our Malaysian facility.

Cash Provided by Financing Activities for the Nine Months Ended September 30, 2007 and 2006

Net cash provided by financing activities was $8.3 million for the nine months ended September 30, 2007 and resulted from $6.0 million in proceeds realized from the exercise of stock options and $2.3 million tax benefit from employee stock option exercises. Net cash provided by financing activities was $8.7 million for the nine months ended September 30, 2006 and resulted from $6.7 million of proceeds realized from the exercise of stock options and a $2.0 million tax benefit from employee stock option exercises.

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

Contractual Obligations and Off Balance Sheet Arrangements

Set forth in the table below is our estimate of our significant contractual obligations at September 30, 2007 (in thousands). We do not have off-balance sheet financing arrangements as of September 30, 2007.

	Payment due by period
		Less than			More than
Contractual Obligation	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$6,202	$787	$1,316	$1,200	$2,899
Non-cancelable capital equipment purchase commitments	1,069	1,069	—	—	—
Non-cancelable inventory purchase commitments	20,256	20,256	—	—	—
Other non-cancelable purchase commitments	334	334	—	—	—

Total	$27,861	$22,446	$1,316	$1,200	$2,899

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first nine months ended September 30, 2007 and 2006.

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

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Sales and marketing incentives, which amounted to $436,000 and $570,000 for each of the three months ended September 30, 2007 and 2006, respectively, were offset against revenues. Sales and marketing incentives, which amounted to $1.0 million and $1.2 million for each of the nine months ended September 30, 2007 and 2006, respectively, were offset against revenues.

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

At September 30, 2007, our cash and cash equivalents were $105.2 million invested in money market and other interest bearing accounts.

We invest frequently in marketable securities, such as auction rate securities; however, at September 30, 2007, our investment in marketable securities was $0. We typically liquidate our position in marketable securities before each quarter-end.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $1.1 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of September 30, 2007 were as follows:

	Expected Maturity Date
	Before October 1, 2008	Thereafter	Total	Fair Value 9/30/07
Investments
Cash and cash equivalents:
Money Market Funds	$105,223,000	$0	$105,223,000	$105,223,000
Weighted average interest rate	4.20%		4.20%	4.20%
Total cash and cash equivalents	$105,223,000	$0	$105,223,000	$105,223,000
Weighted average interest rate	4.20%		4.20%	4.20%

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

(a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d –15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001, against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against us, an estimate of potential damages, if any, would be premature and speculative. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. As of September 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Plaintiff seeks restitution, disgorgement, compensatory damages and injunctive relief and attorneys’ fees. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. Also, we have notified all of the suppliers who have supplied us with the hard drives involved, since we believe that those suppliers have a legal duty to indemnify us in the event that we have to pay any damages. There can be no assurance, however, that any of our suppliers will indemnify us for any damages resulting from this lawsuit. Our insurance company has denied our claim for coverage. We continue to pursue all available remedies against our insurance carrier and suppliers. As of September 30, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to estimate a liability and determine a final outcome.

Napster Lawsuit

On February 14, 2006, we filed a lawsuit against Napster, LLC, a licensor, in the Superior Court for the State of California, County of Los Angeles, alleging breach of contract and fraud and demanding monetary damages. On March 2, 2007, Napster filed a cross-complaint against us for breach of contract, fraud, and other claims and demanding monetary damages and specific performance. The cross-complaint was also filed against Fabrik, Inc. and alleges that Fabrik is a successor to the contract in dispute as a result of Fabrik’s purchase of the assets of our Consumer Division in February 2007. On September 10, 2007, the parties entered into a settlement agreement whereby the parties agreed to dismiss with prejudice all claims and demands. As part of the settlement, Napster agreed to make a one-time, lump-sum payment to us. This amount was received during the third quarter of 2007 and recorded as income from discontinued operations. This settlement is a complete and amicable resolution and should not be construed as an admission by any of the parties to this litigation of any wrongdoing

We are not currently involved in any other material legal proceedings. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and we intend to contest them vigorously.

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

Prior to the divesture of our Consumer Division in February 2007, we sold memory and external hard drive storage solutions through our Consumer Division to retail customers and sold memory solution through our OEM Division to OEM customers. We are now focused on, and expect to spend significant resources to grow, our business in the OEM market for customized memory solutions based on Flash memory and DRAM technologies. As a result of the divestiture of our Consumer Division, we have a less diversified customer base and our future success will be dependent on our ability to grow our OEM business. In addition, our focus on a single market—the OEM market—means that the seasonality and cyclicality of this market will have a greater impact on our operations and revenues than in previous years when we concentrated on the consumer and OEM markets. There can be no assurance that our focus on the OEM market will be successful or that the resources we commit to grow our OEM business will result in future profitability or market acceptance of our business or products. Our failure to grow our OEM business will harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our revenues. We have no long-term contracts with our customers. Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. We expect that the divestiture of our Consumer Division in February 2007 will not change our future dependence on a limited number of customers for a significant portion of our revenues and, in fact, may exacerbate our dependence since all of our revenues will be derived from our OEM Division. Our ten largest customers accounted for an aggregate of 75.1% and 72.7% of our revenues in the three and nine months ended September 30, 2007, respectively, compared to 79.7% and 78.8% or our revenues in the three and nine months ended September 30, 2006, respectively. Smart Modular has accounted for more than 50% of our revenues for the three and nine months ended September 30, 2007. The following table sets forth certain information about each of our customers that accounted for more than 10.0% of our revenues in any of the three and nine months ended September 30, 2007 and 2006.

	Percentage of Revenues for the Three Months Ended		Percentage of Revenues for the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Smart Modular	52%	35%	52%	37%
Micron Semiconductor	*	27%	*	24%

*	Less than 10%

Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, such as Smart Modular, could harm our business, financial condition and results of operations.

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

Our customers qualify the DRAM ICs of our suppliers for use in their systems. If one of our suppliers should experience quality control problems, it may be disqualified by one or more of our customers. This would disrupt our supplies of DRAM ICs and reduce the number of suppliers available to us, and may require that we qualify a new supplier.

Our customers qualify specific Flash and DRAM ICs that are components in our products as part of the product qualification process. If any of our suppliers experience quality control problems with a specific IC that was previously qualified by our customers, our products that utilize that IC may be disqualified by one or more of our customers. This would disrupt our supply of Flash or DRAM ICs, reduce the number of suppliers available to us and adversely affect our ability to fulfill our customers’ product orders. Further, we may be required to qualify a new supplier’s IC, which could negatively impact our revenues during the new qualification process. There can be no assurance that we would be able to find and successfully qualify new suppliers in a timely manner or obtain ICs from new suppliers on commercially reasonable terms.

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

We may also seek to develop products with new standards for our industry. It will take time for these new standards and products to be adopted, for customers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by customers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful.

Our efforts to expand our business internationally may not be successful and may expose us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, Germany, Italy, Hong Kong, Japan, Malaysia, the Netherlands, Taiwan and the United Kingdom.

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

Establishing operations in a foreign country or region presents numerous risks, including:

•	foreign laws and regulations, which may vary country by country, may impact how we conduct our business;

•	higher costs of doing business in certain foreign countries, including different employment laws;

•	difficulty protecting our intellectual property rights from misappropriation or infringement;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	political or economic instability;

•	changes in import/export duties;

•	necessity of obtaining government approvals;

•	trade restrictions;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis or at all;

•	taxes;

•	longer payment cycles and foreign currency fluctuations; and

•	seasonal reductions in business activity in some parts of the world, such as Europe.

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

The total costs we incurred in connection with the Company’s preparation to comply with Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $250,000 during the first nine months of 2007. Although it is not yet possible to quantify at this time, we expect to incur additional expenses, including higher audit and legal fees, in the fourth quarter of 2007 related to our Sarbanes-Oxley Act compliance activities.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 50% of our outstanding common stock at September 30, 2007 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 18.8% and 20.0% of our revenues for the three and nine months ended September 30, 2007, respectively, compared to 14.7% and 13.4% of our revenues for the three and nine months ended September 30, 2006, respectively. No single foreign country accounted for more than 10.0% of our revenues in each of the three and nine months ended September 30, 2007 and 2006. For the three and nine months ended September 30, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

On May 22, 2007 we announced that our board of directors authorized the expansion of our then-existing $10 million stock repurchase program (previously announced in July 2006) to $60 million and our adoption of a written purchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the purchase of shares under the expanded stock repurchase program. Purchases will be based upon guidelines and parameters specified in the 10b5-1 plan, including with respect to price and volume, through open market transactions. There is no guarantee as to the exact number of shares that will be purchased under the stock repurchase program. The Rule 10b5-1 plan expires on the earlier of November 18, 2008, the date on which $60 million in purchases are completed or the occurrence of other specified events. We may also discontinue purchases at any time. As of September 30, 2007, we have not purchased any shares of our common stock under this share repurchase program.

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

STEC, INC.,
a California corporation

Date: November 13, 2007	/s/ DAN MOSES
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