Form 10-K
period 2007-12-31
STEC, INC.
filed 2008-03-17
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $165,608,821 (based upon the last closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Market as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2008, there were approximately 49,814,886 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

We own or have rights to product names and trademarks that we use in conjunction with the sale of our products, including but not limited to IC Tower®, Mach8 ®,Mach8IOPS® , Postage Stamp™, Single Chip Drive TM, Zeus and Zeus IOPS.

PART I.

ITEM 1.	BUSINESS

Overview

STEC, Inc. (including our subsidiaries, referred to collectively in this Report as “STEC”, “we”, “our” and “us”) designs, develops, manufactures and markets custom memory solutions based on Flash memory and Dynamic Random Access Memory (“DRAM”) technologies. Incorporated in California in March 1990 and headquartered in Santa Ana, California, we specialize in developing high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments and high-density DRAM modules. We offer a comprehensive product line used by original equipment manufacturers (“OEMs”). Prior to the divestiture of our Consumer Division in February 2007, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory, DRAM technologies and external storage solutions used in consumer electronics applications. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations of Consumer Division” for additional information about the divestiture of our Consumer Division.

We sell primarily customized memory solutions for newly-manufactured systems, with most sales based on a cooperative design effort between our design engineers and our OEM customers. We believe the ability of these equipment manufacturers to shorten product development cycles and accelerate time-to-market is critical to their success. In response to this trend, we believe equipment manufacturers are increasingly outsourcing the design, development and manufacturing of memory products to third-party memory providers, such as STEC. We believe our design, manufacturing, testing and logistics expertise, along with our proprietary technologies, enable us to respond quickly to our customers’ rapidly changing product and service requirements and meet their time-to-market schedules.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our ZeusIOPS, Mach8IOPS and Mach8 family of solid state drives (“SSD”) for enterprise applications;

•	Targeting new customers for our value-add OEM DRAM solutions; and

•	Expanding our international OEM business in Asia and Europe.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware. We expanded our OEM Flash design capabilities and sales and marketing infrastructure through our acquisition in July 2005 of Memtech SSD, Corporation, a provider of ultra-rugged and reliable solid state Flash drives. The acquisition highlighted our continuing commitment to the OEM Flash market and enabled us to create one of the most comprehensive offerings of solid state drives and other Flash-based solutions for industrial and military applications. In January 2006, we acquired substantially all of the assets of the Flash controller group of the logic division of Integrated Circuit Solution Incorporation, a Taiwanese company, adding a team of engineers specializing in Flash controller design. In October 2006, we acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance, high throughput NAND Flash-based solid state drives. This acquisition has enabled us to offer products that address the enterprise storage and video on demand (“VoD”) market’s rapidly increasing need for high throughput Flash-based drive solutions. We believe that our continued investment in our OEM Flash capabilities will positively impact the future growth of our OEM Flash revenues.

As noted above, a major area of our OEM Flash-based product investment has been focused on SSD technology. We believe the advantages of SSD technology are currently being defined in at least four distinct market segments. First, where ultra-high throughput solutions are sought, SSDs provide enormous and measurable performance advantages and cost savings over alternative hard drive products in enterprise storage and VoD applications. Second, where “ruggedized” drive solutions are critical for data retention, SSDs provide unparalleled durability in military and industrial applications. Third, where storage solutions are sought for their endurance, such as in blade server applications, SSDs provide high reliability alternatives to existing rotating hard disk drive (“HDD”) solutions. And finally in the early adoption PC, mobile computing and consumer-related markets that require low-costs and small form factors, the cost-benefit comparison to traditional HDD solutions will become increasingly compelling as Flash prices decline. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to develop over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

OEM Flash product revenue increased 144% from $37.6 million in 2005 to $91.7 million in 2006, and increased 20.2% from $91.7 million in 2006 to $110.2 million in 2007. We expect our continued investments in OEM Flash custom design capabilities and controller development to result in sustained revenue growth from our OEM Flash product line in 2008.

OEM Flash product gross margins were significantly higher than OEM DRAM product gross margins in all periods presented.

We offer both monolithic DRAM modules as well as DRAM modules based on our stacking technology. Prior to 2005, a substantial portion of our OEM DRAM business had been comprised of stacked DRAM modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM modules.

DRAM product revenue increased from $90.0 million in 2005 to $122.5 million in 2006. In 2007, our OEM DRAM module revenue decreased to $71.0 million.

We continue to make progress toward one of our long-term revenue growth initiatives to expand our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, Germany, Italy, Hong Kong, Japan, Malaysia, Taiwan and the United Kingdom in order to build the necessary infrastructure to support product development and revenue growth in those geographic regions. We have also completed construction of a 210,000 square foot manufacturing facility in Malaysia that, over time, is expected to serve as a major hub for our international operational activities including manufacturing, sales and marketing, procurement and logistics.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 72.8% of our total revenues in 2007, compared to 80.9% of our total revenues in 2006. The following table identifies each of our customers that accounted for more than 10.0% of our revenues in any of the three years ended December, 2007, 2006 and 2005.

	Year Ended December 31,
	2007 % of Revenues	2006 % of Revenues	2005 % of Revenues
SMART Modular	50.1%	37.3%	37.6%
Micron Semiconductor	*	24.9%	28.9%

*	Less than 10%

Industry Background

The memory market can be divided into several types of integrated circuit (“IC”), devices that are designed to perform specific functions within computer and other electronic devices or systems. Two of the major types of memory products are Flash and DRAM. Flash is considered non-volatile memory since it is able to retain data without a power source. Since DRAM requires a constant power supply to retain data, it is considered volatile memory. DRAM has historically dominated the memory industry in terms of market size and scale of production and continues to be one of the highest volume semiconductors manufactured today. In recent years, the memory market has expanded to include Flash due to the proliferation of consumer electronic devices designed to allow increasing user mobility. The growth in shipments of these consumer electronic devices and their unique and expanding storage requirements have led to the increased demand for Flash memory products.

The Flash memory industry is divided into two primary segments: data storage, or NAND, and code storage, or NOR. Data storage Flash products are commonly used for storing large volumes of data in small form factor or in environments characterized by high levels of shock, vibration or temperature fluctuation. In contrast, code storage Flash products are typically used in less memory-intensive applications. Data storage Flash products are used primarily to store digital content such as pictures, digital music, video clips and data in consumer electronic devices such as consumer electronic devices, networking equipment, servers, industrial applications, military applications, casino gaming equipment and voting machines. The demand for these consumer electronic devices has grown rapidly. In addition, these consumer electronic devices have become smaller in size while requiring increasing amounts of memory which is driving the demand for high-density, small form factor Flash memory solutions. In 2005, 2006 and 2007, substantially all of our Flash product revenues were derived from the sale of data storage Flash products. Flash memory is noiseless, considerably lighter, more rugged, free of mechanical moving parts and consumes substantially less power than a rotating disk drive. These characteristics also make Flash drives a better storage alternative than rotating disk drives in extreme environments such as those often found in the military, aerospace, industrial and communication applications. As the price of Flash components declines, we expect that the replacement of mechanical hard disk drives with Flash memory storage will become more compelling for OEM applications.

The growth in the DRAM industry is driven by unit growth in the markets for PCs, high-performance workstations, servers, switches, routers and the Internet infrastructure. In addition, DRAM growth is fueled by an increasing amount of memory content used in these systems.

The Flash and DRAM supply chain consists of numerous participants including semiconductor manufacturers, third-party module and card manufacturers and a variety of distributors and mass market retailers who sell to end-users. Major memory semiconductor manufacturers have focused primarily on large volume opportunities, producing open-standard modules and cards as base-level memory for the leading OEMs of desktops and notebooks, digital cameras, cell phones and other mass markets. We believe the increasing complexity of computing systems as well as the demands placed on them has caused OEMs to rely increasingly on third-party design and manufacturing of custom memory products in which open-standard modules and cards are not adequate.

The STEC Solution

STEC designs, manufactures and markets a comprehensive line of memory and storage products used in high-performance computing, military and aerospace systems, networking and communications and other OEM applications. Prior to the divestiture of our Consumer Division, we also offered products used in consumer electronics applications.

Product Features

The key features of our products include:

•	High degree of customization. Products sold to our OEM customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•

High density. Our patented stacking technology allows us to design and manufacture Flash products and DRAM products in which multiple memory chips are stacked together to increase the capacities of memory modules without increasing the product footprint. In some cases, our IC Tower and Postage Stamp stacking memory technology allows us to create a high capacity solution that is otherwise not currently available in the market using standard modules, and in other cases it allows us to provide the same capacity as a standard module at a lower price point.

•

Compact size. We are able to manufacture high-density Flash and DRAM products with some of the smallest footprints in the market. As component chips increase in capacity, we are able to increase density in the same footprint.

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

OEM Division

We are a global design and manufacturing company focused on customized OEM Flash and DRAM solutions for a broad spectrum of system platforms, with most sales based on a cooperative design effort between our design engineers and our OEM customers. We offer our OEM customers a comprehensive technology solution from concept to design to the creation of prototypes through volume production and testing.

Solid State Drive/Flash Products

Our SSD products are used in a wide range of applications, all of which demand high-reliability, high-capacity, and/or high performance. At the heart of each STEC SSD/Flash product is a controller designed by STEC for the rigors of demanding OEM applications, offering industry-leading performance, reliability and flexibility.

We offer a broad line of SSD products in various form factors and capacities, including:

ZeusIOPS Solid State Drive. STEC ZeusIOPS Solid State Drives are elite high performance enterprise-class data storage solutions. Built for speed, the ZeusIOPS is over two hundred times faster at random I/O than standard disk drives. One ZeusIOPS drive can replace multiple hard drives or eliminate the need to purchase additional servers to overcome performance bottlenecks, resulting in reduced cost, energy and space requirements.

Zeus Solid State Family. STEC’s Zeus Solid State Drives are rugged, high-capacity, and high-throughput memory and mass storage solutions for mission-critical systems. Our solid state drives are designed to meet the data storage requirements of a wide range of industries, including the defense and aerospace, automotive and transportation, industrial, and communications industries. They are drop-in replacements for traditional hard drives, offering superior performance in system platforms that require sustained operation in harsh environments, low-power consumption, content security, fast data transfer speeds, and high-capacity storage. Zeus Solid State Drives are available with ATA Serial ATA and Fibre Channel interfaces.

MACH8IOPS. STEC’s MACH8IOPS Solid State Drives are a small form factor, high throughput storage solution for mission-critical systems in a variety of industries. MACH8IOPS SSDs incorporate our proprietary eight-channel ASIC controller which delivers significant improvements over enterprise class hard disk drives in terms of data access, data throughput and improved power consumption. The MACH8IOPS SSDs are ideal for enterprise servers that expose drives to challenging workloads typified by randomly mixed reads and writes under rigorous workloads.

MACH8. STEC’s MACH8 Solid State Drives are a small form factor, high throughput and storage solution. Notebook computers and portable media players are among the applications that benefit from SSDs due to their need for cost-effective SSDs which also provides reduced power consumption, reduced weight and improved reliability. MACH8 SSDs are available in 2.5” with capacity up to 512GB (in 15mm) and 256GB (in 9.5mm) and 1.8” up to 128GB (in 7mm) and 64GB (in 5mm). This product also contains advanced ECC and Flash management technology to enable the right levels of data integrity and extended life for SSDs used in notebooks.

MACH1 Product Family:

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

CompactFlash Memory. CompactFlash products provide full PC Card AT Attachment, or ATA, functionality, but are only one-fourth the size of a standard PC Card. CompactFlash memory cards are characterized by their small size, durability, low power consumption, and the ability to operate at either 3.3 volts or 5.0 volts. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter, thus making CompactFlash widely used by a variety of applications.

Flash Modules. Our Flash module products target embedded systems where device footprint is a critical parameter. There is no electrical circuitry or software interface change required when replacing a standard hard drive with a Flash disk module. The main benefit of Flash disk modules is that they are easier to incorporate into designs because they are less than one-quarter the size of a 2.5-inch hard drive and they plug directly into the motherboard, thereby eliminating the need for cables. Specifically, the product line is available in IDE (iFDM—40-pin, 44-pin) and USB (UFM) interfaces.

Secure Digital Memory Cards. STEC Secure Digital (“SD”) Flash Memory Cards are small, removable and non-volatile flash memory with a high performance interface. Available in large capacities, STEC Industrial Grade SD cards are extremely reliable, durable and can handle extreme temperatures in a small space. STEC SD cards achieve fast write speeds and are manufactured with built-in ECC hardware. STEC’s manufacturing process and test methodology make the cards even more robust, enabling excellent performance at extreme temperature conditions.

MMCPlus Memory Cards. STEC MMCPlus Flash memory cards offer extended reliability and high performance in a small form factor and are fully compliant to the MMCPlus and SPI standard, making them compatible with thousands of today’s electronic devices. STEC provides rigorous bill of material control as an additional guarantee for the customer, providing long term product stability.

USB Flash Drive. Built upon a proprietary Flash controller technology, and ranging in capacity from 128MB to 4GB, the STEC USB Flash Drive (“UFD”) couples convenience and portability with performance and reliability. Advanced OEM features include endurance for industrial operating conditions, laser-etched manufacturing information including a unique serial number, a high-ESD rated enclosure, and password-protected secure partitioning.

Single Chip Drive (SCD). Available with a USB 2.0 or IDE interface, the Single Chip Drive™ (“SCD”) is a small form factor, solid-state Flash disk with no moving parts. Using STEC’s patented IC Tower® Stacking Technology, SCDs are available in the highest capacities in the industry. The standard USB or IDE interface provides designers with a true plug-n-play storage device, allowing for short design cycles and fast time to market.

DRAM Products

We offer a full range of DRAM products, including dual in-line memory modules (“DIMMs”), small-outline DIMMS (“SODIMMs”), mini-registered DIMMs (“mini-RDIMMs”), very low profile (“VLP RDIMMs”) and Fully-Buffered DIMMs (“FB-DIMMs”). Our DRAM products are used in higher performance computing, communications, and industrial applications. Our standard DRAM products are available in various memory module form factors and with densities of up to 8GBs. We also offer many of these products utilizing different DRAM architectures such as FB-DIMM, DDR, DDR2, DDR3 and SDRAM.

Stacked DRAM and Flash Products

IC Tower stacked components. Our patented IC Tower® semiconductor stacking technology enables the manufacturing of high capacity memory products. We offer a wide selection of stacked components for both thin small outline package (“TSOP”) and ball grid array (“BGA”) semiconductor packages for use on memory modules and within our high capacity Flash products. This technology is used in complex, high-capacity module designs and systems. It provides a cost effective solution for our customers by offering chip densities that are less expensive than non-stacked components on a per megabyte (“MB”), basis.

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

DRAM modules and Flash products with stacked components. We have a range of custom and application-specific stacked DRAM modules across multiple DIMM form factors in capacities up to 16GB. Our stacked DRAM products are used primarily in high-performance servers, workstations, switches and routers, and other custom systems. We offer many of these modules utilizing different DRAM architectures such as double data rate(“DDR”), and DDR2, and synchronous DRAM(“SDRAM”). Our stacked Flash products are used primarily in embedded systems.

Research and Development

Our research and development staff develop reliable, high-performance and cost-effective memory products to address the needs of traditional and emerging memory applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consisted of 118 persons as of December 31, 2007, works closely with our OEM customers and provides services throughout the production cycle, including component selection, schematic design, layout, manufacturing and test engineering expertise. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our OEM customers’ custom design requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our design library. Our design library consists of over 1,000 designs that are available for a wide variety of custom and open-standard product configurations. In recent years, we have focused on designing and developing custom, industrial-grade Flash controllers. In response to the growth in Flash-based applications, we are focusing on new Flash solutions that provide improved storage capacities, higher-speed read and write capabilities, smaller sizes and new interfaces. In January 2006, we purchased certain fixed assets and intellectual property and hired 18 engineers from a Flash controller design company in Taiwan. In October 2006, we acquired substantially all of the assets of Gnutek Ltd., a privately-held company based in the United Kingdom that designs and develops high-performance NAND Flash-based solid state drives. We plan to continue to invest in and expand our custom industrial-grade Flash controller portfolio in future years in order to maintain our leadership position in the OEM Flash market.

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

Research and development expense was $15.0 million, $10.1 million and $6.4 million for the three years ended December 31, 2007, 2006, and 2005, respectively.

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

Customers

We have no long-term sales contracts with our customers. Our OEM Division markets our products to OEMs and OEM distributors, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Our ten largest customers accounted for an aggregate of 72.8%, 80.9% and 85.1% of our total revenues in 2007, 2006 and 2005, respectively. SMART Modular accounted for 50.1% of our total revenues in 2007, 37.3% of our total revenues in 2006, and 37.6%, of our total revenues in 2005. As of December 31, 2007, 2006 and 2005, approximately 49.5%, 42.2% and 52.8% of accounts receivable were concentrated with two customers, respectively. SMART Modular and EMC accounted for 31.1% and 18.4%, respectively of accounts receivable as of December 31, 2007.

OEM Division

In 2007, our OEM Division sold to more than 386 customers, comprised of direct sales and sales through OEM distributors and contract manufacturers that incorporate our products into systems they assemble for our OEM Division customers. We define our OEM Division customers as OEMs that have purchased our products directly or ordered our products from OEM distributors and contract manufacturers. Our OEM Division customers make the purchasing decisions on substantially all of the products we sell through OEM distributors and contract manufacturers.

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

International sales of our products accounted for $36.8 million or 19.5%, $27.5 million or 12.7%, and $13.4 million or 10.4% of our total revenues in 2007, 2006 and 2005, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2007, 2006 and 2005. Substantially all of our international sales are export sales, which are shipped from our domestic facility to foreign customers. For additional information regarding our international sales, see “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Sales and Marketing

Our OEM Division uses an internal direct sales force complemented by an external sales force of manufacturers’ representatives and OEM distributors for sales to OEM Division customers in the United States and internationally. We pursue our customer base on both a geographic and account-specific basis. We believe these combined sales forces have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a larger number of OEM customers. In addition, as part of our sales and marketing efforts, our experienced application engineers work closely with our OEM Division customers’ engineering teams in designing our products into their systems.

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

Competition

We conduct business in an industry characterized by competition, rapid technological change, evolving industry standards, declining average sales prices and product obsolescence. Our primary competitors for SSD/Flash products include: Seagate, SanDisk, Toshiba, Western Digital, Intel and Samsung; and for DRAM products include: SMART Modular and Micron. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers.

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

Suppliers

IC devices represent more than 80% of the component costs of our manufactured Flash cards and DRAM modules. We purchase these IC devices from a small number of suppliers. In 2007, our significant suppliers of IC devices included:

Flash IC Device Suppliers	DRAM IC Device Suppliers
• Samsung	• Micron
• Qimonda
• Samsung

We are dependent on a small number of suppliers to supply Flash and DRAM IC devices. We have no long-term Flash or DRAM device supply contracts. We periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung supplies substantially all of the IC devices used in our Flash memory products. In addition, Micron, Qimonda and Samsung currently supply substantially all of the DRAM IC devices used in our DRAM products. For risks associated with our supplier relationships, see “Risk Factors—Our dependence on a small number of suppliers for integrated circuit, or IC, devices and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

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

Backlog

Sales of our memory products and storage solutions are made under short-term cancelable orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $13.7 million as of December 31, 2007 and $16.3 million as of December 31, 2006. Our backlog has decreased due to a new consignment sales arrangement with our largest customer in the fourth quarter of 2007. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2008, we owned 22 U.S. patents and 45 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. License fees related to the license of our intellectual property and our license of third party intellectual property were nominal for all periods presented in this report. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents which may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

Employees

As of December 31, 2007, we had 611 full-time employees, consisting of 364 in manufacturing (including test, quality assurance and material management), 66 in sales and marketing, 63 in finance and administration and 118 in design and product development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are satisfactory.

Available Information

Our Internet address is www.stec-inc.com. We make available on our website, free of charge, our filings made with the SEC electronically, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to those filings. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

These reports, and any amendments to them, are also available at the internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330

We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website. We may post amendments to or waivers of the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer and product revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Expenses associated with the start up of new operations or divisions.

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

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

Prior to the divesture of our Consumer Division in February 2007, we offered memory and external hard drive storage solutions through our Consumer Division to retail customers and OEM Division to OEM customers. We are now focused on, and expect to spend significant resources to grow, our business in the OEM market for customized memory solutions based on Flash memory and DRAM technologies. As a result of the divestiture of our Consumer Division, we have a less diversified customer base and our future success will be dependent on our ability to grow our OEM business. In addition, our focus on a single market—the OEM market—means this market will have a greater impact on our operations and revenues than in previous years when we concentrated on the consumer and OEM markets. There can be no assurance that our focus on the OEM market will be successful or that the resources we commit to grow our OEM business will result in future profitability or market acceptance of our business or products. Our failure to grow our OEM business will hurt our reputation and harm our business, financial condition and results of operations.

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

Our ten largest customers accounted for an aggregate of 72.8% of our total revenues in 2007, 80.9% of our total revenues in 2006, and 85.1% of our total revenues in 2005.

The following table sets forth certain information about each of our customers that accounted for more than 10.0% of our total revenues in 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	% of Revenues	% of Revenues	% of Revenues
SMART Modular	50.1%	37.3%	37.6%
Micron Semiconductor	*	24.9%	28.9%

*	Less than 10%

Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers, such as SMART Modular, could harm our business, financial condition and results of operations.

Ineffective management of inventory levels or product mix, order cancellations, product returns and inventory write-downs could adversely affect our results of operations.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $2.5 million in 2007, $2.1 million in 2006 and $622,000 in 2005.

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

In addition, we have invested a significant amount of capital to build a 210,000 square foot manufacturing facility in Malaysia that became operational in January 2008. Over time, we intend for this facility to serve as a major hub for our Asia operational activities including manufacturing, sales and marketing, procurement, and logistics. Integrating these operations into our global infrastructure is going to present challenges for both the local and corporate management teams. Failure to successfully integrate these functions into our global infrastructure, including significant and prolonged delays, will have a negative impact on our overall operations. In addition, not being able to efficiently bring the Malaysian operations on line in a reasonable timeframe will cause us to delay or forego some of the original perceived benefits of operating internationally such as lower average production and engineering labor costs, better access to growing markets in Asia, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors for SSD/Flash products include: Seagate, SanDisk, Toshiba, Western Digital, Intel and Samsung; and for DRAM products include: SMART Modular and Micron. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

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

Since our common equity public float was greater than $75 million as of June 29, 2007, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2007.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we undertake a thorough examination of our internal control systems and procedures for financial reporting. We also are required to completely document and test those systems. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual reports. Section 404, as updated, also requires our independent registered public accounting firm to annually attest to, and report on, the effectiveness of our internal control over financial reporting.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2007, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, have required most public companies, including us, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we have incurred significant costs on outside professional advisers to assist us with these efforts.

These costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. The total costs we incurred in connection with the Company’s preparation to comply with Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $524,000 in 2007. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and Nasdaq. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. We intend to invest the necessary resources to comply with evolving laws, regulations and standards. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we will be required to incur additional expenses.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our recent acquisition of Memtech SSD Corp., the assets of a division of Integrated Circuit Solution Incorporation, the assets of Gnutek Ltd. and any potential future acquisitions also involve numerous risks, including, among others:

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 51% of our outstanding common stock at December 31, 2007 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time to time, we may need to relocate portions of our business to new or larger facilities which could result in disruption of our business or operations. For example, we announced in August 2006 plans to build a 210,000 square foot manufacturing facility in Malaysia that has become operational in January of 2008. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales of our products accounted for 19.5%, 12.7% and 10.4% of our revenues in 2007, 2006 and 2005, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in 2007, 2006 or 2005. For 2007, 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer and Secretary, and Dan Moses, our Executive Vice President and Chief Financial Officer The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

We periodically invest in marketable securities as part of our investment strategy. In January 2008, we made investments in certain auction rate securities which represent interests in debt obligations issued by municipalities. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. In February 2008, auctions failed on two auction rate security positions held by us and we rolled over our holdings. The total par value of these two investments is $6.8 million. As of March 6, 2008, we do not hold any other funds in auction rate securities and we have not realized any losses on our auction rate securities. However, if the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge.

ITEM 1B.	UNRESO LVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPE RTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serve as our corporate headquarters. In addition to our executive offices, these facilities also contain substantially all of our domestic manufacturing, engineering, research and development and testing operations. We lease the 24,500 and 48,600 square foot facilities from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is a founder and major shareholder of STEC. In addition, Manouch Moshayedi and Mark Moshayedi are each an executive officer and director of STEC. The base rent for the 24,500 square foot facility was approximately $18,000 per month from January 2007 to July 2007 and $20,000 per month from August 2007 to December 2007. This lease expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

The base rent of the 48,600 square foot facility was approximately $32,000 per month from January 2007 to July 2007 and $34,000 per month from August 2007 to December 2007. This lease also expires in July 2017. Beginning August 1, 2007, and for the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

In August 2006 we announced plans to build a 210,000 square foot manufacturing facility in Malaysia. Construction has been completed and the facility became operational in January 2008. As of December 31, 2007, we have invested approximately $20 million in land, facilities and capital equipment for our Malaysia facility.

We also lease a number of small facilities in both foreign and domestic locations for our additional sales, research and development and engineering staff and for storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PR OCEEDINGS

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001, that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001, against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against us, an estimate of potential damages, if any, would be premature and speculative. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. As of December 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Although we believe this lawsuit is without merit, we have agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, the Company has agreed to pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. We have notified all of the suppliers who have supplied us with the hard drives involved, since we believe that those suppliers have a legal duty to indemnify us for any damages. There can be no assurance, however, that any of our suppliers will indemnify us for any damages resulting from this lawsuit. Our insurance company has denied our claim for coverage. As of December 31, 2007, the Company has accrued an estimate of the potential rebate liability and legal fees of approximately $483,000, which is included as a component of discontinued operations. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

P ART II.

ITEM 5.	MARKET FOR RE GISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price range of Common Stock
	High	Low
Year Ended December 31, 2007:
First Quarter	$13.27	$6.50
Second Quarter	$8.98	$5.75
Third Quarter	$8.94	$6.14
Fourth Quarter	$11.05	$6.30
Year Ended December 31, 2006:
First Quarter	$4.38	$3.25
Second Quarter	$4.41	$3.50
Third Quarter	$9.40	$3.63
Fourth Quarter	$12.95	$7.33

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on the Nasdaq Global Market on December 31, 2007, the last trading day in 2007, and February 29, 2008. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 31, 2007	$8.74
February 29, 2008	$7.28

Holders

As of March 1, 2008, there were 41 holders of record of our common stock.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for us, the Nasdaq Composite Index and the Standard & Poor’s Semiconductors Index, assuming an investment of $100 on December 31, 2002. No cash dividends have been declared on our common stock. The graph covers the period from December 31, 2002, the last trading day of our 2002 fiscal year, to December 31, 2007, the last trading day of our 2007 fiscal year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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

Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended December 31, 2007 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
October 1 through October 31	—	—	—	$60,000,000
November 1 through November 30	335,847	$7.48	335,847	$57,487,865
December 1 through December 31	—	—	—	$57,487,865

Total	335,847	$7.48	335,847	$57,487,865

(1)	In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. On May 22, 2007 we announced that our board of directors had authorized the expansion of the existing share repurchase program enabling us to repurchase up to $60 million of our common stock over an 18-month period expiring on November 18, 2008. Repurchases under our share repurchase program were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were purchased pursuant to our existing share repurchase program.

(2)	As of March 1, 2008, we had repurchased 2,005,055 shares of our common stock at an average price of $7.74 per share for an aggregate purchase price of $15,519,126 since inception of our existing share repurchase program and the remaining authorized amount for stock repurchases under this program was $44,480,874.

ITEM 6.	SELECTE D FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes set forth in Part IV, Item15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for each of the three years in the period ended December 31, 2007 and the consolidated balance sheet data at December 31, 2007 and 2006 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 were derived from our audited consolidated financial statements and are not included in this Form 10-K. The selected financial data of all periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of the Consumer Division as a discontinued operation.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$188,652	$215,753	$128,310	$131,696	$58,424
Cost of revenues	131,643	147,301	97,278	106,133	45,579

Gross profit	57,009	68,452	31,032	25,563	12,845

Sales and marketing	17,382	16,066	11,079	8,009	6,074
General and administrative	17,909	12,711	10,295	8,157	8,176
Research and development	14,971	10,071	6,400	4,095	2,252

Total operating expenses	50,262	38,848	27,774	20,261	16,502

Operating income	6,747	29,604	3,258	5,302	(3,657)
Interest income and other, net	3,786	3,653	1,629	1,052	557

Income (loss) from continuing operations before provision for income taxes	10,533	33,257	4,887	6,354	(3,100)
Provision (benefit) for income taxes	4,723	12,071	744	2,067	(1,519)

Income (loss) from continuing operations	$5,810	$21,186	$4,143	$4,287	$(1,581)

Income (loss) from discontinued operations before benefit for income taxes	7,094	1,103	2,399	470	(501)
Provision (benefit) for income taxes	2,890	438	969	68	(434)

Income (loss) from discontinued operations	$4,204	$665	$1,430	$402	$(67)

Net income (loss)	$10,014	$21,851	$5,573	$4,689	$(1,648)

Net income (loss) per share:
Basic:
Continuing operations	$0.12	$0.46	$0.09	$0.09	$(0.04)
Discontinued operations	$0.08	$0.01	$0.03	$0.01	$—

Total	$0.20	$0.47	$0.12	$0.10	$(0.04)

Diluted:
Continuing operations	$0.11	$0.44	$0.09	$0.09	$(0.04)
Discontinued operations	$0.08	$0.01	$0.03	$—	$—

Total	$0.19	$0.45	$0.12	$0.09	$(0.04)

Shares used in computation of net income (loss) per share:
Basic	49,843,272	46,313,116	45,243,141	47,707,365	40,408,610
Diluted	51,587,784	48,353,536	46,624,517	49,563,208	40,408,610
	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,326	$40,907	$60,006	$73,346	$30,769
Marketable securities	—	—	—	9,972	45,625
Working capital	141,149	147,633	111,764	121,564	114,112
Total assets	209,684	206,656	155,187	153,409	153,669
Total shareholders’ equity	185,545	166,014	127,382	131,428	128,324

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such consolidated financial statements included elsewhere in this Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in this Form 10-K. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Discontinued Operations of Consumer Division

On February 9, 2007, we completed the sale of assets of our Consumer Division, including the name “SimpleTech,” to Fabrik, Inc. and Fabrik Acquisition Corp. for approximately $43 million, or approximately $10 million more than the net working capital of the Consumer Division. The selling price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. Subsequent to the closing of the sale, the purchasers disputed certain amounts calculated by us in regards to the purchase price adjustment. The original claim amount was approximately $6.7 million and was submitted to a third party arbitrator in accordance with the terms of the Asset Purchase Agreement. During the arbitration proceeding, the purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the remaining purchasers’ claims. As of December 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as we are still in the process of enforcing the arbitrator’s decision and resolving other less significant post-closing items with the purchasers.

The sale of the assets of the Consumer Division meets the criteria defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is presented herein as such. The results of operations and gain on the sale of the assets of the Consumer Division are reported in income (loss) from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2006. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, we now operate as a single reportable segment. The discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K include the operating results of our OEM business with our former Consumer Division being accounted for as a discontinued operation.

Overview

STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Headquartered in Santa Ana, California, we specialize in developing high-density DRAM modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments.

Our OEM Division markets our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized OEM Flash-based products, including our Zeus, ZeusIOPS and Mach8IOPS and MACH8 product lines, for industrial applications;

•	Targeting new customers for our value-add OEM DRAM solutions; and

•	Expanding our international OEM business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized OEM Flash controllers, firmware and hardware form factors and made strategic acquisitions that have expanded our OEM Flash design capabilities and sales and marketing infrastructure. We believe that our continued investment in our OEM Flash capabilities will positively impact the future growth of our OEM Flash revenues.

A major area of our OEM Flash-based product investment has been focused on solid state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in at least four distinct market segments: enterprise storage and VoD applications, military and industrial applications, blade servers and PC, mobile computing and consumer-related markets. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to develop over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

OEM Flash product revenue increased 144% from $37.6 million in 2005 to $91.7 million in 2006 and increased 20% from $91.7 million in 2006 to $110.2 million in 2007. We expect our continued investments in OEM Flash custom design and controller development to result in sustained revenue growth from our OEM Flash product line in 2008. OEM Flash product gross margins were significantly higher than OEM DRAM product gross margins in all periods presented.

We offer both monolithic DRAM modules and DRAM modules based on our stacking technology. Prior to 2005, a substantial portion of our OEM DRAM business had been comprised of stacked DRAM modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our OEM DRAM business will be derived from monolithic DRAM modules. DRAM product revenue increased 36% from $90.0 million in 2005 to $122.5 million in 2006 and decreased 42% from $122.5 million in 2006 to $71.0 million in 2007.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, Germany, Italy, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support product development and revenue growth in those geographic regions. We have also completed construction of a 210,000 square foot manufacturing facility in Malaysia, which we expect will reduce average production and administrative labor costs, provide better access to growing markets internationally, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment, and lower our overall long-term effective tax rate. However, we anticipate pre-opening costs related to the start-up of the Malaysia manufacturing facility, as well as transition-related costs, to negatively impact our earnings in the short-term. The facility is expected to ramp up to meaningful production levels by the end of the second quarter of 2008. During 2007, we incurred approximately $3.5 million of pre-opening expenses related to the establishment of this facility. Of the $3.5 million, approximately $1.5 million represents general and administrative expenses, $1.0 million represents research and development expenses, and $1.0 million relates to manufacturing overhead.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 72.8%, 80.9% and 85.1% of our total revenues in 2007, 2006 and 2005, respectively. The following table sets forth certain information about each of our customers that accounted for more than 10.0% of our total revenues in 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	% of Revenues	% of Revenues	% of Revenues
SMART Modular	50.1%	37.3%	37.6%
Micron Semiconductor	*	24.9%	28.9%

*	Less than 10%

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

International sales of our products accounted for 19.5%, 12.7%, and 10.4% of our total revenues in 2007, 2006 and 2005, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2007, 2006 and 2005. For 2007, 2006 and 2005, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

We expect to experience some seasonality in our OEM business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending to their full capital budgets before the end of each year.

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

As a result of our adoption of SFAS 123(R), we are required to record compensation expense for all awards granted on and after January 1, 2006 and for the unvested portion of previously granted awards that remain outstanding as of December 31, 2005. We had outstanding unvested stock options to purchase an aggregate of 469,000 and 35,000 shares of common stock at December 31, 2007 and 2006, respectively, and no outstanding unvested stock options as of December 31, 2005. In addition, we had 383,250 and 387,000 outstanding unvested restricted stock units at December 31, 2007 and 2006, respectively, and no outstanding unvested restricted stock units as of December 31, 2005. Each restricted stock unit represents the right to receive one share of common stock as each restricted stock unit vests. For the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense of $1.1 million and $167,000, respectively, consisting of expenses related to employee stock options and employee restricted stock units which are included in research and development and general and administrative expenses. As of December 31, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our 2000 Stock Incentive Plan was $2.1 million for incentive stock options and $2.7 million for restricted stock units, which we expect will be recognized over a weighted-average period of 3.7 years and 2.7 years, respectively. We believe SFAS 123(R) will increase our compensation expense, could make our operating results less predictable and affect the way we compensate our employees or cause other changes in the way we conduct our business. As a result of our adoption of SFAS 123(R), we have begun to significantly reduce the use and quantity of stock options compared to the quantity of stock options we granted in recent years. See Notes 2 and 11 to our consolidated financial statements for additional information concerning our adoption of SFAS 123(R) and our 2000 Stock Incentive Plan.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. In February 2007, we discontinued the operation of our Consumer Division. The table below does not include the revenues and operating expenses of our Consumer Division, which is presented as discontinued operations.

	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	69.8	68.3	75.8

Gross profit	30.2	31.7	24.2
Operating expenses:
Sales and marketing	9.2	7.4	8.6
General and administrative	9.5	5.9	8.0
Research and development	7.9	4.7	5.0

Total operating expenses	26.6	18.0	21.6
Operating income	3.6	13.7	2.5
Interest income and other	2.0	1.7	1.3

Income from continuing operations before income taxes	5.6	15.4	3.8

Comparison of the years ended December 31, 2007 and 2006

Net Revenues. Our revenues decreased 12.6% from $215.8 million in 2006 to $188.7 million in 2007. The decrease in revenues was due primarily to an 11.3% decrease in average sales price (“ASP”) from $53 in 2006 to $47 in 2007. The decrease in revenues was also due primarily to a 42.0% decline in DRAM product sales, partially offset by a 20.1% increase in Flash memory sales. The decrease in our ASP resulted primarily from a decrease in DRAM component pricing in 2007 compared to 2006, a new value-add revenue agreement effective on January 1, 2007 with an existing customer that passes through the cost of the DRAM chips and charges the customer only for manufacturing and kitting services, and a shift in product mix to lower-ASP Flash products. During 2007, $8.3 million was not included in revenues and cost of revenues pursuant to Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” The amount of $8.3 million represents the cost of the DRAM chips related to the new value-add revenue agreement.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming three months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $13.7 million as of December 31, 2007, compared to $16.3 million as of December 31, 2006. Our backlog has decreased due to a new consignment sales arrangement with our largest customer in the fourth quarter of 2007. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit decreased 16.7% from $68.5 million in 2006 to $57.0 million in 2007. Gross profit as a percentage of revenues decreased from 31.7% in 2006 to 30.2% in 2007. The decrease in gross profit in absolute dollars and as a percentage of revenues in 2007 was due primarily to higher labor and overhead costs and lower revenue during 2007, an 11% decrease in ASP from 2006 to 2007 related to a decrease in DRAM component pricing in 2007 compared to 2006, an increase in inventory write-downs from $2.1 million in 2006 to $2.5 million in 2007, and $445,000 of SSD product development expenses incurred toward the advancement and initial customer evaluation sales of the Company’s newest product line of solid state drive solutions.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased 8.2% from $16.1 million in 2006 to $17.4 million in 2007. Sales and marketing expenses as a percentage of revenues increased from 7.4% in 2006 to 9.2% in 2007. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to an increase in marketing expenses incurred on new product line introductions and the expansion of the sales force to help execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $12.7 million in 2006 to $17.9 million in 2007. General and administrative expenses as a percentage of revenues increased from 5.9% in 2006 to 9.5% in 2007. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll costs ($792,000), pre-opening costs related to the establishment of a new facility in Malaysia ($1.4 million), global tax structuring costs ($711,000), accounting and audit costs, including Sarbanes-Oxley implementation costs ($690,000), fees and expenses in connection with the Consumer Division purchase price adjustment arbitration ($920,000), and legal fees ($655,000). We expect our general and administrative expenses to increase in absolute dollars as our sale unit volumes and revenues grow.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 48.7% from $10.1 million in 2006 to $15.0 million in 2007. Research and development expenses as a percentage of revenues increased from 4.7% in 2006 to 7.9% in 2007. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high performance SSDs.

Interest Income and Other. Interest income and other is comprised primarily of interest income from our cash, cash equivalents and marketable securities. Interest income and other increased from $3.7 million in 2006 to $3.8 million in 2007 primarily due to a $2.1 million increase in interest income as a result of a higher average cash balance in 2007 compared to 2006, partially offset by a $2.0 million decrease in other income in 2007 compared to 2006. The average cash balance increased in 2007 primarily due to cash proceeds of approximately $43.0 million received from the sale of the assets of our Consumer Division in February 2007. The $2.0 million decrease in other income was primarily due to $1.9 million in legal settlements received in 2006 related to class action litigation involving predatory pricing practices by certain DRAM vendors.

Provision for Income Taxes. Provision for income taxes was $12.1 million in 2006 and $4.7 million in 2007. Provision for income taxes as a percentage of income before provision for income taxes increased from 36.3% in 2006 compared to 44.8% in 2007 due primarily to an increase in foreign losses that are not benefited, which partially offset the benefit from increases in tax-exempt interest income and federal tax credits related to research and development in 2007. The increase in foreign losses that are not tax benefited is due to the short-term impact of the new global tax structure that we are in the process of implementing. Once the structure is in place, we expect to receive long-term tax benefits.

Income from Continuing Operations. Income from continuing operations decreased from $21.2 million in 2006 and $5.8 million in 2007 due primarily to a decrease in gross profit and an increase in operating expenses in 2007, partially offset by a decrease in the provision for income taxes in 2007. The increase in operating expenses in 2007 is due primarily to expansion efforts in Asia and Europe, higher accounting and audit fees, legal fees, fees and expenses incurred in connection with the purchase price adjustment arbitration with Fabrik, Inc., and increased investments in research and development for new Flash products.

Income from Discontinued Operations, Net of Taxes. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations, net of taxes increased from $665,000 in 2006 to $4.2 million in 2007 due primarily to the gain of sale, net of taxes, of $4.7 million in 2007.

Comparison of the years ended December 31, 2006 and 2005

Net Revenues. Our revenues increased 68.1% from $128.3 million in 2005 to $215.8 million in 2006. The increase in revenues was due primarily to a 157.9% increase in units shipped, partially offset by a 35.4% decrease in ASP from $82 in 2005 to $53 in 2006. The increase in unit volume resulted primarily from an increase in Flash memory units shipped from 933,000 units in 2005 to 2,946,000 units in 2006 due primarily to an increase in qualification orders from new and existing OEM customers. The decrease in our ASP resulted primarily from a significant shift in product mix toward lower-ASP, lower-capacity (but higher gross margin), Flash memory products.

Our backlog was $16.3 million as of December 31, 2006, compared to $9.4 million as of December 31, 2005. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues.

Gross Profit. Our gross profit increased 120.6% from $31.0 million in 2005 to $68.5 million in 2006. Gross profit as a percentage of revenues increased from 24.2% in 2005 to 31.7% in 2006 due primarily to a shift in product mix toward higher margin Flash products. Flash units shipped increased 215.8% from 933,000 units in 2005 to 2,946,000 units in 2006.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased 45.0% from $11.1 million in 2005 to $16.1 million in 2006. Sales and marketing expenses as a percentage of revenues decreased from 8.6% in 2005 to 7.4% in 2006 primarily due to the fixed nature of some of these expenses. The increase in sales and marketing expenses in absolute dollars was due primarily to an increase in commissions paid and shipping expenses as a result of a higher revenue level, an increase in units shipped and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia, and to support the continued expansion of our OEM Flash products.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $10.3 million in 2005 to $12.7 million in 2006. General and administrative expenses as a percentage of revenues decreased from 8.0% in 2005 to 5.9% in 2006. The increase in general and administrative expenses in absolute dollars was due primarily to an increase in bad debt expense, additional payroll expense and severance costs.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 57.4% from $6.4 million in 2005 to $10.1 million in 2006. Research and development expenses as a percentage of revenues decreased from 5.0% in 2005 to 4.7% in 2006 due primarily to the fixed nature of some of these expenses. $1.6 million of the increase in research and development expenses from 2005 to 2006 is due to the ramp-up in activity related to our Taiwanese office, which was acquired in January 2006. $275,000 of the increase is related to our October 2006 acquisition of substantially all of the assets of Gnutek Ltd. The balance of the increased research and development expenses from 2005 to 2006 is due to an increase in payroll costs from our expanding global research and development efforts predominantly related to our OEM Flash product line.

Interest Income and Other. Interest income and other is comprised primarily of interest income from our cash, cash equivalents and marketable securities and receipts from legal settlements. Interest income and other increased from $1.6 million in 2005 to $3.7 million in 2006 primarily due to $1.9 million in legal settlements received in 2006 related to class action litigation involving predatory pricing practices by certain DRAM vendors.

Provision for Income Taxes. Provision for income taxes was $12.1 million in 2006 and $744,000 in 2005. Provision for income taxes as a percentage of income before provision for income taxes was 15.2% in 2005 compared to 36.3% in 2006. Provision for income taxes as a percentage of income before provision for income taxes was abnormally low in 2005 due primarily to the completion of a state income tax audit in which the final liability was less than we had previously anticipated and accrued.

Income from Continuing Operations. Income from continuing operations increased from $4.1 million in 2005 and $21.2 million in 2006 due primarily to increased revenues and a significant shift in product mix toward our Flash product line. Flash units shipped increased 215.8% from 933,000 units in 2005 to 2,946,000 units in 2006.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes decreased from $1.4 million in 2005 to $665,000 in 2006 due primarily to a decrease in Consumer Division gross profit as a result of a shift in product mix toward the lower-margin Flash product line in 2006.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of December 31, 2007, we had working capital of $141.1 million, including $94.3 million of cash and cash equivalents, compared to working capital of $147.6 million, including $40.9 million of cash and cash equivalents at December 31, 2006, and compared to working capital of $111.8 million, including $60.0 million of cash and cash equivalents as of December 31, 2005. Current assets were 7.1 times current liabilities at the end of 2007, compared to 4.6 times current liabilities at the end of 2006, and compared to 5.0 times current liabilities at the end of 2005.

In January 2008, we made investments in certain auction rate securities which represent interests in debt obligations issued by municipalities. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In February 2008, auctions failed on two auction rate security positions held by us, as the result of current negative conditions in the credit markets. The total par value of these two investments is $6.8 million. As of March 6, 2008, we do not hold any other funds in auction rate securities.

Cash Provided by and Used in Operating Activities in 2007, 2006 and 2005

Net cash provided by operating activities was $29.4 million in 2007 resulting primarily from a $19.9 million decrease in inventory, net of reserves, income from continuing operations of $5.8 million, depreciation and amortization of $4.7 million, and cash flows provided by discontinued operations of $6.7 million, partially offset by a $5.4 million decrease in accounts payable and a $2.4 million increase in leasehold interest in land. Inventory, net of reserves, decreased primarily due to less purchases of inventory in the fourth quarter of 2007 as the result of vendor required last time buys on certain inventory items in late 2006 which supported customer demand through 2007. Also the Company focused on increasing inventory turns in 2007. The cash provided by discontinued operations of the Consumer Division for year ended December 31, 2007 was primarily due to working capital changes and $4.2 million of income from discontinued operations. Accounts payable decreased as a result of lower inventory purchases for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Leasehold interest in land increased as a result of certain upfront payments made by the Company to acquire Qualified Title to land for a term of 60 years in Malaysia under two separate Sale and Purchase Agreements.

Net cash used in operating activities was $28.7 million in 2006 resulting primarily from a $29.6 million increase in inventory, net of reserves, a $19.4 million increase in accounts receivable, net of reserves, and cash flows used in discontinued operations of $14.8 million, partially offset by income from continuing operations of $21.2 million, an increase in accounts payable of $6.7 million, an increase in accrued and other liabilities of $2.8 million and non-cash depreciation and amortization of $3.8 million. Net working capital balances related to continuing operations increased primarily due to an increase in sales for the OEM Division Flash product line orders. Cash used in discontinued operations was primarily related to increases in net accounts receivable and net inventory as a result of the continued growth of the Consumer Division external storage product line in the retail channel and increases in new inventory consignment arrangements at two major retailers.

Net cash used in operating activities was $6.4 million in 2005 resulting primarily from an increase in inventory, net of reserves, of $11.5 million and cash flows used in discontinued operations of $8.1 million, partially offset by an increase in accounts payable of $4.9 million, income from continuing operations of $4.1 million, and non-cash depreciation and amortization of $3.0 million. Net inventory increased due primarily to longer manufacturing cycles for certain products built in Asia in 2005 that were previously built domestically. Cash used in discontinued operations was primarily related to increases in inventory as a result of longer sales cycles for certain customers due to the conversion of inventory arrangements to consignment programs during 2005.

Cash Provided by and Used in Investing Activities in 2007, 2006 and 2005

Net cash provided by investing activities was $15.6 million in 2007 resulting primarily from $43.0 million in cash received in connection with the sale of the assets of our Consumer Division in February 2007, partially offset by $27.6 million in purchases of property, plant and equipment. The purchases of property, plant and equipment related primarily to production equipment for the United States and Malaysia locations. During the year we had purchases and sales of marketable securities of $496.3 million.

Net cash used in investing activities was $7.1 million in 2006 resulting primarily from purchases of property, plant and equipment of $5.9 million and cash considerations of $500,000 and $687,000 for the acquisitions of a division of Integrated Circuit Solution Inc. in January 2006 and the assets of Gnutek Ltd., a privately-held company based in the United Kingdom in October 2006, respectively. Additionally, we purchased and sold $234.8 million of marketable securities in 2006. The purchases of property, plant and equipment related primarily to production equipment for the United States and Malaysia locations.

Net cash provided by investing activities was $3.5 million in 2005 resulting primarily from a $10.0 million net decrease in investments in marketable securities, partially offset by purchases of property, plant and equipment of $5.0 million and an acquisition of a business of $1.6 million.

As of December 31, 2007, we have made capital expenditures of approximately $20.0 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $25.0 million over the next five years ending December 31, 2012. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash Provided and Used in Financing Activities in 2007, 2006 and 2005

Net cash provided by financing activities was $8.5 million in 2007 and resulted from $8.1 million in proceeds realized from the exercise of stock options and $2.9 million tax benefit from employee stock option exercises and vesting of restricted stock units, partially offset by a $2.5 million repurchase of our common stock under our share repurchase program. In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. In May 2007, our board of directors authorized the expansion of the existing repurchase program enabling us to repurchase up to $60 million of our common stock over an 18-month period expiring on November 18, 2008. We repurchased 335,847 shares of common stock at an average share price of $7.48, including commissions, in 2007. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future.

Net cash provided by financing activities was $16.7 million in 2006 resulting primarily from the issuance of common stock for proceeds of $12.8 million related to stock option exercises and $3.8 million from the excess tax benefits related to stock option exercises. We did not repurchase any shares of our common stock under our share repurchase program in 2006.

Net cash used in financing activities was $10.4 million in 2005 resulting primarily from an $11.8 million repurchase of our common stock under our stock share repurchase program announced in June 2004, partially offset by the issuance of common stock for proceeds of $1.4 million related to our employee stock purchase plan and stock option exercises. In June 2004, our board of directors authorized the purchase of up to $15 million of our outstanding common stock over an 18-month period, which expired on December 16, 2005. Under this program, we repurchased 3,045,886 shares of common stock at an average share price of $3.88, including commissions, in 2005, and 841,509 shares of common stock at an average share price of $3.68, including commissions, in 2004. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	expansion of our international business, including the opening of offices and facilities in foreign countries;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	our entrance into new markets;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	competitors’ responses to our products.

Contractual Obligations and Off Balance Sheet Arrangements

Other than lease commitments incurred in the normal course of business (see Contractual Obligation table below), we do not have any material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.

Set forth in the table below is our estimate of our significant contractual obligations at December 31, 2007.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$6,505	$750	$1,467	$1,347	$2,941
Non-cancelable capital equipment purchase commitments	5,724	5,724	—	—	—
Non-cancelable inventory purchase commitments	9,671	9,671	—	—	—
Other non-cancelable purchase commitments	382	382	—	—	—

Total	$22,282	$16,527	$1,467	$1,347	$2,941

As of December 31, 2007, we had a liability for unrecognized tax benefits, including interest and penalties of $1.5 million. We are unable to determine when cash settlement with tax authorities may occur.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three years ended December 31, 2007, 2006 and 2005.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. During 2007, the FASB became aware of numerous implementation issues as companies worked to prepare to adopt SFAS 157. Accordingly, the FASB agreed in February 2008 to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, e.g., those measured at fair value in a business combination. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective on January 1, 2008. The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until December 31, 2008.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Sales and marketing incentives amounted to $1.2 million in 2007, $1.5 million for 2006 and $169,000 for 2005, of which $1.2 million, $1.5 million and $154,0000, respectively, were offset against revenues, and $0, $3,000, $15,000, respectively, were charged as an operating expense.

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

•

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the consolidated income statements, additional tax expense may be recorded.

On January 1, 2007, we adopted FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

ITEM 7A.	QU ANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2007, our cash and cash equivalents were $94.3 million invested in money market and other interest bearing accounts. At December 31, 2007, we had no investments in marketable securities.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $943,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of December 31, 2007 were as follows:

	Expected Maturity Date		Total	Fair Value 12/31/2007
	2007	Thereafter
Investments
Cash and cash equivalents:
Money market funds	$94,326,000	$0	$94,326,000	$94,326,000
Weighted average interest rate	4.13%		4.13%	4.13%

We periodically invest in marketable securities, which includes auction rate securities in which the interest rate resets on a periodic basis. The auction rate securities are available for sale through a bidding process. These securities are stated at cost, which approximates fair market value, and the gross unrealized gains and losses on these securities have historically not been material. As of December 31, 2007 and 2006, we did not hold investments in marketable securities. However, in January 2008, we made investments in certain auction rate securities representing interests in debt issued by municipalities. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In February 2008, auctions failed on two auction rate security positions held us, as the result of current negative conditions in the credit markets. The total par value of these two investments is $6.8 million. As of March 6, 2008, we do not hold any other funds in auction rate securities.

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

ITEM 8.	FI NANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEC, Inc.’s consolidated financial statements and schedule required by this item are included in Part IV, Item 15 of this Report.

The supplementary data required by this item is included in Note 13 to STEC, Inc.’s consolidated financial statements.

ITEM 9.	CHA NGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Inherent Limitations on Effectiveness of Controls. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d –15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part IV, Item 15.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2007, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANC E

The information required by this Item is included in “Proposal No. 1: Elections of Directors”, “Management”, “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information”, Compensation of Non-Employee Directors”, “Corporate Governance” sections of our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNE RSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders (1)	4,861,896	$4.87	4,722,959	(2)
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	4,861,896		4,722,959

(1)	Consists of the 2000 Stock Incentive Plan.

(2)	Consists of shares available for future issuance under the 2000 Stock Incentive Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will any such annual increase exceed 2,500,000 shares of common stock.

The other information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” sections of our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the “Corporate Governance” and “Certain Relationships and Related Transactions” sections of our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm” section of our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

1. Financial Statements. The following financial statements of STEC, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the signature page are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

STEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

STEC, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of STEC, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the financial statement recognition and measurement of uncertain tax positions in 2007. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Orange County, California
March 17, 2008

STE C, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$94,326	$40,907
Accounts receivable, net of allowances of $944 at December 31, 2007 and $1,157 at December 31, 2006	34,288	35,291
Inventory, net	31,556	51,453
Deferred income taxes	1,241	1,521
Other current assets	2,831	1,491
Current assets of discontinued operations	197	57,612

Total current assets	164,439	188,275

Leasehold interest in land	2,662	286
Property, plant and equipment, net	35,266	11,410
Intangible assets	1,060	1,439
Goodwill	1,682	1,682
Other long-term assets	997	423
Deferred income taxes	3,578	2,973
Long-term assets of discontinued operations	—	168

Total assets	$209,684	$206,656

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$16,638	$21,104
Accrued and other liabilities	6,169	7,111
Liabilities of discontinued operations	483	12,427

Total current liabilities	23,290	40,642

Long-term income taxes payable	849	—
Commitments and contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,433,672 shares issued and outstanding as of December 31, 2007 and 48,677,834 shares issued and outstanding as of December 31, 2006	50	49
Additional paid-in capital	137,942	128,353
Retained earnings	47,553	37,612

Total shareholders’ equity	185,545	166,014

Total liabilities and shareholders’ equity	$209,684	$206,656

The accompanying notes are an integral part of these consolidated financial statements

STEC, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net revenues	$188,652	$215,753	$128,310
Cost of revenues	131,643	147,301	97,278

Gross profit	57,009	68,452	31,032

Sales and marketing	17,382	16,066	11,079
General and administrative	17,909	12,711	10,295
Research and development	14,971	10,071	6,400

Total operating expenses	50,262	38,848	27,774
Operating income	6,747	29,604	3,258
Interest income and other	3,786	3,653	1,629

Income before provision for income taxes	10,533	33,257	4,887
Provision for income taxes	4,723	12,071	744

Income from continuing operations	5,810	21,186	4,143
Discontinued operations (Note 6):
Income from operations of Consumer Division (including gain on disposal of $8,005 in 2007)	7,094	1,103	2,399
Provision for income taxes	2,890	438	969

Income from discontinued operations	4,204	665	1,430

Net income	$10,014	$21,851	$5,573

Net income per share:
Basic:
Continuing operations	$0.12	$0.46	$0.09
Discontinued operations	0.08	0.01	0.03

Total	$0.20	$0.47	$0.12

Diluted:
Continuing operations	$0.11	$0.44	$0.09
Discontinued operations	0.08	0.01	0.03

Total	$0.19	$0.45	$0.12

Shares used in per share computation:
Basic	49,843,272	46,313,116	45,243,141

Diluted	51,587,784	48,353,536	46,624,517

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2004	47,450,722	$47	$121,193	$10,188	$131,428
Net income				5,573	5,573
Repurchase of common shares	(3,045,886)	(3)	(11,824)		(11,827)
Exercise of stock options	551,956	1	1,178		1,179
Issuance of common shares under employee stock purchase plan	86,776		238		238
Acceleration of stock option vesting			374		374
Tax benefits from exercise of stock options			417		417

Balances, December 31, 2005	45,043,568	45	111,576	15,761	127,382
Net income				21,851	21,851
Exercise of stock options	3,634,266	4	12,842		12,846
Tax benefits from exercise of stock options			3,834		3,834
Stock-based compensation expense			101		101

Balances, December 31, 2006	48,677,834	49	128,353	37,612	166,014
Adoption of FASB Interpretation No. 48				(73)	(73)
Net income				10,014	10,014
Repurchase of common shares	(335,847)	(1)	(2,512)		(2,513)
Exercise of stock options	2,006,186	2	8,110		8,112
Vesting of restricted stock units	85,499	—	—		—
Tax benefits from exercise of stock options and vesting of restricted stock units			2,876		2,876
Stock-based compensation expense			1,115		1,115

Balances, December 31, 2007	50,433,672	$50	$137,942	$47,553	$185,545

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net income	$10,014	$21,851	$5,573
Income from discontinued operations	(4,204)	(665)	$(1,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,699	3,754	2,992
(Gain) loss on sale of furniture, fixtures and equipment	(1)	72	75
Accounts receivable provisions	233	953	391
Inventory excess and obsolescence expense	2,515	2,145	622
Deferred income taxes	(325)	(569)	593
Stock-based compensation expense	1,115	101	374
Tax benefit from exercise of stock options	—	—	417
Change in operating assets and liabilities:
Accounts receivable	770	(20,398)	318
Inventory	17,382	(31,794)	(12,094)
Leasehold interest in land	(2,376)	(286)	—
Other assets	(1,501)	1,412	(1,144)
Accounts payable	(5,433)	6,733	4,925
Accrued and other liabilities	(166)	2,789	71
Net cash flows provided by (used in) discontinued operations	6,662	(14,789)	(8,077)

Net cash (used in) provided by operating activities	29,384	(28,691)	(6,394)

Cash flows from investing activities:
Proceeds from sale of Consumer Division	43,043	—	—
Purchases of marketable securities	(496,288)	(234,767)	(395,761)
Sales of marketable securities, net	496,288	234,767	405,733
Acquisitions, net of cash acquired	—	(1,187)	(1,561)
Purchase of property, plant and equipment	(27,622)	(5,901)	(4,989)
Proceeds from sale of furniture, fixtures and equipment	62	—	43
Net cash flows provided by discontinued operations	77	—	—

Net cash (used in) provided by investing activities	15,560	(7,088)	3,465

Cash flows from financing activities:
Proceeds from exercise of stock options	8,112	12,846	1,178
Tax benefit of employee stock option exercise and vesting of restricted stock units	2,876	3,834	—
Stock buyback	(2,513)	—	(11,827)
Proceeds from issuance of common stock	—	—	238

Net cash provided by (used in) financing activities	8,475	16,680	(10,411)

Net increase (decrease) in cash	53,419	(19,099)	(13,340)
Cash and cash equivalents at beginning of period	40,907	60,006	73,346

Cash and cash equivalents at end of period	$94,326	$40,907	$60,006

Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$6,589	$5,774	$1,214

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$967	$—	$—

Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$—	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization:

STEC, Inc. (the “Company”) was originally incorporated in California in March 1990 as Simple Technology, Inc. and renamed STEC, Inc. in March 2007. STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Headquartered in Santa Ana, California, the Company specializes in developing high-density DRAM modules and high-speed, high-capacity solid-state Flash drives and memory cards used in sensitive and highly-volatile environments. These products are used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and Original Equipment Manufacturer, or OEM, applications.

On February 9, 2007, the Company completed the sale of assets relating to the Consumer Division of the Company (Note 6). The Company has accounted for this transaction as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s consolidated financial statements have been presented to reflect the Consumer Division as a discontinued operation for all periods presented. Unless noted otherwise, discussions in the notes to consolidated financial statements pertain to continuing operations. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, the Company now operates as a single reportable segment.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of STEC, Inc. and its subsidiaries in California, the Cayman Islands, Bermuda, Hong Kong, Taiwan, Malaysia, the Netherlands, Japan, Austria, Germany, Finland, Italy, France, England and Scotland (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Remeasurement:

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

Marketable Securities:

Marketable securities consist primarily of auction rate securities in which the interest rate resets on a periodic basis. The auction rate securities are available for sale through a bidding process. These securities are stated at cost, which approximates fair market value, and the gross unrealized gains and losses on these securities have historically not been material. As of December 31, 2007 and 2006, the Company did not hold investments in marketable securities.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and depreciated using the straight-line method. The Company’s estimated useful lives of the assets, other than leasehold improvements, range from four to five years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, plant and equipment may not be recoverable in accordance with the provisions of SFAS No. 144, “Disposal of Long-Lived Assets.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Leasehold Interest in Land:

Leasehold interest in land represents payments made for the use of land in Malaysia over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Internal Use Software Costs:

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses and implementation costs. The capitalized software costs are being amortized on a straight-line basis over a period of three years.

Goodwill and Intangible Assets:

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division, the Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per SFAS 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. A significant decrease in its stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. The Company completed its annual goodwill impairment analysis at December 31, 2007 and 2006, and determined that no adjustment to the carrying value of goodwill was required. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Revenue is reduced by reserves for the estimated amount deemed uncollectible due to bad debt, price protection and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. If the Company reduces the list price of its products, certain customers may receive a credit from the Company. The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products multiplied by customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. The sales returns reserve is based on historical relationship to revenues and current contract sales terms.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the changes in the account receivable allowance for doubtful accounts, sales returns, price protection and other deductions, during the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	Balance at Beginning of Year	Additions	Write-offs net of recoveries	Balance at end of year
December 31, 2007	$1,157	$233	$(446)	$944

December 31, 2006	$303	$953	$(99)	$1,157

December 31, 2005	$172	$344	$(213)	$303

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2007, 2006 and 2005, shipping and handling costs were approximately $960,000, $1,530,000 and $844,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2007, 2006 and 2005, shipping and handling costs billed to customers were $112,000, $230,000 and $313,000, respectively.

Sales and Marketing Incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” For the years ended December 31, 2007, 2006 and 2005, sales and marketing incentives amounted to $1,156,000, $1,502,000 and $169,000, of which $1,156,000, $1,498,000 and $154,000, respectively, were offset against revenues, and $0, $3,000 and $15,000, respectively, were charged as an operating expense.

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

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2007, 2006, and 2005, advertising costs were $83,000, $194,000 and $222,000, respectively.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost recognized in the years ended December 31, 2007 and 2006 included: (i) compensation cost for all unvested stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been revised.

Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “tax benefits from exercise of stock options” on the consolidated statement of cash flows. Other than this classification change, the effect of adopting SFAS 123(R) had no effect on the Company’s Consolidated Statement of Cash Flows.

Per Share Information:

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. The dilutive effect of stock options and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of SFAS 123(R).

For the years ended December 31, 2007, 2006 and 2005, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,430,652, 2,040,420 and 1,381,376, respectively.

Stock options to purchase approximately 479,511, 582,444 and 3,813,744 shares for the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

The Company repurchased 335,847 shares of common stock at an average share price of $7.48, including commissions, in 2007. The Company did not repurchase any shares of its common stock during the year ended December 31, 2006. The repurchase plan was originally approved by the Company’s board of directors in July 2006 to enable the Company to purchase up to $10,000,000 of its common stock over an 18-month period expiring on February 14, 2008. This plan was expanded in May 2007 to enable the Company to purchase up to $60,000,000 of its common stock through the period ending November 18, 2008. As of March 1, 2008, the Company repurchased a total of 2,005,055 shares of common stock at an average share price of $7.74, including commissions, since the inception of the existing share repurchase plan.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2007		2006		2005
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
Customer A	31.1%	50.1%	32.8%	37.3%	37.6%
Customer B	*	*	*	24.9%	28.9%
Customer C	18.4%	*	*	*	*

Total	49.5%	50.1%	32.8%	62.2%	66.5%

*	Less than 10%

No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2007 and 2006, or for each of the three years in the period ended December 31, 2007. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2007 and 2006, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000.

The manufacturing operations of the Company are concentrated in facilities located in Santa Ana, California. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations. We have also invested a significant amount of capital to build a 210,000 square foot manufacturing facility in Malaysia that has become operational in January 2008. Over time, we intend for this facility to serve as a major hub for our international operational activities including manufacturing, sales and marketing, procurement, and logistics.

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

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements ranging from two years to five years. The historical and estimated future costs of repair or replacement are immaterial.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income:

SFAS 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in shareholders’ equity. The Company did not have any items of other comprehensive income or loss other than net income (loss) in the years ended December 31, 2007, 2006 and 2005.

Revision of Balance Sheet and Statement of Cash Flow Presentation Related to Leasehold Interest in Land:

The balance sheet as of December 31, 2006 and the consolidated statements of cash flows for the year ended December 31, 2006 have been revised to correct the classification from property, plant and equipment to leasehold interest in land and from an investing activity to an operating activity for payments made for the use of land in Malaysia for a term of 60 years. The Company has determined that the upfront payments should be accounted for as an operating lease in accordance with SFAS 13, “Accounting for Leases,” and not the acquisition of land as previously reported. This correction resulted in a reclassification from property, plant and equipment to leasehold interest in land of $286,000. This correction also resulted in an increase to the previously reported amounts of cash used for operating activities of $286,000 in 2006 and a corresponding correction in the investing section was to decrease cash used for investing activities by $286,000. These corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company. The Company concluded that these corrections were not material to any of its previously issued consolidated financial statements, based on SEC Staff Accounting Bulletin: No. 99-Materiality.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. During 2007, the FASB became aware of numerous implementation issues as companies worked to prepare to adopt SFAS No. 157. Accordingly, the FASB agreed in February 2008 to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, e.g., those measured at fair value in a business combination. The Company does not expect SFAS No. 157 to have a material impact on its results of operations, financial position, or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective on January 1, 2008. The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until December 31, 2008.

3. Inventory:

Inventory consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Raw materials	$20,105	$40,396
Work-in-progress	772	1,302
Finished goods	10,679	9,755

	$31,556	$51,453

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):

	December 31, 2007	December 31, 2006
Buildings and improvements	$16,643	$4,741
Furniture and fixtures	433	444
Equipment	46,016	29,883

	63,092	35,068
Accumulated depreciation and amortization	(27,826)	(23,658)

	$35,266	$11,410

For the years ended December 31, 2007, 2006 and 2005, the Company recorded fixed asset depreciation expense of approximately $4,320,000, $3,535,000, and $2,785,000, respectively.

5. Accrued and Other Liabilities

Accrued and Other Liabilities consisted of the following as of (in thousands):

Payroll costs	$5,165	$4,710
Marketing	439	120
Other	565	2,281

Total	$6,169	$7,111

6. Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers have disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third party arbitrator. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. As of December 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as the Company is still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the Purchasers.

In connection with the consummation of the sale of the assets of the Consumer Division, the Purchasers hired substantially all of the employees of the Consumer Division. The sale of assets included the “SimpleTech” name and the Company effected a corporate name change on March 7, 2007 from SimpleTech, Inc. to STEC, Inc.

In connection with the sale, the Company entered into an indemnity agreement with Fabrik’s lender related to certain consigned inventory aggregating approximately $8.5 million held by two Consumer Division customers for resale as of February 9, 2007. The indemnity is limited to (i) any losses on the consigned inventory incurred by Fabrik’s lender directly related to their inability to have access to the consigned inventory during the 60 day period commencing from February 9, 2007 and (ii) any losses incurred by Fabrik’s lender on the consigned inventory related to a claim of superior title to, or interest in, any consigned inventory during the nine month period from February 9, 2007, as a result of the Company’s failure to perfect its security interest in the consigned inventory. Any potential claims are reduced as the customers remit payments to Fabrik on the consigned inventory. As of December 31, 2007, no amounts were claimed under this indemnity agreement which expired in November 2007.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sale of the assets of the Consumer Division meets the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as discontinued operations and is presented herein as such. Prior year financial results have been presented to reflect the Consumer Division as discontinued operations.

Operating results of the Consumer Division as discontinued operations for the three years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Net sales	$28,693	$136,357	$133,678

Gain on disposition of Consumer Division	$8,005	$—	$—
Income (loss) from discontinued operations	(911)	1,103	2,399
Provision for income taxes	(2,890)	(438)	(969)

Income from discontinued operations	$4,204	$665	$1,430

Assets and liabilities of discontinued operations included in the consolidated balance sheet as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007	December 31, 2006
Accounts receivable	$—	$33,435
Inventory	—	23,977
Deferred income taxes	197	—
Other current assets	—	200

Current assets of discontinued operations	$197	$57,612

Furniture, fixtures and equipment, net	$—	$168

Long-term assets of discontinued operations	$—	$168

Accounts payable	$—	$7,442
Accrued and other liabilities	483	4,985

Current liabilities of discontinued operations	$483	$12,427

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$423	$647	$1,070	$209	$861
Customer relationships (five years)	900	487	413	900	322	578

Total intangible assets	$1,970	$910	$1,060	$1,970	$531	$1,439

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

The Company recorded amortization expense for the years ended December 31, 2007, 2006 and 2005 of $379,000, $267,000, and $237,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2008, 2009, 2010 and 2011 is $379,000, $352,000, $217,000 and $112,000, respectively. Amortization is complete as of the end of 2011.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes:

Pre-tax income (loss) from continuing operations was taxed under the following jurisdictions (amounts in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Domestic	$16,658	$33,868	$4,798
Foreign	(6,125)	(611)	89

	$10,533	$33,257	$4,887

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Current
Federal	$4,342	$11,056	$292
State	306	991	(309)
Foreign	251	57	(45)

	4,899	12,104	(62)

Deferred
Federal	486	(1,327)	930
State	(662)	1,294	(124)

	(176)	(33)	806

Total provision for income taxes from continuing operations	$4,723	$12,071	$744

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes from continuing operations differs from the amount that would result from applying the federal statutory rate as follows:

	For the Year Ended December 31,
	2007	2006	2005
Statutory regular federal income tax	35.0%	35.0%	35.0%
Foreign	22.7	0.8	0.2
State taxes, including state tax credits net of federal benefit	(2.2)	4.5	(5.7)
Federal tax credits	(2.7)	(1.5)	(7.6)
Permanent differences	(6.7)	(1.0)	(4.4)
Other, including benefits related to the resolution of federal and state audits	(1.3)	(1.5)	(2.3)

	44.8%	36.3%	15.2%

The provision (benefit) for income taxes applicable to continuing operations and discontinued operations consists of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Provision for income taxes from continuing operations:
Current	$4,899	$12,104	$(62)
Deferred	(176)	(33)	806

Total provision for income taxes from continuing operations	4,723	12,071	744

Benefit for income taxes from discontinued operations:
Current	3,236	1,037	1,146
Deferred	(346)	(599)	(177)

Total benefit for income taxes from discontinued operations	2,890	438	969

Total income tax expense	$7,613	$12,509	$1,713

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2007	2006
Current deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$1,750	$1,707
Accrued expenses	447	805
State taxes	(1,220)	(1,009)
Other	264	18

Total current	1,241	1,521

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	610	616
Stock-based compensation expense	122	57
Operating loss carryforwards	3,240	2,605
Credit carryforwards	2,846	2,214
Capital loss carryforwards	—	86

	6,818	5,578
Valuation allowance	(3,240)	(2,605)

Total noncurrent	3,578	2,973

	$4,819	$4,494

At December 31, 2007, the Company had the following state credits: research and development credit carryforwards of approximately $2.8 million, which carryforward indefinitely, and enterprise zone credit carryforwards of approximately $31,000, which carryforward indefinitely.

At December 31, 2007 and 2006, the Company had U.K. net operating loss carryforwards of $8.5 million. The losses carryover indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. At December 31, 2007, the Company had a Malaysian net operating loss carryforward of approximately $2.4 million. The Company has established a valuation allowance against these deferred tax assets since management believes that it is most likely that this foreign entity’s U.K. and Malaysian net operating loss carryforwards will not be fully utilized. The change in valuation allowance was $635,000, $358,000 and $869,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $213,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

To the extent that an ownership change has occurred under Internal Revenue Code Section 382 and 383, the Company’s use of its credit carryforwards to offset future taxable income may be limited.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, we recorded a $73,000 increase in the liability for unrecognized income tax benefits, with an offsetting decrease in retained earnings as of January 1, 2007. As of January 1, and December 31, 2007, the Company had approximately $1.4 million and $1.7 million, respectively of total unrecognized tax benefits. Of the total unrecognized tax benefits, $1.2 million and $1.4 million (net of the federal benefit on state issues) represent the amounts as of January 1, and December 31, 2007, respectively, that, if recognized, would favorably affect the effective income tax rate in any future periods.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$1,431
Increases in tax positions for prior years	3
Increases in tax positions for current year	262

Balance at December 31, 2007	$1,696

The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Generally, tax years prior to 2002 are closed to examination.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the provision for income taxes. As of January 1, 2007 and December 31, 2007, the Company had recorded a liability of $47,000 and $100,000 for the payment of interest and penalties, respectively.

10. Commitments and Contingencies:

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against the Company, an estimate of potential damages, if any, would be premature and speculative. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. As of December 31, 2007, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Although the Company believes this lawsuit is without merit, it has agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, the Company has agreed to pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The Company has notified all of the suppliers who have supplied it with the hard drives involved, since the Company believes that those suppliers have a legal duty to indemnify it for any damages. There can be no assurance, however, that any of our suppliers will indemnify us for any damages resulting from this lawsuit. Our insurance company has denied our claim for coverage. As of December 31, 2007, the Company has accrued an estimate of the potential rebate liability and legal fees of approximately $483,000, which is included as a component of discontinued operations. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

Lease Commitments

As discussed in Note 12, the Company leases the majority of its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi as of December 31, 2007. Manouch Moshayedi and Mark Moshayedi are executive officers, directors and major shareholders of the Company. Mike Moshayedi is also a major shareholder of the Company. The Company also leases a number of small facilities in both foreign and domestic locations for its additional sales, research and development and engineering staff and for storage from unaffiliated third parties under operating leases with initial noncancelable lease terms ranging from 2 to 4 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows (in thousands):

	Operating Leases (Related Party)	Operating Leases (Third Party)
2008	$642	$108
2009	642	108
2010	642	75
2011	642	42
2012	642	21
Thereafter	2,941	—

Net minimum lease payments	$6,151	$354

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $1,108,000, $1,332,000 and $1,148,000, respectively, inclusive of related party balances.

Purchase Commitments

The following table presents our contractual payment obligations and commitments (in thousands):

Non-cancelable inventory purchase commitments	$9,671
Non-cancelable capital equipment purchase commitments	5,724
Other non-cancelable purchase commitments	382

Total	$15,777

Purchase obligations represent open purchase orders for inventory, capital equipment, and other commitments in the ordinary course of business as of December 31, 2007.

401(k) Plan

The Company has a 401(k) profit sharing plan covering employees with at least six months of service. Employees may make voluntary contributions of up to 20% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2007, 2006 and 2005, the Company made matching contributions of approximately $745,000, $738,000 and $581,000, respectively.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total stock-based compensation cost recognized in the years ended December 31, 2007, 2006 and 2005 was $1,115,000, $167,000 and $374,000, respectively, for stock options and restricted stock units. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $327,000, $31,000 and $56,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, up to 19,173,758 shares of common stock have been reserved for issuance over the term of the Plan, of which 4,722,959 shares of common stock remain available for future issuance. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares. Stock options and restricted stock units generally vest 25% on each anniversary of the grant date for a period of four years.

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 12/31/04	8,587,864
Granted	3,275,000
Exercised	(551,956)
Expired/forfeited	(858,020)

Outstanding at 12/31/05	10,452,888
Granted	35,000
Exercised	(3,634,266)
Expired/forfeited	(402,590)

Outstanding at 12/31/06	6,451,032	$4.48
Granted	490,000	$7.38
Exercised	(1,994,686)	$4.14
Expired/forfeited	(84,450)	$7.67

Outstanding at 12/31/07	4,861,896	$4.87	6.30	$19,046,840

Vested and expected to vest at 12/31/07	4,796,525	$4.84	6.26	$18,946,146

Exercisable at 12/31/07	4,399,146	$4.63	5.95	$18,334,045

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $8.74 on December 31, 2007.

During the year ended December 31, 2007, the Company received $8,112,000 in cash proceeds and a $2,922,000 tax benefit for the exercise of 2,007,186 options. The intrinsic value of stock options exercised in the years ended December 31, 2007, 2006 and 2005 was $7.7 million, $12.6 million and $1.3 million, respectively.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $2.1 million, which the Company expects to recognize over a weighted-average period of 3.7 years.

A summary of the Company’s weighted average fair value for stock option activity in 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at December 31, 2006	35,000	$3.26
Granted	490,000	5.00
Forfeited	(56,000)	5.05

Non-vested stock options at December 31, 2007	469,000	$4.86

The weighted average grant date fair value of options granted in 2007, 2006 and 2005 was $5.00, $3.26 and $2.27, respectively.

The fair value of stock grants is calculated using the Black-Scholes option valuation model. The Company has not and does not expect to pay dividends; therefore, no specific dividend yield is utilized under the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employees’ stock option grants. The volatility assumption used to value option grants is based exclusively on the Company’s historical available closing stock price information. The Company can rely exclusively on this historical information if (1) the Company has no reason to believe that its future volatility over the expected or contractual term is likely to differ from the past, (2) the computation of historical volatility uses a simple average calculation method, (3) a sequential period of historical data at least equals the expected or contractual term of the share options is used and (4) a reasonably sufficient number of price observations are used. The expected term of employee stock options, which represents the period the stock options are expected to remain outstanding, was based on a combination of historical option exercise activity of prior grants with similar characteristics and expected future employee behavior. The expected life of employees’ stock option grants are impacted by all of the underlying assumptions used in the Company’s model. The Black-Scholes option pricing model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money. The Black-Scholes option pricing model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company.

The weighted average assumptions used to value the option grants are as follows:

	Year Ended December 31,
	2007	2006
Expected term (years)	5.8	5.8
Risk-free interest rate	4.1%	4.6%
Volatility	75.0%	83.5%
Dividend rate	0.0%	0.0%

During 2007 and 2006, the Company issued 158,000 and 387,000 restricted stock units, respectively, with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2007, and changes during the year ended December 31, 2007:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted stock units at December 31, 2006	387,000	$6.67
Granted	158,000	11.22
Vested	(111,375)	7.40
Forfeited	(50,375)	7.21

Non-vested restricted stock units at December 31, 2007	383,250	$8.19

The weighted average grant date fair value of restricted stock units granted in 2007 and 2006 was $11.22 and $6.37, respectively. There were no restricted stock units granted in 2005.

As of December 31, 2007, total unrecognized compensation expense related to unvested restricted stock units granted under the Plan was approximately $2.7 million, which the Company expects to recognize over a weighted average period of 2.7 years.

On December 19, 2005, the Company’s board of directors approved the termination of its Employee Stock Purchase Plan (“ESPP”) and the acceleration of the vesting of all then current unvested stock options awarded under the Plan, including stock options held by its employees, officers, directors and consultants. These unvested stock options consisted of both “in-the-money” as well as “out-of-the-money” options. Based upon the closing price of the Company’s common stock of $3.79 per share on December 19, 2005, approximately 47% of the total accelerated stock options were “in-the-money” with a weighted average exercise price of $3.20 per share. Of the accelerated stock options, options to purchase approximately 1.6 million shares of common stock were held by executive officers and non-employee directors (of which options to purchase 895,000 shares of common stock were “in-the-money”). Based on the closing price of the Company’s common stock on December 19, 2005, the Company’s historical employee turnover rates and estimate of future employee separation, the Company incurred a non-cash stock charge of approximately $374,000 as a result of the accelerated vesting in the fourth quarter of 2005. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company expensed the remaining unrecognized compensation expense associated with the options with accelerated vesting in the pro forma disclosure. The decision to terminate the ESPP and accelerate vesting of the stock options was made primarily to avoid recognizing the related compensation expense in the Company’s future consolidated financial statements with respect to the shares issued under the ESPP and the unvested stock options upon the Company’s adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006.

For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The table below sets forth the Company’s pro forma information for the years ended December 31, 2005, assuming the Company had determined compensation expense for awards under stock option plans and the Employee Stock Purchase Plan based on the fair value at the grant date. The pro forma information in the table below also reflects approximately $374,000 of compensation expense, the effect of the Company’s acceleration of all unvested stock options in December 2005 (in thousands, except share and per share amounts):

Year Ended December 31, 2005
Net income, as reported	$5,573
Add: Stock-based employee compensation expense, net of related tax effects	286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,169)

Pro forma net income (loss)	$(8,310)

Net income per share:
Basic—as reported	$0.12

Basic—pro forma	$(0.18)

Diluted—as reported	$0.12

Diluted—pro forma	$(0.18)
Weighted average shares outstanding:
Basic	45,243,141

Diluted	45,243,141

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option granted to employees is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions for the years ended December 31, 2005:

Year Ended December 31, 2005
Expected volatility	85%
Weighted-average risk-free interest rate	3.63% to 4.45%
Dividend yield	none
Average expected term	5.8
Weighted-average grant-date fair value	$2.27

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

12. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain substantially all of the Company’s manufacturing, engineering, research and development and testing operations. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is a major shareholder of the Company as of December 31, 2007. Manouch Moshayedi and Mark Moshayedi are also executive officers and directors of the Company as of December 31, 2007. In connection with the sale of assets of the Consumer Division on February 9, 2007, as further discussed in Note 6 above, Mike Moshayedi submitted his resignation and is no longer an executive officer or director of the Company. MDC has no operations other than leasing transactions with the Company.

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $18,000 per month during 2006. Beginning August 1, 2007, the monthly base rent was adjusted to approximately $20,000 based on the change in the Consumer Price Index. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $32,000 per month during 2006. Beginning August 1, 2007, the monthly base rent was adjusted to approximately $34,000 based on the change in the Consumer Price Index. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Building rent expense for these two facilities amounted to approximately $600,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, there was no outstanding facility rent owed to MDC.

In 2007, 2006 and 2005, the Company purchased $42,000, $49,000 and $45,000, respectively, in testing services from QualCenter, Inc., a Texas S Corporation company beneficially owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. QualCenter is located in Houston, Texas and performs tests and qualification services on Hewlett-Packard desktop, laptop, server, and workstation memory modules. QualCenter performs these services on an exclusive basis for Hewlett-Packard under an arrangement whereby Hewlett-Packard defines and specifies all test and evaluation procedures and methodologies.

13. Selected Quarterly Financial Data (unaudited) (in thousands):

Revision of Statement of Cash Flow Presentation Related to Leasehold Interest in Land

As discussed in Note 2 to the consolidated financial statements, the Balance Sheet and Consolidated Statements of Cash Flows for 2006 have been revised to correct the classification from property, plant and equipment to leasehold interest in land and from an investing activity to an operating activity for payments made for the use of land in Malaysia for a term of 60 years. The Company has determined that the upfront payments should be accounted for as an operating lease in accordance with SFAS 13, “Accounting for Leases,” and not the acquisition of land as previously reported. These corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company. The impact of the correction of this error on the previously reported statements of cash flows included in the Company’s Quarterly Reports on Form 10-Q filed during 2007 is included below. The Company concluded that these corrections were not material to any of its previously reported consolidated financial statements, based on SEC Staff Accounting Bulletin: No. 99-Materiality.

(in thousands)	Three Months Ended March 31, 2007	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2007
Cash flows from operations as reported	$13,684	$24,770	$37,325
Cash flows from operations as corrected	$13,237	$23,330	$35,534
Cash flows from investing activities as reported	$38,961	$29,340	$18,723
Cash flows from investing activities as corrected	$39,408	$30,780	$20,514

Quarter Ended:	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net revenues	$53,013	$44,699	$43,736	$47,204
Gross profit	15,896	12,980	13,708	14,425
Operating income	1,827	600	1,860	2,460
Income from continuing operations	1,534	506	1,717	2,053
Income (loss) from discontinued operations	(426)	324	(351)	4,657
Net income	$1,108	$830	$1,366	$6,710
Net income (loss) per share:
Basic:
Continuing operations	$0.03	$0.01	$0.04	$0.04
Discontinued operations	$(0.01)	$0.01	$(0.01)	$0.10

Total	$0.02	$0.02	$0.03	$0.14

Diluted:
Continuing operations	$0.03	$0.01	$0.04	$0.04
Discontinued operations	$(0.01)	$0.01	$(0.01)	$0.09

Total	$0.02	$0.02	$0.03	$0.13

Quarter Ended:	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net revenues	$74,284	$53,755	$47,281	$40,433
Gross profit	25,170	18,570	15,543	9,169
Operating income	12,849	9,224	6,303	1,228
Income from continuing operations	9,810	5,996	4,259	1,121
Income (loss) from discontinued operations	(331)	816	260	(80)
Net income	$9,479	$6,812	$4,519	$1,041
Net income (loss) per share:
Basic:
Continuing operations	$0.20	$0.13	$0.09	$0.02
Discontinued operations	$(0.01)	$0.02	$0.01	$—

Total	$0.19	$0.15	$0.10	$0.02

Diluted:
Continuing operations	$0.19	$0.12	$0.09	$0.02
Discontinued operations	$—	$0.02	$0.01	$—

Total	$0.19	$0.14	$0.10	$0.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 17th day of March, 2008.

STEC, Inc.

By:	/s/ MANOUCH MOSHAYEDI
Name:	Manouch Moshayedi
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANOUCH MOSHAYEDI Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	March 17, 2008

/s/ MARK MOSHAYEDI Mark Moshayedi	President, Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 12, 2008

/s/ DAN MOSES Dan Moses	Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President and Director	March 17, 2008

/s/ F. MICHAEL BALL F. Michael Ball	Director	March 12, 2008

/S/ RAJAT BAHRI Rajat Bahri	Director	March 12, 2008

/S/ VAHID MANIAN Vahid Manian	Director	March 12, 2008

/S/ JAMES J. PETERSON James J. Peterson	Director	March 13, 2008

EXHIBIT INDEX

Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	Exhibit 3.1 to the Current Report of the Registrant, filed March 8, 2007.

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Current Report of the Registrant, filed October 2, 2007.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for STEC, Inc. defining the rights of holders of common stock of STEC, Inc.

4.2	Specimen Stock Certificate	Exhibit 4.2 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and the Registrant	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and the Registrant	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended through April 17, 2006)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-136505) of the Registrant, filed August 11, 2006.

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.5	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between the Registrant and each of the shareholders of the Registrant	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 28, 2000.

10.6	License Agreement, dated August 22, 2000, by and between Micron Electronics and the Registrant	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed September 6, 2000.

10.7	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the Registrant, filed October 15, 2003.

10.8	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the Registrant, filed October 15, 2003.

Number	Description	Location

10.9†	Summary of Non-Employee Director Compensation Arrangements	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed November 8, 2006.

10.10††	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to The Registrant offering special incentives	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed February 12, 2007.

10.11†	Severance Agreement and General Release, dated February 9, 2007 by and between The Registrant and Mike Moshayedi	Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed February 12, 2007.

10.12†	2000 Stock Incentive Plan form of Notice of Grant of Stock Option	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.13†	2000 Stock Incentive Plan form of Stock Option Agreement	Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.14†	2000 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option	Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.15†	2000 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.16†	2000 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	Exhibit 10.18 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.17†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Manouch Moshayedi	Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.18†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Dan Moses	Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.19†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Mark Moshayedi	Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

21.1	List of Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.