Form 10-Q
period 2008-03-31
STEC, INC.
filed 2008-05-09
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 30, 2008 was 49,272,479.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2008

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$73,669	$94,326
Accounts receivable, net of allowances of $928 at March 31, 2008 and $944 at December 31, 2007	32,064	34,288
Inventory	39,272	31,556
Deferred income taxes	638	1,241
Other current assets	5,700	2,831
Current assets of discontinued operations	197	197

Total current assets	151,540	164,439

Marketable securities	6,808	—
Leasehold interest in land	2,618	2,662
Property, plant and equipment, net	38,093	35,266
Intangible assets	965	1,060
Goodwill	1,682	1,682
Other long-term assets	1,207	997
Deferred income taxes	3,590	3,578

Total assets	$206,503	$209,684

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$22,709	$16,638
Accrued and other liabilities	6,950	6,169
Liabilities of discontinued operations	483	483

Total current liabilities	30,142	23,290

Long-term income taxes payable	862	849

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,263,429 shares issued and outstanding as of March 31, 2008 and 50,433,672 shares issued and outstanding as of December 31, 2007	49	50
Additional paid-in capital	126,052	137,942
Retained earnings	49,398	47,553

Total shareholders’ equity	175,499	185,545

Total liabilities and shareholders’ equity	$206,503	$209,684

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$50,680	$47,204
Cost of revenues	34,026	32,779

Gross profit	16,654	14,425

Sales and marketing	4,441	4,433
General and administrative	5,313	3,833
Research and development	4,308	3,699

Total operating expenses	14,062	11,965
Operating income	2,592	2,460
Interest income	746	761

Income from continuing operations before provision for income taxes	3,338	3,221
Provision for income taxes	1,493	1,168

Income from continuing operations	$1,845	$2,053
Discontinued operations (Note 4):
Income from operations of Consumer Division (including gain on disposal of $7,967)	$—	$7,723
Provision for income taxes	—	(3,066)

Income from discontinued operations	$—	$4,657

Net income	$1,845	$6,710

Net income per share:
Basic:
Continuing operations	$0.04	$0.04
Discontinued operations	$—	$0.10

Total	$0.04	$0.14

Diluted:
Continuing operations	$0.04	$0.04
Discontinued operations	$—	$0.09

Total	$0.04	$0.13

Shares used in net income per share computation:
Basic	49,991	48,924

Diluted	51,323	51,696

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$1,845	$6,710
Income from discontinued operations	—	(4,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,917	1,045
Gain on sale of property, plant and equipment	(256)	(31)
Impairment loss on assets held for sale	138	—
Accounts receivable provisions (benefit)	148	(296)
Deferred income taxes	591	131
Stock-based compensation expense	332	240
Change in operating assets and liabilities:
Accounts receivable	2,076	8,929
Inventory	(7,716)	2,395
Leasehold interest in land	44	(447)
Other assets	(1,925)	(2,419)
Accounts payable	3,809	(5,194)
Accrued and other liabilities	794	(359)
Net cash flows provided by discontinued operations	—	7,190

Net cash provided by operating activities	1,797	13,237

Cash flows from investing activities:
Proceeds from sale of Consumer Division	—	43,043
Purchases of marketable securities	(47,711)	(91,309)
Sales of marketable securities	40,911	91,309
Purchase of property, plant and equipment	(3,742)	(3,700)
Proceeds from sale of property, plant and equipment	311	38
Net cash flows provided by discontinued operations	—	27

Net cash (used in) provided by investing activities	(10,231)	39,408

Cash flows from financing activities:
Proceeds from exercise of stock options	343	3,061
Tax benefit of employee stock option exercise and vesting of restricted stock units	437	4,062
Stock buyback	(13,003)	—

Net cash (used in) provided by financing activities	(12,223)	7,123

Net (decrease) increase in cash	(20,657)	59,768
Cash and cash equivalents at beginning of period	94,326	40,907

Cash and cash equivalents at end of period	$73,669	$100,675

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$2,265	$—

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim condensed consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at March 31, 2008, the consolidated results of operations for each of the three months ended March 31, 2008 and 2007, and the consolidated results of cash flows for each of the three months ended March 31, 2008 and 2007 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2007 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform with the 2008 presentation.

The condensed consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended March 31,
	2008		2007
	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	33%	44%	48%	53%
Customer B	21%	13%	*	*

*	Less than 10%

For each of the three months ended March 31, 2008 and 2007, international sales comprised 22% and 21%, respectively, of the Company’s revenues. No single foreign country accounted for more than 10% of revenues during each of the three months ended March 31, 2008 and 2007. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers. Going forward, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established.

Note 3 — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company elected the one-year deferral and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until the fiscal year beginning January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table summarizes the assets that are measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$6,808	$—	$6,808	$—

We have included our investments related to auction rate securities in the Level 2 category, as there are significant observable inputs associated with these items as discussed below.

Periodically, the Company invests in interest-bearing short-term investments. These investments consist of investment-grade auction rate securities classified as available-for-sale and reported at fair value. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par.

On a quarterly basis, the Company assesses its investments for impairment. If the investments are deemed to be impaired, the Company then determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, the Company records the impairment in the Company’s consolidated statements of income.

As of December 31, 2007, the Company did not hold any short-term investments, as its previous practice had been to liquidate its short-term investments near the end of each fiscal quarter. In the first quarter of 2008, auctions failed on two auction rate security positions held by the Company, as the result of current negative conditions in the credit markets. These investments totaling $6.8 million represent interests in debt obligations issued by municipalities. These bonds are insured and have AAA ratings. The underlying issuers of these bonds have credit ratings of AAA. As of April 30, 2008, all scheduled interest payments have been remitted to the Company from the related municipal bond issuers on a timely basis. As of March 31, 2008, the Company does not hold any other funds in auction rate securities. The Company believes that the credit quality of these assets has not been impacted and that the current lack of liquidity in the market is temporary; therefore, no impairment charges have been recorded as of March 31, 2008. As of March 31, 2008, the Company has valued these investments at cost, which it believes continues to be a reasonable approximation of fair value under current circumstances and information available to the Company in the absence of a liquid market. While the recent auction failures will limit the Company’s ability to liquidate these securities for a period of time, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements. Due to the current absence of a liquid market, the Company has reclassified its investments in auction rate securities from current assets to non-current assets in the Company’s consolidated condensed balance sheets. When liquidity for these types of investments returns in the market, the Company intends to sell these investments or reclassify them back to current assets. The Company intends to hold the investments until future auctions for the auction rate securities are successful or until it sells the securities in a secondary market. All such items represent significant other observable inputs which are consistent with a Level 2 assessment. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

Note 4 — Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. As of March 31, 2008, no amounts have been recorded in the condensed consolidated financial statements for this matter as the Company is still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the Purchasers.

Operating results of the Consumer Division as discontinued operations for the three months ended March 31, 2007 are summarized as follows (in thousands):

Three Months Ended March 31, 2007
Net sales	$28,693

Gain on disposition of Consumer Division	$7,967
Loss from discontinued operations	(244)
Income tax provision	(3,066)

Income on discontinued operations	$4,657

Assets and liabilities of the discontinued operation included in the consolidated balance sheets as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
Deferred income taxes	$197	$197

Current assets of discontinued operations	$197	$197

Accrued and other liabilities	$483	$483

Current liabilities of discontinued operations	$483	$483

Note 5 — Income Taxes

The provision for income taxes was $1.5 million and $1.2 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The Company’s effective tax rates were 44.7% and 36.3% for the three months ended March 31, 2008 and March 31, 2007, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from foreign losses that are not benefited, which partially offset the benefit from increases in tax-exempt interest income and federal tax credits related to research and development in 2008 and 2007. The increase in foreign losses that are not tax benefited is due to the short-term impact of the new global tax structure that the Company is in the process of implementing.

Note 6 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 4,457,431 and 5,488,764 shares of common stock were outstanding at March 31, 2008 and 2007, respectively. In addition, 355,000 and 504,500 restricted stock units payable in shares of common stock were outstanding at March 31, 2008 and 2007, respectively. For each of the three months ended March 31, 2008 and 2007, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,332,481 and 2,772,880, respectively.

Note 7 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$25,551	$20,105
Work-in-progress	514	772
Finished goods	13,207	10,679

	$39,272	$31,556

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Payroll costs	$5,383	$5,165
Marketing	501	439
Other	1,066	565

Total	$6,950	$6,169

Note 8 — Commitments and Contingencies

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against the Company, an estimate of potential damages, if any, would be premature and speculative. The Company believes this lawsuit is without merit and it intends to vigorously defend itself against it. As of March 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary, gigabyte basis for measurement. Although the Company believes this lawsuit is without merit, it has agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, the Company will pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The terms of the settlement remain subject to court approval. The Company has notified all of the suppliers who have supplied it with the hard drives involved, since the Company believes that those suppliers have a legal duty to indemnify it for any damages. There can be no assurance, however, that any of our suppliers will indemnify us for any damages resulting from this lawsuit. Our insurance company has denied our claim for coverage. As of March 31, 2008, the Company has accrued an estimate of the potential rebate liability and legal fees of approximately $483,000, which is included as a component of discontinued operations since the related products were Consumer Division products. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that the Company infringes four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that the Company infringes an additional Seagate patent – U.S. Patent No. 5,261,058. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The Company is reviewing Seagate’s allegations but believes they are without merit and intends to vigorously defend itself in the lawsuit. As of March 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

Note 9 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$477	$593	$1,070	$423	$647
Customer relationships (five years)	900	528	372	900	487	413

Total intangible assets	$1,970	$1,005	$965	$1,970	$910	$1,060

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $96,000 for each of the three months ended March 31, 2008 and 2007. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2008 and the years ending December 31, 2009, 2010 and 2011 is $284,000, $352,000, $217,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

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

At March 31, 2008, the Plan provided for the issuance of up to 21,191,105 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

During the three months ended March 31, 2008, options for the purchase of 55,000 shares at a weighted-average option price of $5.97 per share, with annual vesting of 25%, were awarded. The contractual lives of 2008 awards are consistent with those of prior years.

At March 31, 2008, 6,704,056 shares of common stock were available for grant under the Plan.

During the three months ended March 31, 2008, the Company repurchased 1,669,208 shares of common stock at an average share price of $7.79, including commissions. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by the Company in the future.

Note 11 — New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, the Company adopted the provisions of SFAS No. 159 and did not elect the fair value option to measure certain financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until December 31, 2008.

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

Cautionary Statement

Certain statements in this report, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update any forward-looking statements for any reason. The section entitled “Risk Factors” set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Reports on Form 10-K, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Discontinued Operations of Consumer Division

On February 9, 2007, we completed the sale of assets of our Consumer Division, including the name “SimpleTech,” to Fabrik, Inc. and Fabrik Acquisition Corp. for approximately $43 million, or approximately $10 million more than the net working capital of the Consumer Division. The selling price is subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. Subsequent to the closing of the sale, the purchasers disputed certain amounts calculated by us in regards to the purchase price adjustment. The original claim amount was approximately $6.7 million and was submitted to a third party arbitrator in accordance with the terms of the Asset Purchase Agreement. During the arbitration proceeding, the purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the remaining purchasers’ claims. As of March 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as we are still in the process of enforcing the arbitrator’s decision and resolving other less significant post-closing items with the purchasers.

The sale of the assets of the Consumer Division meets the criteria defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is presented herein as such. The results of operations and gain on the sale of the assets of the Consumer Division are reported in income (loss) from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, we now operate as a single reportable segment. The discussion of our financial condition and results of operations contained in this Form 10-Q include the operating results of our OEM business with our former Consumer Division being accounted for as a discontinued operation.

Overview

STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Headquartered in Santa Ana, California, we specialize in developing high-speed, high-capacity solid-state Flash drives and memory cards, used in sensitive and highly-volatile environments, and high-density DRAM modules.

We market our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•

Developing and qualifying customized Flash-based products, including our ZeusIOPS, Mach8IOPS and Mach8/MLC product lines, for the enterprise storage, enterprise server and notebook applications, respectively;

•	Targeting new customers for our value-add DRAM memory solutions; and

•	Expanding our international business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware form factors and made strategic acquisitions that have expanded our Flash design capabilities and sales and marketing infrastructure. We believe that our continued investment in our Flash capabilities will positively impact the future growth of our Flash revenues.

A major area of our Flash-based product investment has been focused on solid state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in at least four distinct market segments: enterprise storage and video-on-demand (VoD) applications, military and industrial applications, blade servers and PC, mobile computing and consumer-related markets. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to develop over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

Flash product revenue increased 22% from $24.1 million in the first quarter of 2007 to $29.3 million in the first quarter of 2008. We expect our continued investments in Flash custom design and controller development to result in sustained revenue growth from our Flash product line in 2008. Flash product gross margins were significantly higher than DRAM product gross margins in the first quarters of 2008 and 2007.

We offer both monolithic DRAM modules and DRAM modules based on our stacking technology. Prior to 2005, a substantial portion of our DRAM business had been comprised of stacked DRAM modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our DRAM business will be derived from monolithic DRAM modules. DRAM product revenue decreased 9% from $21.7 million in the first quarter of 2007 to $19.8 million in the first quarter of 2008.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, Germany, Italy, Hong Kong, Japan, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support product development and revenue growth in those geographic regions. We have also completed construction of a 210,000 square foot manufacturing facility in Malaysia, which we expect will reduce average production and administrative labor costs, provide better access to growing markets internationally, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment, and lower our overall long-term effective tax rate. However, we anticipate pre-opening costs related to the start-up of the Malaysia manufacturing facility, as well as transition-related costs, to negatively impact our earnings in the short-term. The facility is expected to ramp up to meaningful production levels by the end of the second quarter of 2008. During the first quarter of 2008, we incurred approximately $1.9 million of pre-opening expenses related to the establishment of this facility. Of the $1.9 million, approximately $710,000 represents general and administrative expenses, $280,000 represents research and development expenses, and $900,000 relates to manufacturing overhead.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 76.1% of our revenues in the first three months of 2008, compared to 73.5% of our total revenues in the first three months of 2007. We had two customers account for more than 10.0% of our revenues, at 43.5% and 12.6%, for the three months ended March 31, 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 53.3%, for the same period in 2007.

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

International sales of our products accounted for 21.9% of our revenues in the first three months of 2008, compared to 20.8% of our revenues in the first three months of 2007. No single foreign country accounted for more than 10% of revenues during each of the three months ended March 31, 2008 and 2007. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers. Going forward, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established. For the three months ended March 31, 2008 and 2007, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been, and expect to continue to experience some seasonality in our business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending to their full capital budgets before the end of each year.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	67.1	69.4

Gross profit	32.9	30.6
Operating expenses:
Sales and marketing	8.8	9.4
General and administrative	10.5	8.1
Research and development	8.5	7.8

Total operating expenses	27.8	25.3
Operating income	5.1	5.3
Interest income	1.5	1.6

Income from continuing operations before provision for income taxes	6.6	6.9

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Net Revenues. Our revenues were $50.7 million in the first quarter of 2008, compared to $47.2 million in the same period in 2007. Revenues increased 7.4% in the first quarter of 2008 due primarily to a 13.7% increase in unit shipments, partially offset by a 5.3% decrease in average sales price, or ASP, from $38 in the first quarter of 2007 to $36 in the first quarter of 2008. The increase in revenues and unit shipments was due primarily to a 21.4% increase in Flash memory sales and a 15.6% increase in Flash memory units shipped. Flash product shipments increased due to an increase in orders from new and existing customers in the first quarter of 2008. The decrease in our ASP resulted primarily from a decrease in DRAM ASP as the result of lower DRAM component pricing in the first quarter of 2008 compared to the first quarter of 2007.

Revenues for our Zeus IOPS product line were $7.0 million in the first quarter of 2008. We expect sequential growth of Zeus IOPS revenues in the second quarter of 2008. We believe that the market’s adoption of Zeus IOPS is in its infancy. We have accelerated our qualifications with several new, top-tier Enterprise-Storage customers, and we anticipate that these customers will ramp up production by the end of 2008.

Our Mach8/MLC SSDs represent a breakthrough in that they will reduce the cost per gigabyte of Notebook SSDs by more than 50% compared to SLC-based Notebook SSDs. In addition, our Mach8/MLC SSDs achieve better performance than the SLC-based SSDs currently available in the market. The pace of qualifications of our Mach8/MLC SSDs with several top-tier Notebook customers has accelerated since the beginning of the year. We expect that major notebook OEMs will ramp to sizeable production volumes during the third quarter of 2008.

The Mach8 IOPS SSDs enable our Enterprise-Server customers to achieve high read and write IOPS performance at a very compelling cost. The qualification process for our Mach8 IOPS product line is progressing as planned with several top-tier Enterprise-Server customers. We have several Mach8 IOPS revenue opportunities that we expect to ramp to production late in the fourth quarter of 2008 or early in the first quarter of 2009.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $20.4 million as of March 31, 2008, compared to $19.2 million as of March 31, 2007. The increase in backlog at March 31, 2008 compared to March 31, 2007 was due primarily to increased orders primarily for our SSD product lines in the first quarter of 2008, partially offset by the conversion of our largest customer to a consignment sales model in the second half of 2007. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $16.7 million in the first quarter of 2008, compared to $14.4 million in the same period in 2007. Gross profit as a percentage of revenues was 32.9% in the first quarter of 2008, compared to 30.6% in the first quarter of 2007. The increase in gross profit in absolute dollars was due primarily to increased revenues and unit shipments for Flash products. Gross profit as a percentage of revenue in the first quarter of 2008 increased due primarily to a shift in product mix toward higher gross profit margin Flash products and an increase in gross profit margin for DRAM products, partially offset by an increase in production and labor overhead due to start-up costs related to the Company’s Malaysia facility.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.4 million in the first quarters of 2008 and 2007. Sales and marketing expenses as a percentage of revenue were 8.8% in the first quarter of 2008, compared to 9.4% in the first quarter of 2007. Sales and marketing expenses in the first quarter of 2008 included approximately $500,000 in increased commissions paid and shipping expenses as a result of a higher revenue level and an increase in units shipped, the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products. Sales and marketing expenses in the first quarter of 2008 also included an offsetting decrease of approximately $500,000 in sample evaluation product expenses in the first quarter of 2008 compared to the first quarter of 2007 as the result of an effort to decrease issuances of free customer product samples to reduce expenses associated with higher value SSD products being developed and marketed in 2008. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $5.3 million in the first quarter of 2008, compared to $3.8 million in the first quarter of 2007. General and administrative expenses as a percentage of revenues were 10.5% in the first quarter of 2008, compared to 8.1% in the first quarter of 2007. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll and payroll-related costs ($530,000), pre-opening costs related to the establishment of a new facility in Malaysia ($440,000), and global tax structuring costs ($320,000). Payroll and payroll-related costs increased due to higher stock-based compensation and bonuses and an increase in employee headcount.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $4.3 million in the first quarter of 2008, compared to $3.7 million in the first quarter of 2007. Research and development expenses as a percentage of revenues were 8.5% in the first quarter of 2008 compared to 7.8% in first quarter of 2007. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our Flash product line.

Interest Income. Interest income was $746,000 in the first quarter of 2008 and $761,000 in the first quarter of 2007. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. This decrease in interest income resulted primarily from lower interest rates in the first quarter of 2008 compared to the first quarter of 2007.

Provision for Income Taxes. The provision for income taxes was $1.5 million and $1.2 million in the first quarters of 2008 and 2007, respectively. As a percentage of income before provision for income taxes, provision for income taxes increased from 36.3% in the first quarter of 2007 to 44.7% in the first quarter of 2008 due primarily to an increase in foreign losses that are not benefited, which partially offset the benefit from increases in tax-exempt interest income and federal tax credits related to research and development in 2008. The increase in foreign losses that are not tax benefited is due to the short-term impact of the new global tax structure that we are in the process of implementing. Once the structure is in place, we expect to receive significant long-term tax benefits.

Subsequent to the public announcement of our first quarter 2008 results, we recorded an adjustment to the first quarter 2008 provision for income taxes due to changes in the assumptions used to project full year income for our subsidiaries that reside in various tax jurisdictions. The impact of this adjustment resulted in an increase in the provision for income taxes and a decrease in net income by $249,000 for the first quarter 2008. The adjustment was not reflected in our first quarter 2008 earnings announcement which was released on May 5, 2008 but has been incorporated in our Form 10-Q for the first quarter 2008.

Income from Continuing Operations. Income from continuing operations was $1.8 million and $2.1 million in the first quarters of 2008 and 2007, respectively. The $2.2 million increase in gross profit was offset by a $2.1 million increase in operating expenses and a $325,000 increase in the provision for income taxes in the first quarter of 2008. The increase in operating expenses is due primarily to expansion efforts in Asia and Europe, an increase in employee compensations costs, higher professional fees, and increased investments in research and development for new Flash products.

Income from Discontinued Operation. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. Income from discontinued operations was $4.7 million in the first quarter of 2007 due to the gain on disposal, net of taxes.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of March 31, 2008, we had working capital of $121.4 million, including $73.7 million of cash and cash equivalents, compared to working capital of $141.1 million, including $94.3 million of cash and cash equivalents as of December 31, 2007 and working capital of $158.9 million, including $100.7 million of cash and cash equivalents as of March 31, 2007. Current assets were 5.0 times current liabilities at March 31, 2008, compared to 7.1 times current liabilities at December 31, 2007, and 8.4 times current liabilities at March 31, 2007.

In January 2008, we made investments in certain tax-exempt auction rate securities which represent interests in debt obligations issued by municipalities. These bonds are insured and have AAA ratings. The underlying issuers of these bonds have credit ratings of AAA. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In the first quarter of 2008, auctions failed on two auction rate security positions held by us totaling $6.8 million, as the result of current negative conditions in the credit markets. As of March 31, 2008, we do not hold any other funds in auction rate securities. We believe that the credit quality of these assets has not been impacted and that the current lack of liquidity in the market is temporary; therefore, no impairment charges have been recorded as of March 31, 2008. As of March 31, 2008, we valued these investments at cost, which we believe to be a reasonable approximation of fair value under current circumstances and information available to us in the absence of a liquid market. While the recent auction failures will limit our ability to liquidate these securities for a period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements. We intend to hold the investments until liquidity returns to the auction rate securities market. Due to the current absence of a liquid market, we have reclassified our investments in auction rate securities from current assets to non-current assets in our consolidated condensed balance sheets. When liquidity for these types of investments returns in the market, we intend to sell these investments or reclassify them back to current assets. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the bond insurance market, we may be required to record an impairment charge on these investments in the future.

Cash Provided by Operating Activities in the Three Months Ended March 31, 2008 and 2007

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2008 and resulted primarily from a $2.2 million decrease in accounts receivable, net of allowances, a $3.8 million increase in accounts payable, a $794,000 increase in accrued and other liabilities, a $591,000 decrease in deferred income taxes, net income of $2.1 million and non-cash depreciation and amortization of $1.9 million, partially offset by a $7.7 million increase in inventory and a $1.9 million increase in other assets. Accounts receivable, net of allowances, decreased primarily due to lower sales in the first quarter of 2008 compared to the fourth quarter of 2007. Accounts payable increased as a result of higher inventory purchases and capital expenditures in the three months ended March 31, 2008 compared to the three months ended December 31, 2007. Accrued and other liabilities increased primarily due to a $880,000 increase in income taxes payable. Inventory increased due to an increase in purchases of Flash inventory in the first quarter of 2008 in anticipation of increased production volumes for SSD products. Other assets increased due primarily to increased prepayments for inventory purchases.

Net cash provided by operating activities was $13.2 million for the three months ended March 31, 2007 and resulted primarily from an $8.6 million decrease in accounts receivable, net of allowances, a $2.4 million decrease in inventory, income from continuing operations of $2.1 million, cash flows provided by discontinued operations of $7.2 million and non-cash depreciation and amortization of $1.0 million, partially offset by a $5.2 million decrease in accounts payable, and $2.4 million increase in other assets. Accounts receivable, net of allowances, decreased due primarily to lower sales in the first quarter of 2007 compared to the fourth quarter of 2006. Inventory decreased due to an increase in inventory reserves in the first quarter of 2007 and less purchases of inventory in the first quarter of 2007 as the result of vendor required last time buys on certain inventory items in late 2006 which supported customer demand through the first quarter of 2007. Inventory write-downs increased from $134,000 for three months ended March 31, 2006 to $855,000 for the three months ended March 31, 2007 primarily due to a decline in market prices for certain inventory parts. The cash provided by discontinued operations of the Consumer Division for the three months ended March 31, 2007 was primarily due to working capital changes and $4.7 million of income from discontinued operations. Accounts payable decreased as a result of lower inventory purchases for the three months ended March 31, 2007 compared to the three months ended December 31, 2006. Other assets increased by $2.4 million due primarily to increased prepayments for inventory purchases.

Cash (Used in) Provided by Investing Activities for the Three Months Ended March 31, 2008 and 2007

Net cash used in investing activities was $10.2 million for the three months ended March 31, 2008 resulting primarily from a $6.8 million net increase in marketable securities and a $3.7 million in purchases of property, plant and equipment related to production equipment for the United States and Malaysia locations. Net cash provided by investing activities was $39.4 million for the three months ended March 31, 2007 resulting primarily from $43.0 million cash received in connection with the sale of the assets of our Consumer Division in February 2007, partially offset by $3.7 million in purchases of property, plant and equipment. The purchases of property, plant and equipment were related to production equipment for the United States and Malaysia locations. During the three months ended March 31, 2007, we had purchases and sales of marketable securities of $91.3 million.

As of March 31, 2008, we have made capital expenditures of approximately $24.2 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $20.0 million over the next five years ending March 31, 2013. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash (Used in) Provided by Financing Activities for the Three Months Ended March 31, 2008 and 2007

Net cash used in financing activities was $12.2 million for the three months ended March 31, 2008 and resulted from a $13.0 million repurchase of our common stock under our share repurchase program, partially offset by $343,000 in proceeds realized from the exercise of stock options and $437,000 tax benefit from employee stock option exercises and vestings of restricted stock units. In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. In May 2007, our board of directors authorized the expansion of the existing repurchase program enabling us to repurchase up to $60.0 million of our common stock over an 18-month period expiring on November 18, 2008. We repurchased 1,669,208 shares of common stock at an average share price of $7.79, including commissions during the three months ended March 31, 2008. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by us in the future. Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2007 and resulted from $3.1 million in proceeds realized from the exercise of stock options and $4.1 million tax benefit from employee stock option exercises and vestings of restricted stock units.

We believe that our existing assets, cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	whether our revenues increase substantially;

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	expansion of our international business, including the opening of offices and facilities in foreign countries;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	our entrance into new markets;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	competitors’ responses to our products.

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

Set forth in the table below is our estimate of our significant contractual obligations at March 31, 2008.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,317	$750	$1,450	$1,336	$2,781
Non-cancelable capital equipment purchase commitments	4,035	4,035	—	—	—
Non-cancelable inventory purchase commitments	11,802	11,802	—	—	—
Other non-cancelable purchase commitments	198	198	—	—	—

Total	$22,352	$16,785	$1,450	$1,336	$2,781

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first three months ended March 31, 2008 and 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We elected the one-year deferral and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until the fiscal year beginning January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table summarizes the assets that are measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$6,808	$—	$6,808	$—

We have included our investments related to auction rate securities in the Level 2 category, as there are significant observable inputs associated with these items as discussed below.

Periodically, we invest in interest-bearing short-term investments. These investments consist of investment-grade auction rate securities classified as available-for-sale and reported at fair value. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par.

On a quarterly basis, we assess our investments for impairment. If the investments are deemed to be impaired, we then determine whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, we record an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, we record the impairment in our consolidated statements of income.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, we adopted the provisions of SFAS No. 159 and did not elect the fair value option to measure certain financial instruments.

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

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and marketable securities. We periodically invest in marketable securities as part of our investment strategy. As of December 31, 2007, we did not hold any short-term investments, as our previous practice had been to liquidate our short-term investments near the end of each fiscal quarter. However, as of March 31, 2008, we held $6.8 million of tax-exempt auction rate securities which represent interests in debt obligations issued by municipalities. In the first quarter of 2008, auctions failed on two auction rate security positions held by us, as the result of current negative conditions in the credit markets. As of March 31, 2008, we held marketable securities of $6.8 million, which represents the total par value of the two investments. As of April 30, 2008, all scheduled interest payments have been remitted to us from the related municipal bond issuers on a timely basis. While the recent auction failures will limit our ability to liquidate these securities for a period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements. We intend to hold the investments until future auctions for the auction rate securities are successful, or until we sell the securities in a secondary market. Based on our expectations of future liquidity, we have classified our marketable securities as current assets. Please refer to Part II, Item 1A (“Risk Factors”) in our Annual Report on Form 10-K for the period ended December 31, 2007 for a further discussion of our exposure to foreign currency risk.

We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At March 31, 2008, our cash and cash equivalents were $73.7 million invested in money market and other interest bearing accounts.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $805,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents and marketable securities as of March 31, 2008 were as follows:

	Expected Maturity Date
	Before April 1, 2009	Thereafter	Total	Fair Value 3/31/2008
Cash and cash equivalents:
Money market funds	$73,669,000	$—	$73,669,000	$73,669,000
Marketable securities:
Auction rate securities		6,808,000	6,808,000	6,808,000

Total cash and cash equivalents and marketable securities	$73,669,000	$6,808,000	$80,477,000	$80,477,000

Weighted average interest rate			3.39%	3.39%

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

Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2008, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001 against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Because the final outcome of the related cases are expected to affect the Lemelson Foundation’s lawsuit against us, an estimate of potential damages, if any, would be premature and speculative. We believe this lawsuit is without merit and we intend to vigorously defend ourselves against it. As of March 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary gigabyte basis for measurement. Although we believe this lawsuit is without merit, we have agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, we will pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The terms of the settlement remain subject to court approval. We have notified all of the suppliers who have supplied us with the hard drives involved, since we believe that those suppliers have a legal duty to indemnify us for any damages. There can be no assurance, however, that any of our suppliers will indemnify us for any damages resulting from this lawsuit. Our insurance company has denied our claim for coverage. As of March 31, 2008, we have accrued an estimate of the potential rebate liability and legal fees of approximately $483,000, which is included as a component of discontinued operations since the related products were sold by our Consumer Division, which was sold in February 2007. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that we infringe four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that we infringe an additional Seagate patent – U.S. Patent No. 5,261,058. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. We are reviewing Seagate’s allegations but believe they are without merit and intend to vigorously defend ourselves in the lawsuit. As of March 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as management believes an unfavorable outcome is not probable.

We are not currently involved in any other material legal proceedings. However, we are involved in other suits and claims in the ordinary course of business, and, from time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and we intend to contest them vigorously.

ITEM 1A.	RISK FACTORS

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. You should carefully consider these risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, may also adversely impact and impair our business. If any of these risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Three risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are not included below, because they are either addressed in other risk factors or management believes they are no longer significant risk factors for the Company. These three risk factors involve managing growth by improving our systems, controls and procedures and relocating to new or larger facilities; experiencing losses in the future; and compliance with environmental laws and regulations.

We expect our quarterly operating results to fluctuate in future periods, causing our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our future results of operations will depend on many factors including:

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer and product revenue mix;

•	The effects of litigation, including costs and expenses and diversion of management resources;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Expenses associated with the start up of new operations or divisions.

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives; and

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

Typically, IC devices represent more than 80% of the component costs of our manufactured Flash products and DRAM modules. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. Samsung currently supplies substantially all of the IC devices used in our Flash memory products. Micron, Qimonda and Samsung currently supply substantially all of the DRAM IC devices used in our DRAM products. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A disruption in or termination of our supply relationship with any of our significant suppliers, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, could increase our costs or the prices of our products and adversely affect our revenues and business.

Our customers qualify specific Flash and DRAM ICs that are components in our products as part of the product qualification process. If any of our suppliers experience quality control problems, our products that utilize that supplier’s IC may be disqualified by one or more of our customers. This would disrupt our supply of ICs, reduce the number of suppliers available to us and adversely affect our ability to fulfill our customers’ product orders. Further, we may be required to qualify a new supplier’s IC, which could negatively impact our revenues during the new qualification process. There can be no assurance that we would be able to find and successfully qualify new suppliers in a timely manner or obtain ICs from new suppliers on commercially reasonable terms.

Moreover, from time to time, our industry experiences shortages in Flash and DRAM IC devices which have driven up the price of those components and required some vendors to place their customers, ourselves included, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors.

We have a less diversified customer base and our future success will be dependent on our ability to grow our business.

As a result of the divestiture of our Consumer Division, we have a less diversified customer base and our future success will be dependent on our ability to grow our business with new customers. There can be no assurance that we will be successful in growing our business with new customers. Our failure to grow our business with new customers will hurt our reputation and harm our business, financial condition and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Our ten largest customers accounted for an aggregate of 76.1% and 73.5% of our revenues in the three months ended March 31, 2008 and 2007, respectively. We had two customers account for more than 10.0% of our revenues, at 43.5% and 12.6%, for the three months ended March 31, 2008 compared to one customer, at 53.3%, for the same period in 2007. Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner.

The enterprise storage, enterprise serve, notebook, high-performance computing and networking and communications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors for SSD/Flash products include: Seagate, SanDisk, Toshiba, Western Digital, Intel and Samsung; and for DRAM products include: SMART Modular and Micron. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be in a better position to influence or respond to new or emerging technologies or standards and to changes in customer requirements than us. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

In addition, some of our significant suppliers, including Micron, Qimonda and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, improved pricing or render our technology or products uncompetitive, any of which could cause a decline in sales or loss of market acceptance of our products.

Ineffective management of inventory levels or product mix, order cancellations, product returns and inventory write-downs could adversely affect our results of operations.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $0 and $855,000 during the three months ended March 31, 2008 and 2007, respectively.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third-party could claim that our products infringes a patent or other proprietary right. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’

proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation. A license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

We are currently involved in two lawsuits regarding intellectual property infringement as further described under “Legal Proceedings.” Most recently, Seagate filed a lawsuit alleging that we infringe five of its patents, including one related to solid state drive (SSD) technology and another related to stacking technology. Because litigation is inherently uncertain, we cannot predict the outcome of these lawsuits. We expect litigation will likely divert the efforts and attention of our key management and technical personnel. In addition, we expect to incur substantial legal fees and expenses in connection with these lawsuits. As a result, our defense of these lawsuits, regardless of their eventual outcomes, is expected to be costly and time consuming.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages that may result in a material adverse effect on our business and results of operations.

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

In addition, despite our efforts to protect or intellectual property rights and confidential information, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. In addition, if any of our patents are challenged and found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products related to such patents would cease. We have on at least one occasion applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks.

Declines in our average sales prices may result in declines in our revenues and gross profit.

Our industry is competitive and characterized by historical declines in average sales prices. Our average sales prices may decline due to several factors, including overcapacity in the worldwide supply of DRAM and Flash memory component as a result of increased manufacturing efficiencies, new manufacturing processes and manufacturing capacity expansions by component suppliers. In the past, overcapacity has resulted in significant declines in component prices, which has negatively impacted our average sales prices, revenues and gross profit. In addition, our competitors and customers also impose significant pricing pressures on us. Since a large percentage of our sales are to a small number of customers that are primarily distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. If not offset by increases in demand for our products, decreases in average sales prices would likely have a material adverse effect on our business and operating results.

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

We completed the construction of our 210,000 square foot manufacturing facility in Malaysia in January 2008 that is expected, over time, to serve as a major hub for our Asia operational activities including manufacturing, sales and marketing, procurement, and logistics. A failure to successfully and timely integrate these operations into our global infrastructure will have a negative impact on our overall operations, cause us to delay or forego some of the original perceived benefits of operating internationally such as lower average production and engineering labor costs, better access to growing markets in Asia, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, have required most public companies, including us, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we have incurred significant costs on outside professional advisers to assist us with these efforts. These costs have included increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and Nasdaq. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. We intend to invest the necessary resources to comply with evolving laws, regulations and standards. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we will be required to incur additional expenses.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Any potential future acquisition involves numerous risks, including, among others:

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

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of an acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. For example, in June 2004 we discontinued the operation of our Xiran Division, which was formed in 2002 as a result of our acquisition of technology for networked storage applications. We were unable to successfully bring the Xiran Division products to market after funding its operations for over two years. In connection with the discontinued operation, we recorded a non-cash charge of approximately $3.0 million in the second quarter of 2004.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 52% of our outstanding common stock at March 31, 2008 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. For each of the three months ended March 31, 2008 and 2007, international sales comprised 22% and 21%, respectively, of the our revenues. For each of the three months ended March 31, 2008 and 2007, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Disruption of our operations in manufacturing facilities would substantially harm our business.

Our manufacturing operations are located in our facilities in Santa Ana, California and Penang, Malaysia. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

Our Penang operation, which has recently begun to produce significant volumes, will continue to ramp production in subsequent quarters. While our management team is overseeing this transition, the operation itself has a limited operating history and we have limited experience operating in foreign countries. As a result, a disruption of our manufacturing operations resulting from ramp-up related challenges such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment, and management and coordination of a new logistics network within our global operations could cause us to cease, delay, or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

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

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, import/export controls and tax. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. These enforcement actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We periodically invest in marketable securities as part of our investment strategy. In January 2008, we made investments in certain tax-exempt auction rate securities which represent interests in debt obligations issued by municipalities. These bonds are insured and have AAA ratings. The underlying issuers of these bonds have credit ratings of AAA. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. In the first quarter of 2008, auctions failed on two auction rate security positions held by us totaling $6.8 million, as the result of current negative conditions in the credit markets. As of March 31, 2008, we do not hold any other funds in auction rate securities. No impairment charges have been recorded as of March 31, 2008, as we believe that cost is a reasonable approximation of fair value under current circumstances and information available. However, if the credit market does not improve, auctions for our invested amounts may fail in the future. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the bond insurance market, we may be required to record an impairment charge on these investments in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for the three months ended March 31, 2008 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
As of December 31, 2007	335,847	$7.48	335,847	$57,487,865
January 1 through January 31, 2008	646,586	$7.87	646,586	$52,399,233
February 1 through February 29, 2008	1,022,622	$7.74	1,022,622	$44,484,139
March 1 through March 31, 2008	—	$—	—	$44,484,139

Total	1,669,208	$7.79	2,005,055	$44,484,139

(1)	In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. On May 22, 2007 we announced that our board of directors had authorized the expansion of the existing share repurchase program enabling us to repurchase up to $60 million of our common stock over an 18-month period expiring on November 18, 2008. Repurchases under our share repurchase program were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by us in the future. All shares were purchased pursuant to our existing share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: May 9, 2008	/s/ DAN MOSES
Dan Moses
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

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