Form 10-Q
period 2008-06-30
STEC, INC.
filed 2008-08-11
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 31, 2008 was 50,081,444.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2008

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$62,847	$94,326
Accounts receivable, net of allowances of $577 at June 30, 2008 and $944 at December 31, 2007	32,901	34,288
Inventory	78,915	31,556
Deferred income taxes	1,980	1,241
Other current assets	4,210	2,831
Current assets of discontinued operations	—	197

Total current assets	180,853	164,439

Leasehold interest in land	2,607	2,662
Property, plant and equipment, net	43,169	35,266
Intangible assets	870	1,060
Goodwill	1,682	1,682
Other long-term assets	1,689	997
Deferred income taxes	3,644	3,578

Total assets	$234,514	$209,684

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$40,243	$16,638
Accrued and other liabilities	8,008	6,169
Liabilities of discontinued operations	62	483

Total current liabilities	48,313	23,290

Long-term income taxes payable	875	849
Commitments and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,081,444 shares issued and outstanding as of June 30, 2008 and 50,433,672 shares issued and outstanding as of December 31, 2007	50	50
Additional paid-in capital	134,464	137,942
Retained earnings	50,812	47,553

Total shareholders’ equity	185,326	185,545

Total liabilities and shareholders’ equity	$234,514	$209,684

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$56,199	$43,736	$106,879	$90,940
Cost of revenues	38,029	30,028	72,055	62,807

Gross profit	18,170	13,708	34,824	28,133

Sales and marketing	4,671	4,273	9,112	8,706
General and administrative	5,599	4,082	10,912	7,915
Research and development	4,847	3,493	9,155	7,192

Total operating expenses	15,117	11,848	29,179	23,813
Operating income	3,053	1,860	5,645	4,320
Interest income	420	977	1,166	1,738

Income from continuing operations before provision for income taxes	3,473	2,837	6,811	6,058
Provision for income taxes	2,150	1,120	3,643	2,288

Income from continuing operations	$1,323	$1,717	$3,168	$3,770
Discontinued operations (Note 3):
Income (loss) from operations of Consumer Division (including gain on disposal of $8,005)	$149	$(14)	$149	$7,267
Provision for income taxes	(58)	(337)	(58)	(2,961)

Income (loss) on discontinued operations	$91	$(351)	$91	$4,306

Net income	$1,414	$1,366	$3,259	$8,076

Net income per share:
Basic:
Continuing operations	$0.03	$0.04	$0.07	$0.07
Discontinued operations	$0.00	$(0.01)	$0.00	$0.09

Total	$0.03	$0.03	$0.07	$0.16

Diluted:
Continuing operations	$0.03	$0.04	$0.06	$0.07
Discontinued operations	$0.00	$(0.01)	$0.00	$0.09

Total	$0.03	$0.03	$0.06	$0.16

Shares used in net income per share computation:
Basic	49,612	48,682	49,801	49,430

Diluted	51,225	50,445	51,274	51,698

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$3,259	$8,076
Income from discontinued operations	(91)	(4,306)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,034	2,094
Gain on sale of furniture, fixtures and equipment	(247)	(34)
Impairment loss on assets held for sale	138	—
Accounts receivable benefit	(45)	(44)
Deferred income taxes	(805)	305
Stock-based compensation expense	894	405
Change in operating assets and liabilities:
Accounts receivable	1,432	5,045
Inventory	(47,359)	15,683
Leasehold interest in land	55	(1,440)
Other assets	(909)	(922)
Accounts payable	22,790	(8,756)
Accrued and other liabilities	1,865	385
Net cash flows (used in) provided by discontinued operations	(133)	6,839

Net cash (used in) provided by operating activities	(15,122)	23,330

Cash flows from investing activities:
Proceeds from sale of Consumer Division	—	43,043
Purchases of marketable securities	(47,770)	(241,363)
Sales of marketable securities	47,770	241,363
Purchase of property, plant and equipment	(12,296)	(12,331)
Proceeds from sale of property, plant and equipment	311	41
Net cash flows provided by discontinued operations	—	27

Net cash (used in) provided by investing activities	(11,985)	30,780

Cash flows from financing activities:
Proceeds from exercise of stock options	5,843	5,725
Tax benefit of employee stock option exercise and vesting of restricted stock units	2,788	1,953
Stock buyback	(13,003)	—

Net cash (used in) provided by financing activities	(4,372)	7,678

Net (decrease) increase in cash	(31,479)	61,788
Cash and cash equivalents at beginning of period	94,326	40,907

Cash and cash equivalents at end of period	$62,847	$102,695

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$818	$—

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim condensed consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at June 30, 2008, the consolidated results of operations for each of the three and six months ended June 30, 2008 and 2007, and the consolidated results of cash flows for each of the six months ended June 30, 2008 and 2007 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2007 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform with the 2008 presentation.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	37%	48%	52%	51%	37%	44%	52%	52%
Customer B	18%	20%	*	*	18%	16%	*	*

*	Less than 10%

For each of the three months ended June 30, 2008 and 2007, international sales comprised 16% and 20%, respectively, of the Company’s revenues. For each of the six months ended June 30, 2008 and 2007, international sales comprised 19% and 21%, respectively, of the Company’s revenues. No single foreign country accounted for more than 10% of revenues during each of the three months ended June 30, 2008 and 2007 and each of the six months ended June 30, 2008 and 2007. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers.

Note 3 — Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. As of June 30, 2008, no amounts have been recorded in the condensed consolidated financial statements for this matter as the Company is still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the Purchasers.

Operating results of the Consumer Division as discontinued operations for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$28,693

Gain on disposition of Consumer Division	$—	$38	$—	$8,005
Income (loss) from discontinued operations	149	(52)	149	(738)
Provision for income taxes	(58)	(337)	(58)	(2,961)

Income (loss) on discontinued operations	$91	$(351)	$91	$4,306

The income from discontinued operations in the second quarter of 2008 is due primarily to a cash settlement on a lawsuit received from a former supplier of hard drive products to the Company’s former Consumer Division.

Assets and liabilities of the discontinued operation included in the consolidated balance sheets as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Other current assets	$—	$197

Current assets of discontinued operations	$—	$197

Accrued and other liabilities	$62	$483

Current liabilities of discontinued operations	$62	$483

Note 4 — Income Taxes

The Company’s effective tax rates were 53.5% and 37.8% for the six months ended June 30, 2008 and June 30, 2007, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from foreign losses in tax-free jurisdictions that are not tax-benefited. The increase in foreign losses that are not tax benefited is due to the short-term impact of the new global tax structure that the Company is in the process of implementing.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 4,623,416 and 5,104,248 shares of common stock were outstanding at June 30, 2008 and 2007, respectively. In addition, 330,250 and 497,500 restricted stock units payable in shares of common stock were outstanding at June 30, 2008 and 2007, respectively. For each of the three months ended June 30, 2008 and 2007, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,613,041 and 1,762,856, respectively. For each of the six months ended June 30, 2008 and 2007, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,472,761 and 2,267,868, respectively.

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$71,991	$20,105
Work-in-progress	649	772
Finished goods	6,275	10,679

	$78,915	$31,556

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Payroll costs	$6,913	$5,165
Marketing	553	439
Other	542	565

Total	$8,008	$6,169

Note 7 — Commitments and Contingencies

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

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary basis for measurement. Although the Company believes this lawsuit is without merit, it has agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, the Company will pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The court granted preliminary approval of the settlement on May 30, 2008 and the Company launched its 6% rebate program on June 9, 2008. The terms of the settlement remain subject to final court approval and a settlement hearing is scheduled for September 4, 2008. The Company is also pursuing claims against its former insurance provider and some of the suppliers who have supplied it with the hard drives involved since the Company believes that those suppliers have a legal duty to indemnify it for any damages. There can be no assurance, however, that the Company will be successful in its claims against its former insurance provider or the suppliers. During the second quarter of 2008, the Company received a cash settlement from a former supplier of hard drive products to the Company’s former Consumer Division, which was recorded as income from discontinued operations. As of June 30, 2008, the Company has accrued an estimate of the potential rebate liability, which is included as a component of discontinued operations since the related products were Consumer Division products. The Company based its estimates on historical experience, the current pace of redemption claims received and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that the Company infringes four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that the Company infringes an additional Seagate patent – U.S. Patent No. 5,261,058. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The Company filed its answer on May 15, 2008 asserting affirmative defenses of non-infringement, invalidity, failure to mark or give notice, unenforceability, and adequate remedy other than injunctive relief. Further, in the answer the Company counter-claimed for a declaratory judgment of non-infringement, invalidity, and unenforceability of all 5 Seagate patents, and all legal fees and costs. The Company believes Seagate’s allegations are without merit and intends to vigorously defend itself in the lawsuit. As of June 30, 2008, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine an outcome.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

Note 8 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$530	$540	$1,070	$423	$647
Customer relationships (five years)	900	570	330	900	487	413

Total intangible assets	$1,970	$1,100	$870	$1,970	$910	$1,060

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $94,000 for the three months ended June 30, 2008 and 2007 and $190,000 for the six months ended June 30, 2008 and 2007. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2008 and the years ending December 31, 2009, 2010 and 2011 is $189,000, $352,000, $217,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

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

At June 30, 2008, the Plan provided for the issuance of up to 21,191,104 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

During the six months ended June 30, 2008, options for the purchase of 1,036,000 shares at a weighted-average option price of $10.71 per share, with annual vesting of 25%, were awarded. The contractual lives of 2008 awards are consistent with those of prior years.

At June 30, 2008, 5,744,805 shares of common stock were available for grant under the Plan.

During the six months ended June 30, 2008, the Company repurchased 1,669,208 shares of common stock at an average share price of $7.79, including commissions. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by the Company in the future.

During the six months ended June 30, 2008, the Company received $5.8 million in cash proceeds for the exercise of 1,246,480 options with a $2.8 million tax benefit for disqualifying dispositions of incentive stock options and vesting of restricted stock units.

Note 10 — New Accounting Pronouncements

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected the one-year deferral and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until the fiscal year beginning January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 11 — Subsequent Event – New Credit Facility

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guarantied by certain domestic subsidiaries of the Company. In addition, in the event the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified financial ratios, commencing with the third quarter of 2008. The Credit Facility matures on July 30, 2010.

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

Discontinued Operations of Consumer Division

On February 9, 2007, we completed the sale of assets of our Consumer Division, including the name “SimpleTech,” to Fabrik, Inc. and Fabrik Acquisition Corp. for approximately $43 million, or approximately $10 million more than the net working capital of the Consumer Division. The selling price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division. Subsequent to the closing of the sale, the purchasers disputed certain amounts calculated by us in regards to the purchase price adjustment. The original claim amount was approximately $6.7 million and was submitted to a third party arbitrator in accordance with the terms of the Asset Purchase Agreement. During the arbitration proceeding, the purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the remaining purchasers’ claims. As of June 30, 2008, no amounts have been recorded in the consolidated financial statements for this matter as we are still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the purchasers.

The sale of the assets of the Consumer Division meets the criteria defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is presented herein as such. The results of operations and gain on the sale of the assets of the Consumer Division are reported in income (loss) from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, we now operate as a single reportable segment. The discussion of our financial condition and results of operations contained in this Form 10-Q include the operating results of our OEM business with our former Consumer Division being accounted for as a discontinued operation.

Overview

STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Headquartered in Santa Ana, California, we specialize in developing high-speed, high-capacity Flash solid-state drives (SSDs) and memory cards, used in sensitive and highly-volatile environments, and high-density DRAM modules.

We market our products to OEMs, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•

Developing and qualifying customized Flash-based products, including our ZeusIOPS, Mach8IOPS and Mach8/MLC product lines, for the enterprise storage, enterprise server, notebook and ultra-mobile notebook applications, respectively;

•	Targeting new customers for our value-add DRAM solutions; and

•	Expanding our international business in Asia and Europe.

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

A major area of our Flash-based product investment has been focused on solid-state drive technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments: a) enterprise storage and video-on-demand (VoD) applications, b) military and industrial applications, c) servers and d) PC, mobile computing and consumer-related markets. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to expand over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

We received notice of design wins from one of the largest Enterprise Storage and Server OEMs confirming our qualification across multiple platforms using our ZeusIOPS and Mach8IOPS SSDs. We are in the later stages of qualification for our ZeusIOPS SSDs with several other key Enterprise-Storage customers. In addition, we are in the later stages of qualification with several leading Enterprise-Server OEMs for our Mach8IOPS SSD products.

Our MLC-based products have been qualified at a number of leading Notebook and Ultra-Mobile Notebook OEMs. We believe the current environment of falling NAND Flash prices will help to further reduce the price of SSDs to the end-customer and stimulate demand in both of these markets. We expect to begin shipping production units into these markets in the third quarter of 2008.

Flash product revenue increased 27% from $25.4 million in the second quarter of 2007 to $32.2 million in the second quarter of 2008 and 24% from $49.5 million in the first six months of 2007 to $61.5 million in the first six months of 2008. We expect our continued investments in Flash custom design and controller development to result in sustained revenue growth from our Flash product line in 2008. Flash product gross margins were significantly higher than DRAM product gross margins in the second quarters of 2008 and 2007.

We offer both monolithic DRAM modules and DRAM modules based on our stacking technology. Prior to 2005, a substantial portion of our DRAM business had been comprised of stacked DRAM modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our DRAM business will be derived from monolithic DRAM modules. DRAM product revenue increased 29% from $16.8 million in the second quarter of 2007 to $21.6 million in the second quarter of 2008.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, China, Germany, Hong Kong, Italy, Japan, Malaysia, Taiwan and the United Kingdom in order to build the necessary infrastructure to support product development and revenue growth in those geographic regions. We completed construction of a 210,000 square foot manufacturing facility in Malaysia, which we expect will reduce average production and administrative labor costs, provide better access to growing markets internationally, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment, and lower our overall long-term effective income tax rate. However, we anticipate pre-opening costs related to the start-up of the Malaysia manufacturing facility, as well as transition-related costs, to negatively impact our earnings in the short-term. The facility is expected to ramp up to meaningful production levels by the end of 2008. During the second quarter of 2008, we incurred approximately $2.8 million of pre-opening expenses related to the establishment of this facility. Of the $2.8 million, approximately $720,000 represents general and administrative expenses, $370,000 represents research and development expenses, $110,000 represents sales and marketing expenses, and $1.6 million relates to manufacturing overhead.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 77.4% of our revenues in the first six months of 2008, compared to 71.1% of our total revenues in the first six months of 2007, and 79.1% of our revenues in the second quarter of 2008, compared to 75.4% of our total revenues in the second quarter of 2007. We had two customers account for more than 10.0% of our revenues, at 43.6% and 15.6%, for the six months ended June 30, 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 52.2%, for the same period in 2007. We had two customers account for more than 10.0% of our revenues, at 48.3% and 20.2% in the second quarter of 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 51.0%, for the same period in 2007.

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

International sales of our products accounted for 19.0% of our revenues in the first six months of 2008, compared to 20.5% of our revenues in the first six months of 2007, and 16.4% in the second quarter of 2008, compared to 20.2% of our revenues in the second quarter of 2007. No single foreign country accounted for more than 10% of revenues during each of the three months ended June 30, 2008 and 2007. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers. Going forward, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established. For the six months ended June 30, 2008 and 2007, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been, and expect to continue to experience some seasonality in our business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending to their full capital budgets before the end of each year.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.7	68.7	67.4	69.1

Gross profit	32.3	31.3	32.6	30.9
Operating expenses:
Sales and marketing	8.3	9.7	8.5	9.5
General and administrative	10.0	9.3	10.2	8.7
Research and development	8.6	8.0	8.6	7.9

Total operating expenses	26.9	27.0	27.3	26.1
Operating income	5.4	4.3	5.3	4.8
Interest income	0.8	2.2	1.1	1.9

Income from continuing operations before provision for income taxes	6.2	6.5	6.4	6.7

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Net Revenues. Our revenues were $56.2 million in the second quarter of 2008, compared to $43.7 million in the same period in 2007. Revenues increased 28.5% in the second quarter of 2008 due primarily to a 13.5% increase in unit shipments and a 12.5% increase in average sales price, or ASP, from $32 in the second quarter of 2007 to $36 in the second quarter of 2008. The increase in revenues and unit shipments was due primarily to 26.8% and 28.6% increases in Flash memory and DRAM sales, respectively, and a 55.1% increase in DRAM unit shipments. DRAM product shipments increased due to an increase in orders from new and existing customers in the second quarter of 2008. The increase in our ASP resulted primarily from a 26.9% increase in Flash ASP as the result of increased sales of higher ASP ZeusIOPS products.

Sales of our products are made under short-term cancelable purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $16.8 million as of June 30, 2008, compared to $19.4 million as of June 30, 2007. The decrease in backlog at June 30, 2008 compared to June 30, 2007 was due primarily to the conversion of our largest customer to a consignment sales model in the fourth quarter of 2007, partially offset by increased orders placed primarily for our SSD product lines in the second quarter of 2008. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $18.2 million in the second quarter of 2008, compared to $13.7 million in the same period in 2007. Gross profit as a percentage of revenues was 32.3% in the second quarter of 2008, compared to 31.3% in the second quarter of 2007. The increase in gross profit in absolute dollars was due primarily to increased revenues and unit shipments for Flash products. Gross profit as a percentage of revenue in the second quarter of 2008 increased due primarily to a shift in product mix toward higher gross profit margin Flash products and an increase in gross profit margin for DRAM products, partially offset by an increase in production and labor overhead due to start-up costs related to the Company’s Malaysia facility.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.7 million in the second quarter of 2008, compared to $4.3 million in the second quarter of 2007. Sales and marketing expenses as a percentage of revenue were 8.3% in the second quarter of 2008, compared to 9.7% in the second quarter of 2007. The increase in sales and marketing expenses in absolute dollars was due to increases in revenues, units shipped, and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products, partially offset by lower commissions paid to independent manufacturers’ representatives. The decrease in sales and marketing expenses as a percentage of revenues was due to lower commissions paid to independent manufacturers’ representatives, which resulted from revised agreements with those representatives during the third quarter of 2007. Additionally, we utilized fewer manufacturers representatives during the second quarter of 2008 compared to the second quarter of 2007. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $5.6 million in the second quarter of 2008, compared to $4.1 million in the second quarter of 2007. General and administrative expenses as a percentage of revenues were 10.0% in the second quarter of 2008, compared to 9.3% in the second quarter of 2007. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues were due primarily to increases in payroll and payroll-related costs ($650,000), pre-opening costs related to the establishment of a new facility in Malaysia ($370,000), and depreciation expense ($200,000). Payroll and payroll-related costs increased due to an increase in employee headcount, higher stock-based compensation and bonuses. Depreciation expense increased due to increased investments in computer software applications to support worldwide growth.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $4.8 million in the second quarter of 2008, compared to $3.5 million in the second quarter of 2007. Research and development expenses as a percentage of revenues were 8.6% in the second quarter of 2008 compared to 8.0% in second quarter of 2007. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our SSD Flash product lines.

Interest Income. Interest income was $420,000 in the second quarter of 2008 and $977,000 in the second quarter of 2007. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. The decrease in interest income resulted primarily from lower interest rates and a lower average cash balance in the second quarter of 2008 compared to the second quarter of 2007.

Provision for Income Taxes. The provision for income taxes was $2.2 million and $1.1 million in the second quarters of 2008 and 2007, respectively. As a percentage of income before provision for income taxes, provision for income taxes increased from 39.5% in the second quarter of 2007 to 61.9% in the second quarter of 2008 due primarily to higher than anticipated foreign losses in tax-free jurisdictions that are not tax-benefited. The increase in foreign losses that are not tax benefited is due to the short-term impact of the new global tax structure that we are in the process of implementing. Once the structure is in place, we expect to receive significant long-term tax benefits.

Income from Continuing Operations. Income from continuing operations was $1.3 million and $1.7 million in the second quarters of 2008 and 2007, respectively. The $4.5 million increase in gross profit was offset by a $3.3 million increase in operating expenses, a $1.0 million increase in the provision for income taxes and a $557,000 decrease in interest income in the second quarter of 2008. The increase in operating expenses is due primarily to expansion efforts in Asia and Europe, an increase in employee compensations costs, higher professional fees, and increased investments in research and development for new Flash products.

Income (Loss) on Discontinued Operations. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. Loss on discontinued operations was $351,000 in the second quarter of 2007, compared to income on discontinued operations of $91,000 in the second quarter of 2008. The income in the second quarter of 2008 is due primarily to a cash settlement on a lawsuit received from a former supplier of hard drive products to our former Consumer Division.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Net Revenues. Our revenues were $106.9 million in the first six months of 2008, compared to $90.9 million in the same period in 2007. Revenues increased 17.5% in the first six months of 2008 due primarily to a 13.6% increase in unit shipments, and a 2.9% increase in ASP from $35 in first six months of 2007 to $36 in the first six months of 2008. The increase in our ASP resulted primarily from an increase in higher ASP SSD product sales in the first six months of 2008 compared to the first six months of 2007. The increase in unit shipments resulted primarily from an increase in orders from new and existing customers in the first six months of 2008.

Gross Profit. Our gross profit was $34.8 million in the first six months of 2008, compared to $28.1 million in the same period in 2007. Gross profit as a percentage of revenues was 32.6% in the first six months of 2008, compared to 30.9% in the first six months of 2007. Gross profit as a percentage of revenue in the first six months of 2008 increased due primarily to a shift in product mix toward higher gross profit margin Flash products, partially offset by inventory write-downs which increased from $1.5 million for the six months ended June 30, 2007 to $2.4 million for the six months ended June 30, 2008, due primarily to an increase in obsolescence and excess quantities of inventory.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $9.1 million in the first six months of 2008, compared to $8.7 million in the first six months of 2007. Sales and marketing expenses as a percentage of revenue were 8.5% in the first six months of 2008, compared to 9.5% in the first six months of 2007. The increase in sales and marketing expenses in absolute dollars was due to increases in revenues, units shipped, and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products, partially offset by lower commissions paid to independent manufacturers’ representatives. The decrease in sales and marketing expenses as a percentage of revenues was due to lower commissions paid to independent manufacturers’ representatives, which resulted from revised agreements with those representatives during the third quarter of 2007. Additionally, we utilized fewer manufacturers’ representatives during the first six months of 2008 compared to the same period in 2007. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $10.9 million in the first six months of 2008, compared to $7.9 million in the first six months of 2007. General and administrative expenses as a percentage of revenues were 10.2% in the first six months of 2008, compared to 8.7% in the first six months of 2007. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll and payroll-related costs ($1.2 million), pre-opening costs related to the establishment of a new facility in Malaysia ($810,000), global tax structuring costs ($380,000) and depreciation expense ($370,000). Payroll and payroll-related costs increased due to higher stock-based compensation and bonuses and an increase in employee headcount. Depreciation expense increased due to increased investments in computer software applications to support worldwide growth.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $9.2 million in the first six months of 2008, compared to $7.2 million in the first six months of 2007. Research and development expenses as a percentage of revenues were 8.6% in the first six months of 2008 compared to 7.9% in first six months of 2007. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts predominantly related to our SSD Flash product lines which includes the advancement of high performance solid state drives.

Interest Income. Interest income was $1.2 million in the first six months of 2008 and $1.7 million in the first six months of 2007. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. The decrease in interest income resulted primarily from a lower average cash balance and lower interest rates in the first six months of 2008 compared to the first six months of 2007. The average cash balance decreased in the first six months of 2008 compared to the first six months of 2007 due primarily to fund working capital requirements and $15.5 million of cash was used to repurchase shares of our common stock during the last six months of 2007 and first six months of 2008.

Provision for Income Taxes. The provision for income taxes increased from $2.3 million in the first six months of 2007 to $3.6 million in the first six months of 2008 due primarily to the increase in income from continuing operations before income taxes from $6.1 million in the first six months of 2007 to $6.8 million in the first six months of 2008. As a percentage of income before provision for income taxes, provision for income taxes increased from 37.8% in the first six months of 2007 to 53.5% in the first six months of 2008 due primarily to higher than anticipated foreign losses in tax-free jurisdictions that are not tax-benefited.

Income from Continuing Operations. Income from continuing operations decreased from $3.8 million in the first six months of 2007 to $3.2 million in the first six months of 2008. The $6.7 million increase in gross profit was offset by a $5.4 million increase in operating expenses, a $1.4 million increase in the provision for income taxes and a $572,000 decrease in interest income in the second quarter of 2008. The decrease in income from continuing operations before income taxes is due primarily to an increase in operating expenses in 2008 as the result of expansion efforts in Asia and Europe and increased investments in research and development predominately for new Flash products.

Income (Loss) on Discontinued Operations. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income on discontinued operations decreased from $4.3 million in the first six months of 2007 to $91,000 in the first six months of 2008 due primarily to the gain on sale, net of taxes, of $4.7 million in 2007.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of June 30, 2008, we had working capital of $132.5 million, including $62.8 million of cash and cash equivalents, compared to working capital of $141.1 million, including $94.3 million of cash and cash equivalents as of December 31, 2007 and working capital of $153.0 million, including $102.7 million of cash and cash equivalents as of June 30, 2007. Current assets were 3.7 times current liabilities at June 30, 2008, compared to 7.1 times current liabilities at December 31, 2007, and 9.3 times current liabilities at June 30, 2007.

Cash Used in Operating Activities in the Six Months Ended June 30, 2008

Net cash used in operating activities was $15.1 million for the six months ended June 30, 2008 and resulted primarily from a $47.4 million increase in inventory, partially offset by a $22.8 million increase in accounts payable, a $1.9 million increase in accrued and other liabilities, net income of $3.3 million and non-cash depreciation and amortization of $4.0 million. Inventory increased primarily due to an increase in purchases of Flash inventory in the second quarter of 2008 in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches set for the second half of 2008 and the first quarter of 2009. Accounts payable increased as a result of higher inventory purchases in the three months ended June 30, 2008 compared to the three months ended December 31, 2007. Accrued and other liabilities increased primarily due to a $1.7 million increase in payroll and payroll-related liabilities as a result of higher employee headcount and a $234,000 increase in income taxes payable.

Cash Used in Investing Activities for the Six Months Ended June 30, 2008

Net cash used in investing activities was $12.0 million for the six months ended June 30, 2008 resulting primarily from $12.3 million in purchases of property, plant and equipment related to production equipment for the United States and Malaysia locations. During the six months ended June 30, 2008, we had purchases and sales of marketable securities of $47.8 million.

As of June 30, 2008, we have made capital expenditures of approximately $28.9 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $11.5 million over the next five years ending June 30, 2013. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash Used in Financing Activities for the Six Months Ended June 30, 2008

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2008 and resulted from a $13.0 million repurchase of our common stock under our share repurchase program, partially offset by $5.8 million in proceeds realized from the exercise of stock options and a $2.8 million tax benefit from employee stock option exercises and vestings of restricted stock units. In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. In May 2007, our board of directors authorized the expansion of the existing repurchase program enabling us to repurchase up to $60.0 million of our common stock over an 18-month period expiring on November 18, 2008. We repurchased 1,669,208 shares of common stock at an average share price of $7.79, including commissions during the six months ended June 30, 2008. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by us in the future.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guarantied by certain of our domestic subsidiaries. In addition, in the event we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified financial ratios, commencing with the third quarter of 2008. The Credit Facility matures on July 30, 2010.

We believe that our existing assets, cash, cash equivalents and investments on hand, together with amounts available under our recently announced $35 million credit facility with Wachovia and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Set forth in the table below is our estimate of our significant contractual obligations at June 30, 2008.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,361	$922	$1,493	$1,325	$2,621
Non-cancelable capital equipment purchase commitments	4,845	4,845	—	—	—
Non-cancelable inventory purchase commitments	12,533	12,533	—	—	—
Other non-cancelable purchase commitments	1,301	1,301	—	—	—

Total	$25,040	$19,601	$1,493	$1,325	$2,621

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first six months ended June 30, 2008 and 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until December 31, 2008.

Effective January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected the one-year deferral and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until the fiscal year beginning January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination. Our adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and marketable securities. We periodically invest in marketable securities as part of our investment strategy. At June 30, 2008, our cash and cash equivalents were $62.8 million invested in money market and other interest bearing accounts. At June 30, 2008, we had no investments in marketable securities.

We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $628,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents and marketable securities as of June 30, 2008 were as follows:

	Expected Maturity Date
	Before July 1, 2009	Thereafter	Total	Fair Value 6/30/2008
Cash and cash equivalents:
Money market funds	$62,847,000	$—	$62,847,000	$62,847,000
Weighted average interest rate	2.89%		2.89%	2.89%

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

Changes in Internal Control Over Financial Reporting. During the three months ended June 30, 2008, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary basis for measurement. Although we believe this lawsuit is without merit, we have agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, we will pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The court granted preliminary approval of the settlement on May 30, 2008 and we launched our 6% rebate program on June 9, 2008. The terms of the settlement remain subject to final court approval and a settlement hearing is scheduled for September 4, 2008. We are also pursuing claims against our former insurance provider and some of the suppliers who have supplied us with the hard drives involved since we believe that those suppliers have a legal duty to indemnify us for any damages. There can be no assurance, however, that we will be successful in our claims against our former insurance provider or the suppliers. During the second quarter of 2008, we received a cash settlement from a former supplier of hard drive products to our former Consumer Division, which was recorded as income from discontinued operations. As of June 30, 2008, we have accrued an estimate of the potential rebate liability, which is included as a component of discontinued operations since the related products were sold by our Consumer Division, which was sold in February 2007. We based our estimates on historical experience, the current pace of redemption claims received and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that we infringe four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that we infringe an additional Seagate patent – U.S. Patent No. 5,261,058. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. We filed our answer on May 15, 2008 asserting affirmative defenses of non-infringement, invalidity, failure to mark or give notice, unenforceability, and adequate remedy other than injunctive relief. Further, in the answer we counter-claimed for a declaratory judgment of non-infringement, invalidity, and unenforceability of all 5 Seagate patents, and all legal fees and costs. We believe Seagate’s allegations are without merit and intend to vigorously defend ourselves in the lawsuit. As of June 30, 2008, no amounts have been recorded in the consolidated financial statements for this matter as we believe it is too early in the proceedings to determine an outcome.

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

Our ten largest customers accounted for an aggregate of 79.1% and 77.4% of our revenues in the three and six months ended June 30, 2008, respectively, compared to 75.4% and 71.1% of our revenues in the three and six months ended June 30, 2007, respectively. We had two customers account for more than 10.0% of our revenues, at 48.3% and 20.2%, for the three months ended June 30, 2008 and 43.6% and 15.6% for the six months ended June 30, 2008, compared to one customer, at 51.0%, for the three months ended June 30, 2007 and 52.2% for the six months ended June 30, 2007. Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations.

Ineffective management of inventory levels or product mix, order cancellations, product returns and inventory write-downs could adversely affect our results of operations.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $2.4 million and $1.5 million during the six months ended June 30, 2008 and 2007, respectively.

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

The enterprise storage, enterprise server, notebook, high-performance computing and networking and communications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

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

Our level of indebtedness could adversely affect our cash flow and prevent us from fulfilling our financial obligations.

On July 30, 2008, we entered into a credit agreement for a $35 million revolving credit facility. While we currently do not have any loans outstanding under the credit agreement, any debt we incur under this credit agreement, or otherwise, could have important consequences, such as:

•

requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, and other cash requirements;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our business and industry, which may place us at a competitive disadvantage; and

•	limiting our ability to incur additional debt on acceptable terms, if at all.

Additionally, if we were to default under our credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the credit agreement; however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Additionally, to the extent we have made intercompany loans to our subsidiaries that have required us to pledge such loans to the lenders under the credit agreement, our subsidiaries would be required to pay the amount of the intercompany loans to the lenders in the event we are in default under the credit agreement. Any actions taken by the lenders against us in the event we are in default under the credit agreement could harm our financial condition.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 51% of our outstanding common stock at June 30, 2008 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. For each of the six months ended June 30, 2008 and 2007, international sales comprised 19% and 21%, respectively, of our revenues. For each of the six months ended June 30, 2008 and 2007, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our stock repurchasing activity during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
As of March 31, 2008	1,669,208	$7.79	2,005,055	$44,484,139
April 1 through April 30	—	—	—	$44,484,139
May 1 through May 31	—	—	—	$44,484,139
June 1 through June 30	—	—	—	$44,484,139

Total	1,669,208	$7.79	2,005,055	$44,484,139

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

We held our 2008 Annual Meeting of Shareholders on May 28, 2008 in Irvine, California. At the Annual Meeting, the following matters were considered and voted upon:

Proposal No. 1: The election of seven directors to serve on our board of directors until the 2009 Annual Meeting of Shareholders or until their successors are duly elected and qualified.

At the Annual Meeting, our shareholders elected all of the director nominees as directors. The vote for each director nominee was as follows:

Name	For	Withheld
Manouch Moshayedi	45,113,401	535,015
Mark Moshayedi	36,733,257	8,915,159
Dan Moses	44,404,350	1,244,066
Rajat Bahri	45,152,345	496,070
F. Michael Ball	45,146,846	501,570
Vahid Manian	45,152,046	496,370
James J. Peterson	44,652,245	996,171

Proposal No. 2: To approve the STEC, Inc. Executive Cash Incentive Plan under which incentive bonuses, qualifying as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, may be provided to certain executive officers

At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

For	Against	Abstained	Broker Non-Votes
37,697,781	282,253	38,164	7,630,219

Proposal No. 3: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

For	Against	Abstained
45,537,761	97,578	13,077

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC.,
a California corporation

Date: August 11, 2008	/s/ DAN MOSES
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