Form 10-Q
period 2008-09-30
STEC, INC.
filed 2008-11-10
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 31, 2008 was 50,135,194.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$29,359	$94,326
Accounts receivable, net of allowances of $713 at September 30, 2008 and $944 at December 31, 2007	49,767	34,288
Inventory	80,248	31,556
Deferred income taxes	1,652	1,241
Other current assets	4,173	2,831
Current assets of discontinued operations	—	197

Total current assets	165,199	164,439

Leasehold interest in land	2,595	2,662
Property, plant and equipment, net	44,152	35,266
Intangible assets	775	1,060
Goodwill	1,682	1,682
Other long-term assets	1,698	997
Deferred income taxes	4,633	3,578

Total assets	$220,734	$209,684

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$22,562	$16,638
Accrued and other liabilities	9,602	6,169
Liabilities of discontinued operations	10	483

Total current liabilities	32,174	23,290

Long-term income taxes payable	1,067	849
Commitments and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,127,694 shares issued and outstanding as of September 30, 2008 and 50,433,672 shares issued and outstanding as of December 31, 2007	50	50
Additional paid-in capital	135,427	137,942
Retained earnings	52,016	47,553

Total shareholders’ equity	187,493	185,545

Total liabilities and shareholders’ equity	$220,734	$209,684

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$63,651	$44,699	$170,530	$135,639
Cost of revenues	43,233	31,719	115,288	94,526

Gross profit	20,418	12,980	55,242	41,113

Sales and marketing	5,130	3,987	14,242	12,693
General and administrative	7,159	5,006	18,071	12,921
Research and development	5,736	3,387	14,891	10,579

Total operating expenses	18,025	12,380	47,204	36,193
Operating income	2,393	600	8,038	4,920
Interest income	241	1,074	1,407	2,812

Income from continuing operations before provision for income taxes	2,634	1,674	9,445	7,732
Provision for income taxes	1,477	1,168	5,120	3,456

Income from continuing operations	$1,157	$506	$4,325	$4,276
Discontinued operations (Note 3):
Income from operations of Consumer Division (including gain on disposal of $8,005)	$80	$308	$229	$7,575
(Provision) benefit for income taxes	(33)	16	(91)	(2,945)

Income from discontinued operations	$47	$324	$138	$4,630

Net income	$1,204	$830	$4,463	$8,906

Net income per share:
Basic:
Continuing operations	$0.02	$0.01	$0.09	$0.09
Discontinued operations	$—	$0.01	$—	$0.09

Total	$0.02	$0.02	$0.09	$0.18

Diluted:
Continuing operations	$0.02	$0.01	$0.09	$0.08
Discontinued operations	$—	$0.01	$—	$0.09

Total	$0.02	$0.02	$0.09	$0.17

Shares used in net income per share computation:
Basic	50,112	50,111	49,905	49,660

Diluted	51,449	51,884	51,333	51,762

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$4,463	$8,906
Income from discontinued operations	(138)	(4,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,489	3,269
Gain on sale of furniture, fixtures and equipment	(248)	(63)
Impairment loss on assets held for sale	138	—
Accounts receivable provision	311	232
Deferred income taxes	(1,466)	(331)
Stock-based compensation expense	1,631	670
Change in operating assets and liabilities:
Accounts receivable	(15,790)	4,809
Inventory	(48,692)	20,973
Leasehold interest in land	67	(1,791)
Other assets	(846)	227
Accounts payable	5,432	(4,819)
Accrued and other liabilities	3,651	919
Net cash flows (used in) provided by discontinued operations	(138)	7,163

Net cash (used in) provided by operating activities	(45,136)	35,534

Cash flows from investing activities:
Proceeds from sale of Consumer Division	—	43,043
Purchases of marketable securities	(47,770)	(365,743)
Sales of marketable securities	47,770	365,743
Purchase of property, plant and equipment	(15,996)	(22,668)
Proceeds from sale of property, plant and equipment	311	112
Net cash flows provided by discontinued operations	—	27

Net cash (used in) provided by investing activities	(15,685)	20,514

Cash flows from financing activities:
Proceeds from exercise of stock options	5,925	5,967
Tax benefit of employee stock option exercise and vesting of restricted stock units	2,932	2,301
Stock buyback	(13,003)	—

Net cash (used in) provided by financing activities	(4,146)	8,268

Net (decrease) increase in cash	(64,967)	64,316
Cash and cash equivalents at beginning of period	94,326	40,907

Cash and cash equivalents at end of period	$29,359	$105,223

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$495	$—

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim condensed consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at September 30, 2008, the consolidated results of operations for each of the three and nine months ended September 30, 2008 and 2007, and the consolidated results of cash flows for each of the nine months ended September 30, 2008 and 2007 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform with the 2008 presentation.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2008		2007				2008		2007
	Accounts Receivable	Revenues	Accounts Receivable		Revenues		Accounts Receivable	Revenues	Accounts Receivable		Revenues
Customer A	38%	37%	46%		52%		38%	41%	46%		52%
Customer B	16%	12%		*		*	16%	*		*		*
Customer C	*	11%		*		*	*	14%		*		*

*	Less than 10%

For each of the three months ended September 30, 2008 and 2007, international sales, which are derived from billings to foreign customers, comprised 29% and 19%, respectively, of the Company’s revenues. For each of the nine months ended September 30, 2008 and 2007, international sales comprised 22% and 20%, respectively, of the Company’s revenues. During the three months ended September 30, 2008, 13% of our revenues were derived from billings to customers in Singapore. No single foreign country accounted for more than 10% of revenues during the three months ended September 30, 2007 and each of the nine months ended September 30, 2008 and 2007. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers. In the future, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established.

Note 3 — Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. As of September 30, 2008, no amounts have been recorded in the condensed consolidated financial statements for this matter as the Company is still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the Purchasers.

Operating results of the Consumer Division as discontinued operations for the three and nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$—	$—	$—	$28,693

Gain on disposition of Consumer Division	$—	$—	$—	$8,005
Income (loss) from discontinued operations	80	308	229	(430)
Provision for income taxes	(33)	16	(91)	(2,945)

Income from discontinued operations	$47	$324	$138	$4,630

The income from discontinued operations in the third quarter and the first nine months of 2008 is due primarily to cash settlements received and the reduction of the potential rebate liability recorded as of December 31, 2007 related to the Hard Drive Class Action Lawsuit discussed in Note 7.

Assets and liabilities of the discontinued operation included in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008	December 31, 2007
Other current assets	$—	$197

Current assets of discontinued operations	$—	$197

Accrued and other liabilities	$10	$483

Current liabilities of discontinued operations	$10	$483

Note 4 — Income Taxes

The Company’s effective tax rates were 54.1% and 44.7% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from foreign losses in tax-free jurisdictions that are not tax-benefited. The increase in foreign losses that are not tax benefited is due to the short-term impact of the new global tax structure that the Company is in the process of implementing.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 4,695,416 and 5,301,182 shares of common stock were outstanding at September 30, 2008 and 2007, respectively. In addition, 296,000 and 457,750 restricted stock units payable in shares of common stock were outstanding at September 30, 2008 and 2007, respectively. For each of the three months ended September 30, 2008 and 2007, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,337,631 and 1,772,707, respectively. For each of the nine months ended September 30, 2008 and 2007, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,427,717 and 2,102,814, respectively.

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$66,487	$20,105
Work-in-progress	466	772
Finished goods	13,295	10,679

	$80,248	$31,556

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Payroll costs	$6,659	$5,165
Marketing	504	439
Other	2,439	565

Total	$9,602	$6,169

Note 7 — Commitments and Contingencies

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

The Company received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP (“Lemelson Foundation”) filed a complaint on November 13, 2001 against the Company and other defendants. The complaint was filed in the District Court of Arizona and alleges that the Company’s manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, the Company was served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Based on the U.S. Court of Appeal’s affirmance, the Lemelson Foundation moved to dismiss with prejudice all claims against the Company and certain other defendants, and that request for dismissal was granted by the court. In July 2008, following the dismissal of the last remaining defendant in the case, the court ruled that this case was terminated.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary basis for measurement. Although the Company believes this lawsuit is without merit, it has agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, the Company will pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The court granted preliminary approval of the settlement on May 30, 2008 and the Company launched its 6% rebate program on June 9, 2008. The court approved the terms of the settlement on September 23, 2008. The submission period for the 6% rebate program ended in September 2008 and the Company is in the process of validating the limited number of claims it received. During the nine months ended September 30, 2008, the Company reduced the previous accrual for potential rebate claims by $114,000, which is included as a component of discontinued operations since the related products were sold by the Company’s former Consumer Division. The remaining accrual as of September 30, 2008 is immaterial. The Company is also pursuing claims against its former insurance provider and some of the suppliers who have supplied it with the hard drives involved since the Company believes that those suppliers have a legal duty to indemnify it for any damages. There can be no assurance, however, that the Company will be successful in its claims against its former insurance provider or the suppliers. During the nine months ended September 30, 2008, the Company received cash settlements from certain former suppliers of hard drive products to the Company’s former Consumer Division totaling $152,000, which were recorded as income from discontinued operations.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that the Company infringes four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that the Company infringes an additional Seagate patent—U.S. Patent No. 5,261,058. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. The Company filed its answer on May 15, 2008 asserting affirmative defenses of non-infringement, invalidity, failure to mark or give notice, unenforceability, and adequate remedy other than injunctive relief. Further, in the answer the Company counter-claimed for a declaratory judgment of non-infringement, invalidity, and unenforceability of all 5 Seagate patents, and all legal fees and costs. On November 7, 2008, we filed our amended answer to add counter-claims against Seagate and Seagate CEO William D. Watkins for intentional interference with contractual relations, intentional interference with prospective economic advantage, defamation (libel per se), trade libel, unfair competition (Cal. Bus. & Prof. Code § 17200), false advertising / unfair competition (Lanham Act 15 U.S.C. § 1125(a)), and slander of title. The Company believes Seagate’s allegations are without merit and intends to vigorously defend itself in the lawsuit. As of September 30, 2008, no amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine an outcome.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

Note 8 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$584	$486	$1,070	$423	$647
Customer relationships (five years)	900	611	289	900	487	413

Total intangible assets	$1,970	$1,195	$775	$1,970	$910	$1,060

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $95,000 for the three months ended September 30, 2008 and 2007 and $285,000 for the nine months ended September 30, 2008 and 2007. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2008 and the years ending December 31, 2009, 2010 and 2011 is $94,000, $352,000, $217,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

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

At September 30, 2008, the Plan provided for the issuance of up to 21,191,104 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

During the nine months ended September 30, 2008, options for the purchase of 1,146,000 shares at a weighted-average option price of $10.76 per share, with annual vesting of 25%, were awarded. The contractual lives of 2008 awards are consistent with those of prior years.

At September 30, 2008, 5,660,805 shares of common stock were available for grant under the Plan.

During the nine months ended September 30, 2008, the Company repurchased 1,669,208 shares of common stock at an average share price of $7.79, including commissions. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by the Company in the future.

During the nine months ended September 30, 2008, the Company received $5.9 million in cash proceeds for the exercise of 1,266,480 options with a $2.9 million tax benefit for disqualifying dispositions of incentive stock options and vesting of restricted stock units.

Note 10 — New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until December 31, 2008.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS No. 142-3 is effective for the Company beginning January 1, 2009. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Note 11 — Credit Facility

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guarantied by certain domestic subsidiaries of the Company. In addition, in the event the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified financial ratios. The Credit Facility matures on July 30, 2010.

As of September 30, 2008, there were no borrowings outstanding. In order to ensure the preservation of this additional liquidity amid the adverse credit market conditions, the Company borrowed $35 million under the Credit Facility in October 2008. In November 2008, after passage of the Emergency Economic Stabilization Act of 2008 and some stabilization of the credit markets, the Company elected to repay $25 million of the amount borrowed. Proceeds from the Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

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

Discontinued Operations of Consumer Division

On February 9, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of our business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The consideration paid to us pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by us in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. As of September 30, 2008, no amounts have been recorded in the condensed consolidated financial statements for this matter as we are still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the Purchasers.

The sale of the assets of the Consumer Division meets the criteria defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is presented herein as such. The results of operations and gain on the sale of the assets of the Consumer Division are reported in income (loss) from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, we now operate as a single reportable segment. The discussion of our financial condition and results of operations contained in this Form 10-Q include the operating results of our OEM business with our former Consumer Division being accounted for as a discontinued operation.

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

We are focusing on several revenue growth initiatives, including:

•

Continuing to develop and qualify customized Flash-based products, including our ZeusIOPS, Mach8IOPS and Mach8/MLC product lines, for the enterprise storage, enterprise server, notebook and ultra-mobile notebook applications, respectively;

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

A major area of our Flash-based product investment has been focused on solid-state drive technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments: a) enterprise storage and video-on-demand (VoD) applications, b) servers and c) PC, mobile computing and consumer-related markets and d) military and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to expand over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years.

In the third quarter of 2008, we received notice of design wins from one of the largest Enterprise Storage and Server OEMs confirming our qualification across multiple platforms using our ZeusIOPS and Mach8IOPS SSDs. We are in the later stages of qualification for our ZeusIOPS SSDs with several other key Enterprise-Storage customers. In addition, we are in the later stages of qualification with several leading Enterprise-Server OEMs for our Mach8IOPS SSD products.

Our MLC-based products for client applications are now shipping in volume. We believe the general environment of falling NAND Flash prices will help to further reduce the price of SSDs to the end-customer and stimulate demand in both of these markets. We started shipping production units into these markets in the third quarter of 2008.

Flash product revenue increased 45% from $27.9 million in the third quarter of 2007 to $40.5 million in the third quarter of 2008, and 31% from $77.5 million in the first nine months of 2007 to $101.9 million in the first nine months of 2008. We expect our continued investments in Flash custom design and controller development to result in sustained revenue growth from our Flash product line in the fourth quarter of 2008. Flash product gross margins were significantly higher than DRAM product gross margins in the third quarters of 2008 and 2007.

We offer both monolithic DRAM modules and DRAM modules based on our stacking technology. DRAM product revenue increased 56% from $14.0 million in the third quarter of 2007 to $21.8 million in the third quarter of 2008, and 21% from $52.4 million in the first nine months of 2007 to $63.2 million in the first nine months of 2008.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, China, Germany, Hong Kong, Italy, Japan, Malaysia, Taiwan and the United Kingdom in order to build the necessary infrastructure to support product development and revenue growth in those geographic regions. We completed construction of a 210,000 square foot manufacturing facility in Malaysia, which we expect will reduce average production and administrative labor costs, provide better access to growing markets internationally, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment, and lower our overall long-term effective income tax rate. However, we anticipate transition-related costs for our Malaysia manufacturing facility to negatively impact our earnings in the short-term.

During the third quarter of 2008, we incurred approximately $3.0 million of expenses related to our Malaysia operations. Of the $3.0 million, approximately $1.1 million represents general, administrative and other expenses, $470,000 represents research and development expenses, $130,000 represents sales and marketing expenses and $1.3 million relates to manufacturing overhead.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 78.4% of our revenues in the first nine months of 2008, compared to 73.5% of our total revenues in the first nine months of 2007, and 82.2% of our revenues in the third quarter of 2008, compared to 76.3% of our total revenues in the third quarter of 2007. We had two customers account for more than 10.0% of our revenues, at 40.9% and 13.7%, for the nine months ended September 30, 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 52.1%, for the same period in 2007. We had three customers account for more than 10.0% of our revenues, at 36.5%, 12.3% and 10.7%, in the third quarter of 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 52.4%, for the same period in 2007.

The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues and the loss of any key customer would materially reduce our revenues.”

Revenues derived from billings to foreign customers accounted for 21.8% of our revenues in the first nine months of 2008, compared to 20.0% of our revenues in the first nine months of 2007, and 29.3% of our revenues in the third quarter of 2008, compared to 18.8% of our revenues in the third quarter of 2007. During the third quarter of 2008, 12.6% of our revenues were derived from billings to customers in Singapore. No single foreign country accounted for more than 10% of revenues during the third quarter of 2007. Substantially all of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers. Going forward, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established. For the nine months ended September 30, 2008 and 2007, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have been and expect to continue to experience some seasonality in our business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending to their full capital budgets before the end of each year.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.9	71.0	67.6	69.7

Gross profit	32.1	29.0	32.4	30.3
Operating expenses:
Sales and marketing	8.1	8.9	8.4	9.4
General and administrative	11.2	11.2	10.6	9.5
Research and development	9.0	7.6	8.7	7.8

Total operating expenses	28.3	27.7	27.7	26.7
Operating income	3.8	1.3	4.7	3.6
Interest income	0.4	2.4	0.8	2.1

Income from continuing operations before provision for income taxes	4.2	3.7	5.5	5.7

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Net Revenues. Our revenues were $63.7 million in the third quarter of 2008, compared to $44.7 million in the same period in 2007. Revenues increased 42.5% in the third quarter of 2008 due primarily to a 24.9% increase in unit shipments and a 20.0% increase in average sales price, or ASP, from $30 in the third quarter of 2007 to $36 in the third quarter of 2008. The increase in unit shipments resulted primarily from an increase in orders from new and existing customers in the third quarter of 2008. The increase in our ASP resulted primarily from a 30.8% increase in Flash ASP as the result of increased sales of higher-ASP ZeusIOPS products in the third quarter of 2008 compared to the same period in 2007.

Sales of our products are generally made under short-term cancelable purchase orders. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit was $20.4 million in the third quarter of 2008, compared to $13.0 million in the same period in 2007. Gross profit as a percentage of revenues was 32.1% in the third quarter of 2008, compared to 29.0% in the third quarter of 2007. The increase in gross profit in absolute dollars was due primarily to increased revenues and unit shipments for Flash products. Gross profit as a percentage of revenue in the third quarter of 2008 increased due primarily to a shift in product mix toward higher value-added Flash products and improvements in gross profit margin for DRAM products, partially offset by an increase in production and labor overhead due to ramp-up costs related to our Malaysia facility.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.1 million in the third quarter of 2008, compared to $4.0 million in the third quarter of 2007. Sales and marketing expenses as a percentage of revenue were 8.1% in the third quarter of 2008, compared to 8.9% in the third quarter of 2007. The increase in sales and marketing expenses in absolute dollars was due to increases in revenues, units shipped, and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses and as a result of lower commissions paid to independent manufacturers’ representatives, which resulted from revised agreements with those representatives during the third quarter of 2007. Additionally, we utilized fewer manufacturers representatives during the third quarter of 2008 compared to the third quarter of 2007. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.2 million in the third quarter of 2008, compared to $5.0 million in the third quarter of 2007.

General and administrative expenses as a percentage of revenues were 11.2% in the third quarters of 2008 and 2007. The increase in general and administrative expenses in absolute dollars was due primarily to a $920,000 increase in costs related to our new facility in Malaysia, a $550,000 increase in payroll and payroll-related costs, a $220,000 increase in depreciation expense, and a $150,000 increase in global tax structuring costs. Payroll and payroll-related costs increased due to an increase in employee headcount, higher stock-based compensation and bonuses. Malaysia costs have increased as the result of the facility continuing to ramp-up operations in 2008. Depreciation expense increased due to increased investments in computer software applications to support worldwide growth.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $5.7 million in the third quarter of 2008, compared to $3.4 million in the third quarter of 2007. Research and development expenses as a percentage of revenues were 9.0% in the third quarter of 2008 compared to 7.6% in the third quarter of 2007. Research and development expenses increased in absolute dollars and as a percentage of revenues due primarily to increases in payroll costs and new product design costs from our expanding global research and development efforts predominantly related to our SSD Flash product lines which includes the advancement of high performance solid state drives.

Interest Income. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. Interest income was $241,000 in the third quarter of 2008 and $1.1 million in the third quarter of 2007. The decrease in interest income resulted primarily from lower interest rates and a lower average cash balance in 2008 compared to 2007. The average cash balance during the third quarter of 2008 compared to the third quarter of 2007 decreased due primarily to working capital requirements

Provision for Income Taxes. The provision for income taxes was $1.5 million and $1.2 million in the third quarters of 2008 and 2007, respectively. Our effective tax rate decreased from 69.8% in the third quarter of 2007 to 56.1% in the third quarter of 2008 due primarily to higher than anticipated foreign losses in tax-free jurisdictions that were not tax-benefited in the third quarter of 2007. We expect to receive significant long-term tax benefits after the implementation of our new global tax structure.

Income from Continuing Operations. Income from continuing operations was $1.2 million and $506,000 in the third quarters of 2008 and 2007, respectively. The increase in income from continuing operations was due primarily to a $7.4 million increase in gross profit offset by a $5.6 million increase in operating expenses, an $833,000 decrease in interest income and an $309,000 increase in the provision for income taxes in the third quarter of 2008 compared to the third quarter of 2007. The increase in gross profit is due primarily to an increase in Flash and DRAM revenues as the result of an increase in unit sales in 2008. The increase in operating expenses is due primarily to expansion efforts in Asia and Europe, an increase in employee compensation costs, higher professional fees, an increase in capital expenditures and increased investments in research and development for new Flash products to support the increase in revenue.

Income from Discontinued Operations. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. Income from discontinued operations was $47,000 and $324,000 in the third quarters of 2008 and 2007, respectively. The income in the third quarter of 2008 is due primarily to a cash settlement on a lawsuit received from a former supplier of hard drive products to our former Consumer Division.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Net Revenues. Our revenues were $170.5 million in the first nine months of 2008, compared to $135.6 million in the same period in 2007. Revenues increased 25.7% in the first nine months of 2008 due primarily to an 18.0% increase in unit shipments, and a 9.1% increase in ASP from $33 in first nine months of 2007 to $36 in the first nine months of 2008. The increase in unit shipments resulted primarily from an increase in orders from new and existing customers in the first nine months of 2008. The increase in our ASP resulted primarily from an increase in higher-ASP SSD product sales in the first nine months of 2008 compared to the first nine months of 2007.

Gross Profit. Our gross profit was $55.2 million in the first nine months of 2008, compared to $41.1 million in the same period in 2007. Gross profit as a percentage of revenues was 32.4% in the first nine months of 2008, compared to 30.3% in the first nine months of 2007. The increase in gross profit in absolute dollars was due primarily to increased revenues and unit shipments for Flash and DRAM products. Gross profit as a percentage of revenue in the first nine months of 2008 increased due primarily to an increase in gross profit margin for DRAM products.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $14.2 million in the first nine months of 2008, compared to $12.7 million in the first nine months of 2007. Sales and marketing expenses as a percentage of revenue were 8.4% in the first nine months of 2008, compared to 9.4% in the first nine months of 2007. The increase in sales and marketing expenses in absolute dollars was due to increases in revenues, units shipped, and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, including expansion in Asia and Europe, and to support the continued revenue growth of our Flash products, partially offset by lower commissions paid to independent manufacturers’ representatives. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses and as a result of lower commissions paid to independent manufacturers’ representatives, which resulted from revised agreements with those representatives during the third quarter of 2007. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $18.1 million in the first nine months of 2008, compared to $12.9 million in the first nine months of 2007. General and administrative expenses as a percentage of revenues were 10.6% in the first nine months of 2008, compared to 9.5% in the first nine months of 2007. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to a $1.5 million increase in payroll and payroll-related costs, a $1.7 million increase in costs related to our new facility in Malaysia, an $890,000 increase in legal expenses, a $540,000 increase in global tax structuring costs and a $520,000 increase in depreciation expense. Payroll and payroll-related costs increased due to higher stock-based compensation and bonuses and an increase in employee headcount. Malaysia costs have increased as the result of the facility continuing to ramp-up operations in 2008. Legal expenses have increased as the result of an IP litigation matter which began in 2008. Depreciation expense increased due to increased investments in computer software applications to support worldwide growth.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $14.9 million in the first nine months of 2008, compared to $10.6 million in the first nine months of 2007. Research and development expenses as a percentage of revenues were 8.7% in the first nine months of 2008 compared to 7.8% in first nine months of 2007. Research and development expenses increased in absolute dollars and as a percentage of revenues due primarily to increases in payroll costs and new product design costs from our expanding global research and development efforts predominantly related to our SSD Flash product lines which includes the advancement of high performance solid state drives.

Interest Income. Interest income is comprised of interest earned on our cash, cash equivalents and marketable securities. Interest income was $1.4 million in the first nine months of 2008 and $2.8 million in the first nine months of 2007. The decrease in interest income resulted primarily from lower interest rates and a lower average cash balance in 2008 compared to 2007. The average cash balance decreased in the first nine months of 2008 compared to the first nine months of 2007 due primarily to working capital requirements and $15.5 million of cash used to repurchase shares of our common stock during the last three months of 2007 and first nine months of 2008.

Provision for Income Taxes. The provision for income taxes increased from $3.5 million in the first nine months of 2007 to $5.1 million in the first nine months of 2008 due primarily to the increase in income from continuing operations before income taxes from $7.7 million in the first nine months of 2007 to $9.4 million in the first nine months of 2008. Our effective tax rate increased from 44.7% in the first nine months of 2007 to 54.2% in the first nine months of 2008 due primarily to higher than anticipated foreign losses in tax-free jurisdictions.

Income from Continuing Operations. Income from continuing operations remained consistent from $4.3 million in the first nine months of 2007 to $4.3 million in the first nine months of 2008. Income from continuing operations was comprised of a $14.1 million increase in gross profit, offset by an $11.0 million increase in operating expenses, a $1.7 million increase in the provision for income taxes and a $1.4 million decrease in interest income in the first nine months of 2008. The increase in gross profit is due primarily to an increase in Flash and DRAM revenues as the result of an increase in unit sales in 2008. The increase in operating expenses is due primarily to expansion efforts in Asia and Europe, an increase in employee compensation costs, higher professional fees, an increase in capital expenditures and increased investments in research and development for new Flash products.

Income from Discontinued Operations. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations decreased from $4.6 million in the first nine months of 2007 to $138,000 in the first nine months of 2008 due primarily to substantially no activity taking place in 2008 related to the former Consumer Division, other than cash settlements received and the reduction of the potential rebate liability recorded as of December 31, 2007 related to the Hard Drive Class Action Lawsuit, discussed in “Legal Proceedings” contained in Part II, Item 1 of the Report.

Liquidity and Capital Resources

Working Capital, Cash and Marketable Securities

As of September 30, 2008, we had working capital of $133.0 million, including $29.4 million of cash and cash equivalents, compared to working capital of $141.1 million, including $94.3 million of cash and cash equivalents as of December 31, 2007 and working capital of $144.7 million, including $105.2 million of cash and cash equivalents as of September 30, 2007. Current assets were 5.1 times current liabilities at September 30, 2008, compared to 7.1 times current liabilities at December 31, 2007, and 7.3 times current liabilities at September 30, 2007.

Cash Used in Operating Activities in the Nine Months Ended September 30, 2008

Net cash used in operating activities was $45.1 million for the nine months ended September 30, 2008 and resulted primarily from a $48.7 million increase in inventory and a $15.8 million increase in accounts receivable, partially offset by a $5.4 million increase in accounts payable, a $3.7 million increase in accrued and other liabilities, net income of $4.5 million and non-cash depreciation and amortization of $6.5 million. Inventory increased primarily due to an increase in purchases of Flash inventory in 2008 in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches set for the second half of 2008 and the first quarter of 2009. Accounts receivable increased primarily due to an increase in sales. Accounts payable increased as a result of higher inventory purchases in the three months ended September 30, 2008 compared to the three months ended December 31, 2007. Accrued and other liabilities increased primarily due to a $1.5 million increase in payroll and payroll-related liabilities as a result of higher employee headcount and a $1.4 million increase in income taxes payable.

Cash Used in Investing Activities for the Nine Months Ended September 30, 2008

Net cash used in investing activities was $15.7 million for the nine months ended September 30, 2008 resulting primarily from $16.0 million in purchases of property, plant and equipment related to production equipment for the United States and Malaysia locations. During the nine months ended September 30, 2008, we had purchases and sales of marketable securities of $47.8 million.

As of September 30, 2008, we have made capital expenditures of approximately $30.8 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $8.0 million over the next five years ending September 30, 2013. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash Used in Financing Activities for the Nine Months Ended September 30, 2008

Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2008 and resulted from a $13.0 million repurchase of our common stock under our share repurchase program, partially offset by $5.9 million in proceeds realized from the exercise of stock options and a $2.9 million tax benefit from employee stock option exercises and vestings of restricted stock units. In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. In May 2007, our board of directors authorized the expansion of the existing repurchase program enabling us to repurchase up to $60.0 million of our common stock over an 18-month period expiring on November 18, 2008. We repurchased 1,669,208 shares of common stock at an average share price of $7.79, including commissions during the nine months ended September 30, 2008. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by us in the future.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guarantied by certain of our domestic subsidiaries. In addition, in the event we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified financial ratios. The Credit Facility matures on July 30, 2010. As of September 30, 2008, there were no borrowings outstanding. In order to ensure the preservation of this additional liquidity amid the adverse credit market conditions, we borrowed $35 million under the Credit Facility in October 2008. In November 2008, after passage of the Emergency Economic Stabilization Act of 2008 and some stabilization of the credit markets, we elected to repay $25 million of the amount borrowed. Proceeds from the Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

We believe that our existing assets, cash, cash equivalents and investments on hand, together with the $35 million credit facility with Wachovia and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Set forth in the table below is our estimate of our significant contractual obligations at September 30, 2008.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$6,117	$909	$1,436	$1,312	$2,460
Non-cancelable capital equipment purchase commitments	2,582	2,582	—	—	—
Non-cancelable inventory purchase commitments	6,756	6,756	—	—	—
Other non-cancelable purchase commitments	2,302	2,302	—	—	—

Total	$17,757	$12,549	$1,436	$1,312	$2,460

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first nine months ended September 30, 2008 and 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until December 31, 2008. Effective January 1, 2008, we adopted the provisions of SFAS No. 159,

“The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS No. 142-3 is effective for us beginning January 1, 2009. We do not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on our consolidated financial statements.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and marketable securities. We periodically invest in marketable securities as part of our investment strategy. At September 30, 2008, our cash and cash equivalents were $29.4 million invested in money market and other interest bearing accounts. At September 30, 2008, we had no investments in marketable securities.

We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $294,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents and marketable securities as of September 30, 2008 were as follows:

	Expected Maturity Date
	Before October 1, 2009	Thereafter	Total	Fair Value 9/30/2008
Cash and cash equivalents:
Money market funds	$29,359,000	$—	$29,359,000	$29,359,000
Weighted average interest rate	2.72%		2.72%	2.72%

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

Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2008, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Lemelson Medical, Education & Research Foundation, LLP—Patent Infringement

We received notice on November 26, 2001 that the Lemelson Medical, Education & Research Foundation, LLP filed a complaint on November 13, 2001 against us and other defendants. The complaint was filed in the District Court of Arizona and alleges that our manufacturing processes infringe several patents that the Lemelson Foundation allegedly owns. The complaint also states that these allegedly infringed patents relate to machine vision technology and bar coding technology. On March 7, 2002, we were served with the Lemelson Foundation complaint. Thereafter, the case was stayed pending the outcome of related cases against parties involving the same patents. On September 9, 2005, in one of these related cases, the U.S. Court of Appeals for the Federal Circuit affirmed a decision by the U.S. District Court for the District of Nevada that found several Lemelson Foundation patents to be unenforceable. Based on the U.S. Court of Appeal’s affirmance, the Lemelson Foundation moved to dismiss with prejudice all claims against us and certain other defendants, and that request for dismissal was granted by the court. In July 2008, following the dismissal of the last remaining defendant in the case, the court ruled that this case was terminated.

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary basis for measurement. Although we believe this lawsuit is without merit, we have agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, we will pay a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The court granted preliminary approval of the settlement on May 30, 2008 and we launched our 6% rebate program on June 9, 2008. The court approved the terms of the settlement on September 23, 2008. The submission period for the 6% rebate program ended in September 2008 and we are in the process of validating the limited number of claims we received. During the nine months ended September 30, 2008, we reduced our previous accrual for potential rebate claims by $114,000, which is included as a component of discontinued operations since the related products were sold by our former Consumer Division. The remaining accrual as of September 30, 2008 is immaterial. We are also pursuing claims against our former insurance provider and some of the suppliers who have supplied us with the hard drives involved since we believe that those suppliers have a legal duty to indemnify us for any damages. There can be no assurance, however, that we will be successful in our claims against our former insurance provider or the suppliers. During the nine months ended September 30, 2008, we received cash settlements from certain former suppliers of hard drive products to our former Consumer Division, totaling $152,000, which were recorded as income from discontinued operations.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that we infringe four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that we infringe an additional Seagate patent – U.S. Patent No. 5,261,058. The lawsuit seeks injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. We filed our answer on May 15, 2008 asserting affirmative defenses of non-infringement, invalidity, failure to mark or give notice, unenforceability, and adequate remedy other than injunctive relief. Further, in the answer we counter-claimed for a declaratory judgment of non-infringement, invalidity, and unenforceability of all 5 Seagate patents, and all legal fees and costs. On November 7, 2008, we filed our amended answer to add counter-claims against Seagate and Seagate CEO William D. Watkins for intentional interference with contractual relations, intentional interference with prospective economic advantage, defamation (libel per se), trade libel, unfair competition (Cal. Bus. & Prof. Code § 17200), false advertising / unfair competition (Lanham Act 15 U.S.C. § 1125(a)), and slander of title. We believe Seagate’s allegations are without merit and intend to vigorously defend ourselves in the lawsuit. As of September 30, 2008, no amounts have been recorded in the consolidated financial statements for this matter as we believe it is too early in the proceedings to determine an outcome.

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

As a result of the divestiture of our Consumer Division in February 2007, we have a less diversified customer base and our future success will be dependent on our ability to grow our business with new customers. There can be no assurance that we will be successful in growing our business with new customers. Our failure to grow our business with new customers will hurt our reputation and harm our business, financial condition and results of operations.

Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 78.4% of our revenues in the first nine months of 2008, compared to 73.5% of our total revenues in the first nine months of 2007, and 82.2% of our revenues in the third quarter of 2008, compared to 76.3% of our total revenues in the third quarter of 2007. We had two customers account for more than 10.0% of our revenues, at 40.9% and 13.7%, for the nine months ended September 30, 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 52.1%, for the same period in 2007. We had three customers account for more than 10.0% of our revenues, at 36.5%, 12.3% and 10.7%, in the third quarter of 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 52.4%, for the same period in 2007. Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers as a result of acquisitions. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could harm our business, financial condition and results of operations.

Ineffective management of inventory levels or product mix, order cancellations, product returns and inventory write-downs could adversely affect our results of operations.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $2.6 million and $2.2 million during the nine months ended September 30, 2008 and 2007, respectively.

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

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and performance depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone purchases, and continued uncertainties may reduce future sales of our products and services. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased collection times or greater write-offs, which could have a material adverse effect on our cash flow. Finally, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and services and on the our financial condition and operating results.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third-party could claim that our products infringe a patent or other proprietary right. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation. A license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

We are currently involved in one lawsuit regarding intellectual property infringement as further described under “Legal Proceedings.” In this lawsuit, Seagate alleges that we infringe five of its patents, including one related to solid state drive (SSD) technology and another related to stacking technology. Because litigation is inherently uncertain, we cannot predict the outcome of this lawsuit. We expect litigation will likely divert the efforts and attention of our key management and technical personnel. In addition, we expect to incur substantial legal fees and expenses in connection with this lawsuit. As a result, our defense of this lawsuit, regardless of its eventual outcome, is expected to be costly and time consuming.

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

On July 30, 2008, we entered into a credit agreement for a $35 million revolving credit facility. Our debt could have important consequences, such as:

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2007, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. Further, our Malaysia facility will become a significant subsidiary subject to Section 404 in 2008. Since 2008 is the first year that our Malaysia subsidiary will undertake a thorough examination of its internal control systems and procedures for financial reporting, there can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in this entity’s internal controls.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 50% of our outstanding common stock at September 30, 2008 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. For each of the nine months ended September 30, 2008 and 2007, international sales, which are derived from billings to foreign customers, comprised 22% and 20%, respectively, of our revenues. For each of the nine months ended September 30, 2008 and 2007, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, and Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer and Secretary. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our stock repurchasing activity during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
As of June 30, 2008	1,669,208	$7.79	2,005,055	$44,484,139
July 1 through July 31	—	—	—	$44,484,139
August 1 through August 31	—	—	—	$44,484,139
September 1 through September 30	—	—	—	$44,484,139

Total	—	$7.79	2,005,055	$44,484,139

(1)	In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. On May 22, 2007 we announced that our board of directors had authorized the expansion of the existing share repurchase program enabling us to repurchase up to $60 million of our common stock over an 18-month period expiring on November 18, 2008. Repurchases under our share repurchase program were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by us in the future. All shares were purchased pursuant to our existing share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: November 10, 2008	/s/ DAN MOSES
Dan Moses Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.