Form 10-K
period 2008-12-31
STEC, INC.
filed 2009-03-12
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-31623

STEC, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	33-0399154
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Daimler Street

Santa Ana, California 92705-5812

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (949) 476-1180

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

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

Yes   ☐     No   ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $246,356,195 (based upon the last closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2009, there were approximately 48,432,340 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

STEC, INC.

FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Important information regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation information under the caption “Risk Factors” beginning on page 8 of this Report. All forward-looking statements attributable to STEC are expressly qualified in their entirety by such language. We do not undertake any obligation to revise or update any forward-looking statements for any reason.

We own or have rights to product names and trademarks that we use in conjunction with the sale of our products, including but not limited to IC Tower®, Mach8 ®,Mach8IOPS® , Postage Stamp™, Single Chip Drive TM, Zeus and Zeus IOPS.

PART I.

ITEM 1.	BUSINESS

Overview

STEC, Inc. (including our subsidiaries, referred to collectively in this Report as “STEC”, “we”, “our” and “us”) designs, develops, manufactures and markets custom memory solutions based on Flash memory and Dynamic Random Access Memory (“DRAM”) technologies. Headquartered in Santa Ana, California, we specialize in developing high-speed, high-capacity Flash solid-state drives (SSDs) and memory cards used in sensitive and highly-volatile environments and high-density DRAM modules. We offer a comprehensive product line used by original equipment manufacturers (“OEMs”). Prior to the divestiture of our Consumer Division in February 2007, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory and DRAM technologies, as well as external storage solutions used in consumer electronics applications. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations of Consumer Division” for additional information about the divestiture of our Consumer Division.

We market our products to OEMs, leveraging our design capabilities to offer custom memory solutions to address their specific needs. We are focusing on several revenue growth initiatives, including:

•	Continuing to develop and qualify customized Flash-based products, including our ZeusIOPS and Mach8IOPS product lines, for the enterprise-storage and enterprise-server applications, respectively; and

•	Expanding our international business in Asia and Europe.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash design capabilities and sales and marketing infrastructure. Flash product revenue increased 20.2% from $91.7 million in 2006 to $110.2 million in 2007, and increased 36.4% from $110.2 million in 2007 to $150.3 million in 2008. We expect our continued investments in Flash custom design capabilities and controller development to result in sustained revenue growth from our Flash product line in 2009.

A major area of our Flash-based product investment has been focused on solid-state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments; a) enterprise-storage applications, b) enterprise-server applications, c) video-on-demand (VoD) applications, d) PC mobile computing and consumer-related markets and e) military and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to expand over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years. In 2008 we entered the mobile computer market with our ultra-mobile SSDs. While we have qualified and sold this product into a leading PC OEM in this market segment, we believe that our technology and SSD product offerings will be primarily focused on the other market segments for SSD technology and expect our revenues in this segment to decline significantly beyond the second quarter of 2009. Further, we have received recent indications from our existing PC OEM customer that they may end-of-life the program which utilizes our ultra-mobile SSD product. In this circumstance, we may have excess inventory which was purchased specifically for this customer in accordance with their purchase orders and sales forecasts. In the event the customer decides to formally end this sales program, we believe that they remain contractually obligated to either take delivery of or compensate us for any excess inventory that we purchased for their ultra-mobile SSD program in accordance with the purchase orders that we received from this customer.

We offer both monolithic DRAM modules and DRAM modules based on our stacking technology. DRAM product revenue decreased from $122.5 million in 2006 to $71.0 million in 2007. In 2008, our DRAM module revenue remained consistent with 2007 at $71.0 million. We expect sales of DRAM modules to decline over time as we continue to focus on growing our Flash-based product lines.

We continue to make progress toward one of our long-term revenue growth initiatives to expand our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, China, Germany, Hong Kong, Italy, Japan, Malaysia, Taiwan and the United Kingdom in order to build the necessary infrastructure to support product development and revenue growth in those geographic regions. We completed construction of a 210,000 square foot manufacturing facility in Malaysia, which we expect will reduce average production and administrative labor costs, provide better access to growing markets internationally, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment, and lower our overall long-term effective income tax rate. However, in the short-term we expect that costs incurred to transition our manufacturing operations from Santa Ana, California to Penang, Malaysia will negatively impact our earnings. During 2008, our Malaysian operations incurred approximately $3.4 million of general, administrative and other expenses, $1.6 million of research and development expenses, $400,000 of sales and marketing expenses and $6.4 million of expenses related to manufacturing overhead.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 77.2% of our total revenues in 2008, 74.1% of our total revenues in 2007, and 81.7% of our total revenues in 2006. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. See “Business – Customers.”

Industry Background

For the past half century, computing system OEMs had two choices of storage technologies: DRAM and HDD. Over time, microprocessor capabilities have surged to a point that has dramatically outpaced the performance capabilities of HDDs, thus creating the need for faster access to storage. DRAM is cost- and power-prohibitive in such applications. The resultant need is for a new tier of storage which bridges that wide divide between DRAM and HDD, and thus the advent of SSD in the computing hierarchy.

A well-designed SSD delivers a valuable and unique set of characteristics, which are a combination of improved performance, improved reliability and improved energy efficiency relative to HDD. Across the range of enterprise-storage and enterprise-server OEMs, SSD is viewed as a vital, permanent tier of storage which renders compelling value to the end-users of those storage and server systems: unprecedented performance and power savings, at lower cost than comparative systems built only with HDD and DRAM.

STEC believes it is a pioneer and technology leader in regards to innovations in solid-state storage due to its nearly 20 years of focus on advanced memory solutions. Throughout its history, STEC has been delivering advanced memory and storage solutions to a wide range of customers in market segments, spanning networking to aerospace. Over this relatively long history, STEC has continuously evolved product architectures to meet what the Company viewed as significant industry challenges, and thus the patented, proprietary architectures which enable the enterprise SSDs STEC ships to the enterprise OEMs.

The STEC Solution

STEC designs, manufactures and markets a comprehensive line of storage products used in enterprise applications, networking and communications and other OEM applications. We are a global design and manufacturing company focused on customized storage solutions for a broad spectrum of system platforms, with most sales based on a cooperative design effort with our customers. We offer our customers a comprehensive technology solution from concept to design to the creation of prototypes through volume production and testing.

Product Features

The key features of our products include:

•

Proprietary controller IC technology. In order to be first-to-market with innovative storage technologies, STEC designs the fundamental logic for its SSD products. The controllers within the various SSD products are the key to enabling high levels of performance and reliability.

•	High degree of customization. Products sold to our customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•	High performance. STEC’s SSD technology is optimized for exceptionally low-latency, fast access times and sustained megabyte-per-second speeds.

•

High density. Our patented stacking technology allows us to design and manufacture products in which multiple memory chips are stacked vertically to increase the capacities without increasing the product footprint. In some cases, our IC Tower and Postage Stamp stacking memory technology allows us to create a high capacity solution that is otherwise not currently available in the market using standard devices, and in other cases it allows us to provide the same capacity as a standard module at a lower price point.

•	Compact size. We are able to manufacture high-density products with some of the smallest form factors in the market in order to meet the ever-reducing size of our customers’ products.

•

High reliability. Our products are built utilizing sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations typically associated with mobile computing and OEM applications.

•

Low power consumption. During read and write operations, SSD memory products typically use less power than rotating disk drives. At all other times during system operation, SSD memory products require no power.

Solid-State Drive/Flash Products

Our SSD products are used in a wide range of applications, all of which demand high-reliability, high-capacity, and/or high performance. At the heart of each STEC storage product is a controller designed by STEC for the rigors of demanding OEM applications, offering industry-leading performance, reliability and flexibility.

We offer a broad line of SSD products in various form factors and capacities, including:

ZeusIOPS Solid-State Drive. STEC ZeusIOPS Solid-State Drives are elite high performance enterprise-class data storage solutions. Built for speed, the ZeusIOPS is over two hundred times faster at random I/O than standard disk drives. One ZeusIOPS drive can replace multiple hard drives or eliminate the need to utilize additional DRAM to overcome performance bottlenecks, resulting in reduced cost, energy and space requirements.

MACH8IOPS. STEC’s MACH8IOPS Solid-State Drives are a small form factor, high throughput storage solution for mission-critical systems in a variety of industries. MACH8IOPS SSDs incorporate our proprietary eight-channel ASIC controller which delivers significant improvements over enterprise-class hard disk drives in terms of data access, data throughput and improved power consumption. The MACH8IOPS SSDs are ideal for enterprise servers that expose drives to challenging workloads typified by randomly mixed reads and writes under rigorous workloads.

MACH8. STEC’s MACH8 Solid-State Drives are a small form factor, high-throughput and storage solution. Notebook computers and portable media players are among the applications that benefit from SSDs due to their need for cost-effective SSDs which also provides reduced power consumption, reduced weight and improved reliability. MACH8 SSDs are available in 2.5” with capacity up to 512GB and 1.8” up to 128GB. This product also contains advanced ECC and Flash management technology to enable the right levels of data integrity and extended life for SSDs.

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

Flash Modules. Our Flash module products target embedded systems where device footprint is a critical parameter. There is no electrical circuitry or software interface change required when replacing a standard hard drive with a Flash disk module. The main benefit of Flash disk modules is that they are easier to incorporate into designs because they are less than one-quarter the size of a 2.5-inch hard drive and they plug directly into the motherboard, thereby eliminating the need for cables. Specifically, the product line is available in IDE (“IFM”—40-pin, 44-pin) and USB (“UFM”) interfaces.

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

DRAM Products

We offer a full range of DRAM products, including dual in-line memory modules (“DIMMs”), small-outline DIMMS (“SODIMMs”), mini-registered DIMMs (“mini-RDIMMs”), very low profile (“VLP RDIMMs”) and Fully-Buffered DIMMs (“FB-DIMMs”). Our DRAM products are used in higher performance computing, communications, and industrial applications. We offer these products with different DRAM architectures such as FB-DIMM, DDR, DDR2, DDR3 and SDRAM.

Stacked ICs on Products

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

DRAM modules and Flash products with stacked components. We have a range of custom and application-specific stacked DRAM modules across multiple DIMM form factors in capacities up to 16GB. Our stacked DRAM products are used primarily in high-performance servers, workstations, switches and routers, and other custom systems. We offer many of these modules utilizing different DRAM architectures such as double data rate (“DDR”), and DDR2, and synchronous DRAM (“SDRAM”). Our stacked Flash products are used primarily in embedded systems.

Research and Development

Our research and development staff develop reliable, high-performance and cost-effective storage products to address the needs of traditional and emerging computing applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consisted of 165 persons as of December 31, 2008, is focused on all facets of complex system-level product design. Functionally, the engineering team has dedicated expertise in IC design, firmware for media management, firmware for host compatibility, and system-level product integration. We design all facets of our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards which enable the adoption of advanced solid-state storage design. An important aspect of our research and development effort is to understand the challenges presented by our customers’ requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our product offering.

As a vertically-integrated product company, a major thrust of our engineering effort is designing proprietary software utilities and associated processes which enable high-volume manufacturing and test. This enables us to continually improve our manufacturing processes and test routines. The manufacturing and engineering process are tightly coupled wherein we design SSD controllers to enable innovative approaches to manufacturing and test. Additionally, our IC Tower and Postage Stamp stacking technology are important components of our research and development effort as it allows us to design solutions that are continually migrating to higher densities for our customers. Our stacking technology enables us to produce high-density Flash and DRAM products by manufacturing products which optimize all three dimensions. These products offer higher-density capacities in the same footprint as the traditional two-dimensional designs.

Research and development expense was $21.1 million, $15.0 million and $10.1 million for the three years ended December 31, 2008, 2007 and 2006, respectively.

Design, Manufacturing and Test

Design and production. The typical production cycle consists of a design stage followed by a prototype stage and ends with full production of the final product. By working with our customers early in the design and prototype stages, we believe we are able to resolve critical design issues effectively and efficiently, thus shortening the time from prototype design to volume manufacturing. In addition, we believe working closely with our customers throughout the design and production stages allows us to gain important insights into their future product requirements.

Manufacturing. Our manufacturing processes are highly-automated and involve the use of specialized equipment for the production of storage and memory products. Our manufacturing systems have been optimized to support the placement of a large number of IC devices on each memory board. We believe we are able to achieve a high manufacturing yield and minimize direct labor costs as a result of our design efficiencies, high level of automation and general manufacturing expertise. Because our manufacturing systems can be easily configured for different memory products, we have the ability to offer our customers short manufacturing and test cycles on small and large projects. We also have developed an automated method of manufacturing our stacking products which we believe results in further manufacturing efficiencies. Our manufacturing processes at our Santa Ana, California and Penang, Malaysia facilities are ISO 9001 and ISO 14001 certified.

Test engineering. An important aspect of our manufacturing operations is our focus on test engineering. We test all of our storage and memory products upon completion of manufacturing, which we believe results in low returns due to product defects. We believe our test engineering expertise will continue to grow in importance as the speed and complexity of storage and memory products increase. Our test engineering group develops proprietary processes which, together with our continued investment in advanced testing equipment, have enabled us to consistently produce high-quality products.

Customers

We have no long-term volume commitments from our customers. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. We market our products to OEMs and OEM distributors, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Our ten largest customers accounted for an aggregate of 77.2% of our total revenues in 2008, 74.1% of our total revenues in 2007, and 81.7% of our total revenues in 2006. SMART Modular accounted for 34.4%, 50.1% and 37.3% of our total revenues in 2008, 2007 and 2006, respectively, EMC Corporation accounted for 15.2% of our total revenues in 2008, and Micron Semiconductor accounted for 24.9% of our total revenues in 2006. There were no other customers, which accounted for more than 10.0% of our revenues in 2008, 2007 and 2006. EMC Corporation and SMART Modular accounted for 31.6% and 23.5%, respectively, of accounts receivable as of December 31, 2008 and 18.4% and 31.1%, respectively, of accounts receivable as of December 31, 2007.

In 2008, we sold to more than 329 customers, comprised of direct sales and sales through OEM distributors and contract manufacturers that incorporate our products into systems they assemble for our customers. Our customers make the purchasing decisions on substantially all of the products we sell through OEM distributors and contract manufacturers.

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

International sales, which are derived from billings to foreign customers, accounted for $59.9 million or 26.3%, $36.8 million or 19.5%, and $27.5 million or 12.7%, of our total revenues in 2008, 2007 and 2006, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2008, 2007 and 2006. Substantially all of our international sales are export sales, which are shipped from our domestic facility to foreign customers. In the future, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established. For additional information regarding our international sales, see “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Total assets by geographic region for the year ended December 31, 2008 were as follows (amounts in thousands):

December 31, 2008
United States	$104,835
Malaysia	96,446
Other	4,604

Total	$205,885

Sales and Marketing

We use an internal direct sales force complemented by an external sales force of manufacturers’ representatives and OEM distributors for sales to our customers in the United States and internationally. We pursue our customer base on both a geographic and account-specific basis. We believe these combined sales forces have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a larger number of customers. In addition, as part of our sales and marketing efforts, our experienced application engineers work closely with our customers’ engineering teams in designing our products into their systems.

Customer Service and Support

We provide our customers with comprehensive product service and support. We work closely with our customers to monitor the performance of their product designs and to provide application design and support. This also provides us with insight into defining their subsequent generations of products. Our standard customer support package is generally offered with all product sales and includes full technical documentation and application design assistance. During our customers’ production phase, we provide extensive support which includes training, system-level design, implementation and integration support. We believe that tailoring our technical support to our customers’ needs is essential to the success of our product introductions and customer satisfaction.

Competition

We conduct business in an industry characterized by competition, rapid technological change, evolving industry standards, declining average sales prices and product obsolescence. Our primary competitors for storage products include: Intel, Samsung, SanDisk, Seagate, Toshiba, and Western Digital; and for DRAM products include: Micron, Qimonda, and SMART Modular. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers.

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

Suppliers

IC devices represent more than 80% of the component costs of our manufactured Flash cards and DRAM modules. We purchase these IC devices from a small number of suppliers. In 2008, our significant suppliers of IC devices included:

Flash IC Device Suppliers	DRAM IC Device Suppliers
• Samsung	• Micron
• Qimonda
• Samsung

We are dependent on a small number of suppliers to supply Flash and DRAM IC devices. We have no long-term Flash or DRAM device supply contracts. We periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Samsung supplies substantially all of the IC devices used in our Flash memory products. In addition, Micron, Qimonda and Samsung currently supply substantially all of the DRAM IC devices used in our DRAM products. For risks associated with our supplier relationships, see “Risk Factors—Our dependence on a small number of suppliers for components, including integrated circuit devices, and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

Seasonality

In the past, we experienced some seasonality in our business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending their full capital budgets before the end of each year. In 2008, these historical seasonal buying patterns were negatively impacted by adverse macro-economic conditions.

Backlog

Sales of our memory products and storage solutions are made under short-term cancelable orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $25.7 million as of December 31, 2008 and $13.7 million as of December 31, 2007. Our backlog has increased due primarily to an increase in customer orders for our SSD products. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 1, 2009, we owned 25 U.S. patents and 58 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. License fees related to the license of our intellectual property and our license of third party intellectual property were nominal for all periods presented in this report. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents which may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

Employees

As of December 31, 2008, we had 801 full-time employees, consisting of 470 in manufacturing (including test, quality assurance and material management), 76 in sales and marketing, 90 in finance and administration and 165 in design and product development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are satisfactory.

Available Information

Our Internet address is www.stec-inc.com. We make available on our website, free of charge, our filings made with the SEC electronically, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to those filings. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports, and any amendments to them, are also available at the internet website of the Securities and Exchange Commission, http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330.

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

Our operations and performance depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone or cancel purchases, and continued uncertainties may reduce future sales of our products and services. For example, during the fourth quarter of 2008 we experienced the cancellation of previously anticipated orders that negatively affected our revenues and operating results. These worldwide economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause our customers to further slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or greater write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow. Finally, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

We expect our quarterly operating results to fluctuate in future periods, causing our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment:

•	Impact of changing and recently volatile U.S. and global economic conditions;

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer and product revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Expenses associated with the start up of new operations or divisions.

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation;

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives.

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

Our dependence on a small number of suppliers for components, including integrated circuit devices, and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically, integrated circuit, or IC, devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. Samsung currently supplies substantially all of the IC devices used in our Flash memory products. Micron, Qimonda and Samsung currently supply substantially all of the DRAM IC devices used in our DRAM products.

Our customers qualify specific controller, Flash and DRAM ICs that are components in our products as part of the product qualification process. If any of our suppliers experience quality control problems, our products that utilize that supplier’s IC may be disqualified by one or more of our customers. This would disrupt our supply of ICs, reduce the number of suppliers available to us and adversely affect our ability to fulfill our customers’ product orders. Further, we may be required to qualify a new supplier’s IC, which could negatively impact our revenues during the new qualification process. There can be no assurance that we would be able to find and successfully qualify new suppliers in a timely manner or obtain ICs from new suppliers on commercially reasonable terms.

Moreover, from time to time, our industry experiences shortages in IC devices and foundry services which have resulted in placing their customers, ourselves included, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors.

In addition to Flash and DRAM ICs, a number of other components that we use in our products are available from only a single or limited number of suppliers. In the development of our own ASICs, we also depend on certain foundry subcontractors to manufacture these ASICs as well as on certain third-party subcontractors to assemble, obtain packaging materials for, and test these ASICs. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including:

•	The inability to obtain an adequate supply of components;

•	Price increases, late deliveries and poor component quality;

•	An unwillingness of a supplier to supply such components to us;

•	A key supplier’s or sub-supplier’s inability to access credit necessary to operate its business;

•	Failure of a key supplier to remain in business or adjust to market conditions;

•	Consolidation among suppliers may result in some suppliers exiting the industry or discontinuing the manufacture of components; or

•	Failure of a supplier to meet our quality, yield or production requirements.

A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, could increase our costs or the prices of our products and adversely affect our revenues and business.

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

Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 77.2% of our total revenues in 2008, 74.1% of our total revenues in 2007, and 81.7% of our total revenues in 2006. We had two customers account for more than 10.0% of our revenues, at 34.4% and 15.2%, in 2008, compared to one customer, which accounted for more than 10.0% of our revenues, at 50.1%, in 2007 and two customers, which accounted for more than 10.0% of our revenues at 37.3% and 24.9%, in 2006.

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

Disruption of our operations at our manufacturing facilities would substantially harm our business.

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

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $3.8 million in 2008, $2.5 million in 2007 and $2.1 million in 2006.

We have no long-term volume commitments from our customers. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. It is difficult to accurately predict what or how many products our customers will need in the future. Anticipating demand is challenging because our customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future, which could result in fluctuations in our revenues.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner.

The enterprise-storage, enterprise-server, video-on-demand (VoD), PC mobile computing and consumer-related markets and military and industrial applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. In addition, after we have developed a new product, our customers will usually test and evaluate our products. Our customers may need three or more months to test, evaluate and adopt our products and an additional three or more months to begin volume production of equipment that incorporates our products. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors for storage products include: Intel, Samsung, SanDisk, Seagate, Toshiba, and Western Digital; and for DRAM products include: Micron, Qimonda, and SMART Modular. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be in a better position to influence or respond to new or emerging technologies or standards and to changes in customer requirements than us. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

In addition, some of our significant suppliers, including Micron, Qimonda and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, improved pricing or render our technology or products obsolete or uncompetitive, any of which could cause a decline in sales or loss of market acceptance of our products.

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

In January 2008, we completed the construction of our 210,000 square foot manufacturing facility in Malaysia that is expected, over time, to serve as a major hub for our international operational activities including manufacturing, sales and marketing, procurement, and logistics. A failure to successfully and timely integrate these operations into our global infrastructure will have a negative impact on our overall operations, cause us to delay or forego some of the original perceived benefits of operating internationally such as lower average production and engineering labor costs, better access to growing markets in Asia, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate.

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2008, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 52% of our outstanding common stock at December 31, 2008 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 26.3%, 19.5% and 12.7% of our revenues in 2008, 2007 and 2006, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our revenues in 2008, 2007 or 2006. For 2008, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer and Secretary, and Raymond Cook, our Chief Financial Officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

In addition, on February 4, 2009, we commenced a reduction of our workforce at our Santa Ana, California headquarters as part of the transition of certain of our operations to our new 210,000 square foot manufacturing facility in Penang, Malaysia. While this action may help us achieve our growth strategy, it may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We occupy three leased facilities of approximately 11,700, 24,500 and 48,600 square feet in Santa Ana, California, which serve as our corporate headquarters. In addition to our executive offices, these facilities also contain substantially all of our domestic manufacturing, engineering, research and development and testing operations. We lease the 24,500 and 48,600 square foot facilities from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is a founder and major shareholder of STEC. In addition, Manouch Moshayedi and Mark Moshayedi are each an executive officer and director of STEC.

The base rent for the 11,700 square foot facility was approximately $10,000 per month during 2008. This lease expires in December 2009, but we have the option to extend the lease for an additional 18-month term at the same base rent. The base rent for the 24,500 square foot facility was approximately $20,000 per month during 2008. This lease expires in July 2017. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index. The base rent of the 48,600 square foot facility was approximately $34,000 per month during 2008. This lease also expires in July 2017. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

In January 2008, we completed the construction of our 210,000 square foot manufacturing facility in Malaysia that is expected, over time, to serve as a major hub for our international operational activities including manufacturing, sales and marketing, procurement, and logistics. As of December 31, 2008, we have invested approximately $33 million in land, facilities and capital equipment for our Malaysia facility.

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

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against us in the Superior Court for the State of California, County of Los Angeles, alleging that our description of the capacity of our hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that our description of the storage capacity on our hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary basis for measurement. Although we believe this lawsuit is without merit, we agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, we paid a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The court granted preliminary approval of the settlement on May 30, 2008 and we launched our 6% rebate program on June 9, 2008. The court approved the terms of the settlement on September 23, 2008. The submission period for the 6% rebate program ended in September 2008 and we processed the limited number of claims received and all rebates were mailed to claimants by the end of December 2008.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that we infringe four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that we infringe an additional Seagate patent—U.S. Patent No. 5,261,058. The lawsuit sought injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. On February 18, 2009, we, Seagate, and William D. Watkins entered into a Settlement Agreement (the “Settlement Agreement”) to dismiss with prejudice our respective claims in the lawsuit. Pursuant to the Settlement Agreement, the parties jointly filed a stipulated order of dismissal with prejudice with the court on February 18, 2009. Under the terms of the Settlement Agreement, the parties also agreed to release each other from liability for all claims asserted by the other in the lawsuit, with each party bearing its own fees and costs incurred in connection with the lawsuit. As part of the dismissal, no money was exchanged and neither party licensed its technology to the other.

Other Legal Proceedings

We are currently not a party to any other material legal proceedings. However, we are involved in other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our suppliers and customers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “STEC.” The following table sets forth the high and low sales prices reported on the Nasdaq Global Select Market for our common stock for the periods indicated.

	Price range of Common Stock
	High	Low
Year Ended December 31, 2008:
First Quarter	$10.18	$5.67
Second Quarter	$14.25	$6.10
Third Quarter	$11.26	$7.07
Fourth Quarter	$7.92	$3.42
Year Ended December 31, 2007:
First Quarter	$13.27	$6.50
Second Quarter	$8.98	$5.75
Third Quarter	$8.94	$6.14
Fourth Quarter	$11.05	$6.30

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on the Nasdaq Global Market on December 31, 2008, the last trading day in 2008, and February 27, 2009. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 31, 2008	$4.26
February 27, 2009	$5.64

Holders

As of February 27, 2009, there were 41 holders of record of our common stock.

Dividend Policy

Since becoming a public company, we have not declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend principally upon our results of operations, financial conditions, capital requirements, contractual and legal restrictions and other factors the board deems relevant.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for us, the Nasdaq Composite Index and the Standard & Poor’s Semiconductors Index, assuming an investment of $100 on December 31, 2003. No cash dividends have been declared on our common stock. The graph covers the period from December 31, 2003, the last trading day of our 2003 fiscal year, to December 31, 2008, the last trading day of our 2008 fiscal year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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

Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for each month in the three months ended December 31, 2008 are as follows:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (1)(2)	Maximum Dollar Value that May Yet be Purchased Under the Programs
October 1 through October 31	—	$—	—	$44,484,139
November 1 through November 30	490,040	$3.74	490,040	$9,615,714	(4)
December 1 through December 31	1,239,371	$3.75	1,239,371	$5,000,033

Total	1,729,411	$3.75	1,729,411

(1)	In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. On May 22, 2007 we announced that our board of directors had authorized the expansion of the existing share repurchase program enabling us to repurchase up to $60 million of our common stock over an 18-month period expiring on November 18, 2008. As of this program’s termination, we had repurchased an aggregate of 2,398,925 shares under this program at an average price of $7.05 per share for an aggregate purchase price of $16,906,974. The remaining authorized amount as of the program’s termination was $43,093,026.

(2)	In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010.

(3)	Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were purchased pursuant to our existing share repurchase programs.

(4)	This amount does not include $43,093,026 that was available under the May 22, 2007 stock repurchase program that expired on November 18, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes set forth in Part IV, Item 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. The consolidated income statement data for each of the three years in the period ended December 31, 2008 and the consolidated balance sheet data at December 31, 2008 and 2007 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Form 10-K. The consolidated income statement data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 were derived from our audited consolidated financial statements and are not included in this Form 10-K. The selected financial data of all periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of the Consumer Division as a discontinued operation.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share amounts)
Consolidated Income Statement Data:
Net revenues	$227,445	$188,652	$215,753	$128,310	$131,696
Cost of revenues	156,358	131,643	147,301	97,278	106,133

Gross profit	71,087	57,009	68,452	31,032	25,563

Sales and marketing	19,045	17,382	16,066	11,079	8,009
General and administrative	25,422	17,909	12,711	10,295	8,157
Research and development	21,081	14,971	10,071	6,400	4,095

Total operating expenses	65,548	50,262	38,848	27,774	20,261

Operating income	5,539	6,747	29,604	3,258	5,302
Interest income and other, net	1,326	3,786	3,653	1,629	1,052

Income from continuing operations before provision for income taxes	6,865	10,533	33,257	4,887	6,354
Provision for income taxes	2,714	4,723	12,071	744	2,067

Income from continuing operations	$4,151	$5,810	$21,186	$4,143	$4,287

Income from discontinued operations before provision for income taxes	238	7,094	1,103	2,399	470
Provision for income taxes	97	2,890	438	969	68

Income from discontinued operations	$141	$4,204	$665	$1,430	$402

Net income	$4,292	$10,014	$21,851	$5,573	$4,689

Net income per share:
Basic:
Continuing operations	$0.09	$0.12	$0.46	$0.09	$0.09
Discontinued operations	$—	$0.08	$0.01	$0.03	$0.01

Total	$0.09	$0.20	$0.47	$0.12	$0.10

Diluted:
Continuing operations	$0.08	$0.11	$0.44	$0.09	$0.09
Discontinued operations	$—	$0.08	$0.01	$0.03	$—

Total	$0.08	$0.19	$0.45	$0.12	$0.09

Shares used in computation of net income per share:
Basic	49,956,111	49,843,272	46,313,116	45,243,141	47,707,365
Diluted	51,132,417	51,587,784	48,353,536	46,624,517	49,563,208

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,379	$94,326	$40,907	$60,006	$73,346
Marketable securities	—	—	—	—	9,972
Working capital	127,554	141,149	147,633	111,764	121,564
Total assets	205,885	210,486	206,656	155,187	153,409
Total shareholders’ equity	181,563	185,545	166,014	127,382	131,428

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discontinued Operations of Consumer Division

On February 9, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of our business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The consideration paid to us pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by us in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. As of December 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as we are still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the Purchasers.

The sale of the assets of the Consumer Division meets the criteria defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is presented herein as such. The results of operations and gain on the sale of the assets of the Consumer Division are reported in income from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, we now operate as a single reportable segment. The discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K include the operating results of our OEM business with our former Consumer Division being accounted for as a discontinued operation.

Overview

STEC, Inc. designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Headquartered in Santa Ana, California, we specialize in developing high-speed, high-capacity Flash solid-state drives and memory cards, used in sensitive and highly-volatile environments, and high-density DRAM modules.

We market our products to OEMs, leveraging our design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Developing and qualifying customized Flash-based products, including our ZeusIOPS and Mach8IOPS product lines, for the enterprise-storage and enterprise-server applications, respectively;

•	Expanding our international business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash design capabilities and sales and marketing infrastructure. Flash product revenue increased 20% from $91.7 million in 2006 to $110.2 million in 2007 and increased 36% from $110.2 million in 2007 to $150.3 million in 2008. We expect our continued investments in Flash custom design capabilities and controller development to result in sustained revenue growth from our Flash product line in 2009. Flash product gross margins were significantly higher than DRAM product gross margins in all periods presented. We are consciously reducing the impact of our lower-margin products on our revenue and expect that as the product mix shifts to our higher-margin SSDs, our gross profit margin will improve in 2009.

A major area of our Flash-based product investment has been focused on solid-state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments; a) enterprise-storage applications, b) enterprise-server applications, c) video-on-demand (VoD) applications, d) PC mobile computing and consumer-related markets and e) military and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to develop over the next few years, aided by the continuation of the decline in Flash component pricing, with the overall unit volumes continuing to grow over the next several years. We have been working with all of the major Enterprise-Storage OEMs to qualify our ZeusIOPS in their systems. Currently, most of the major Enterprise-Storage OEMs have launched or are launching their storage systems equipped with our ZeusIOPS SSDs. In 2008 we entered the mobile computer market with our ultra-mobile SSDs. While we have qualified and sold this product into a leading PC OEM in this market segment, we believe that our technology and SSD product offerings will be primarily focused on the other market segments for SSD technology and expect our revenues in this segment to decline significantly beyond the second quarter of 2009. Further, we have received recent indications from our existing PC OEM customer that they may end-of-life the program which utilizes our ultra-mobile SSD product. In this circumstance, we may have excess inventory which was purchased specifically for this customer in accordance with their purchase orders and sales forecasts. In the event the customer decides to formally end this sales program, we believe that they remain contractually obligated to either take delivery of or compensate us for any excess inventory that we purchased for their ultra-mobile SSD program in accordance with the purchase orders that we received from this customer.

We offer both monolithic DRAM modules and DRAM modules based on our stacking technology. Prior to 2005, a substantial portion of our DRAM business had been comprised of stacked DRAM modules. As a result of the introduction of new DRAM technologies, we expect that a higher percentage of our DRAM business will be derived from monolithic DRAM modules. DRAM product revenue decreased 42% from $122.5 million in 2006 to $71.0 million in 2007. In 2008, our DRAM module revenue remained consistent with 2007 at $71.0 million. We expect sales of DRAM modules to decline over time as we continue to focus on growing our Flash-based product lines.

We continue to make progress toward one of our long-term revenue growth initiatives to expand of our international business in Asia and Europe. Since the beginning of 2004, we have opened sales, marketing, procurement and engineering offices in Austria, Germany, Hong Kong, Italy, Japan, the Netherlands, Taiwan and the United Kingdom in order to build the necessary infrastructure to support product development and revenue growth in those geographic regions. We have also completed construction of a 210,000 square foot manufacturing facility in Malaysia, which we expect will reduce average production and administrative labor costs, provide better access to growing markets internationally, improve supply chain efficiency, reduce lead times, increase manufacturing efficiency through investments in new state-of-the-art equipment, and lower our overall long-term effective tax rate. We believe the additional capacity that is available in our new Penang facility positions us well to meet the growing demand for our Enterprise SSD product lines, and the lower cost infrastructure should also have a positive impact on our gross margins. However, we anticipate start-up and transition costs related to the Malaysia manufacturing facility to negatively impact our earnings in the short-term. The facility has continued to ramp up to production levels during 2008. However, in the short-term we expect that costs incurred to transition our manufacturing operations from Santa Ana, California to Penang, Malaysia will negatively impact our earnings. During 2008, our Malaysian operations incurred approximately $3.4 million of general, administrative and other expenses, $1.6 million of research and development expenses, $400,000 of sales and marketing expenses and $6.4 million of expenses related to manufacturing overhead. During 2007, our Malaysian operations incurred approximately $1.5 million of general, administrative and other expenses, $1.0 million of research and development expenses, and $1.0 million of expenses related to manufacturing overhead.

We have been granted a ten-year tax holiday for our operations in Malaysia. Commencement of the tax holiday is subject to meeting certain requirements, including the establishment of minimum production capacity levels in Malaysia. We have satisfied all of the requirements for commencement of the tax holiday as of September 2008 and are currently in the final stages of completing the formal documentation for submission to the local government agency. Upon review and approval by the Malaysian Ministry of International Trade and Industry, the tax holiday should be effective beginning September 2008. As long as we meet the holiday requirements, taxable income from operations will not be subject to tax and non-operating income such as interest income will be subject to tax at 26%.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 77.2%, 74.1%and 81.7% of our total revenues in 2008, 2007 and 2006, respectively. SMART Modular accounted for 34.4%, 50.1% and 37.3% of our total revenues in 2008, 2007 and 2006, respectively, EMC Corporation accounted for 15.2% of our total revenues in 2008, and Micron Semiconductor accounted for 24.9% of our total revenues in 2006. There were no other customers, which accounted for more than 10.0% of our revenues in 2008, 2007 and 2006.

The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers would harm our business, financial condition and results of operations. See “Risk Factors—Sales to a limited number of customers represent a significant portion of our revenues, and the loss of any key customer would materially reduce our revenues.”

International sales, which are derived from billings to foreign customers, accounted for 26.3%, 19.5% and 12.7% of our total revenues in 2008, 2007 and 2006, respectively. No foreign geographic area or single foreign country accounted for more than 10.0% of our total revenues in 2008, 2007 and 2006. For 2008, 2007 and 2006, more than 95.0% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

We expect to experience some seasonality in our business resulting in higher sales generally in the fourth quarter of each year due to corporate customers spending to their full capital budgets before the end of each year. In 2008, these historical seasonal buying patterns were negatively impacted by adverse macro-economic conditions.

Subsequent Events

On February 4, 2009, we commenced a reduction of our workforce at our Santa Ana, California headquarters as part of the transition of certain of our operations to our new 210,000 square foot manufacturing facility in Penang, Malaysia. This reduction, which is primarily in our U.S. based workforce, will occur over several stages and is expected to be completed by the end of 2009. The workforce reduction will affect approximately 200 jobs, which represents approximately 25% of our then-current global workforce. Notwithstanding the reduction in force, we expect our global workforce to exit calendar year 2009 at approximately the same level at which we exited calendar year 2008, as operations at our Penang facility become mature. In connection with this reduction in workforce, we expect to incur expenses of between $1.2 million to $1.7 million for severance and related costs. We expect to record these expenses in 2009, with a majority to be recorded in the first quarter of 2009. We expect substantially all of the expenses associated with the reduction of workforce to result in cash expenditures. Actual amounts and the exact timing of the workforce reductions could differ from these estimates. We expect cost savings of $11.5 million in 2009 related to the workforce reduction.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data reflected as a percentage of revenues.

	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	68.7	69.8	68.3

Gross profit	31.3	30.2	31.7
Operating expenses:
Sales and marketing	8.4	9.2	7.4
General and administrative	11.2	9.5	5.9
Research and development	9.3	7.9	4.7

Total operating expenses	28.9	26.6	18.0
Operating income	2.4	3.6	13.7
Interest income and other	0.6	2.0	1.7

Income from continuing operations before income taxes	3.0	5.6	15.4

Comparison of the years ended December 31, 2008 and 2007

Net Revenues. Our revenues increased 20.6% from $188.7 million in 2007 to $227.4 million in 2008 due primarily to a 49.2% increase in unit shipments, partially offset by a 19.1% decrease in average sales price (“ASP”) from $47 in 2007 to $38 in 2008. The increase in unit shipments resulted primarily from an increase in orders from new and existing customers in 2008. The decrease in our ASP resulted primarily from a decrease in selling prices for DRAM modules.

Sales of our memory products and storage solutions are made under short-term cancelable orders. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Our backlog was $25.7 million as of December 31, 2008 and $13.7 million as of December 31, 2007. Our backlog has increased due primarily to an increase in customer orders for our SSD products. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit increased 24.7% from $57.0 million in 2007 to $71.1 million in 2008. Gross profit as a percentage of revenues increased from 30.2% in 2007 to 31.3% in 2008. The increase in gross profit in absolute dollars and as a percentage of revenues in 2008 was due primarily to increased revenues and unit shipments for Flash products, partially offset by an increase in production and labor overhead due to ramp-up costs related to our Malaysia facility and an increase in inventory write-downs from $2.5 million in 2007 to $3.8 million in 2008.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased 9.6% from $17.4 million in 2007 to $19.0 million in 2008. Sales and marketing expenses as a percentage of revenues decreased from 9.2% in 2007 to 8.4% in 2008. The increase in sales and marketing expenses in absolute dollars was due primarily to increases in revenues, units shipped, and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, including expansion in Asia and Europe, and to support the continued revenue growth of our Flash products, partially offset by lower commissions paid to independent manufacturers’ representatives. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses and as a result of lower commissions paid to independent manufacturers’ representatives, which resulted from revised agreements with those representatives during the third quarter of 2007. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 42.0% from $17.9 million in 2007 to $25.4 million in 2008. General and administrative expenses as a percentage of revenues increased from 9.5% in 2007 to 11.2% in 2008. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to a $1.8 million increase in payroll and payroll-related costs, a $1.9 million increase in costs related to the establishment of a new facility in Malaysia, a $2.4 million increase in IP litigation costs, a $660,000 increase in depreciation expense, and a $340,000 increase in global tax structuring costs. Payroll and payroll-related costs increased due to an increase in employee headcount, higher stock-based compensation and bonuses. Malaysia costs have increased as the result of the facility continuing to ramp-up operations in 2008. Depreciation expense increased due to increased investments in computer software applications to support worldwide growth. We expect our general and administrative expenses to increase in absolute dollars as our sale-unit volumes and revenues grow.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 40.8% from $15.0 million in 2007 to $21.1 million in 2008. Research and development expenses as a percentage of revenues increased from 7.9% in 2007 to 9.3% in 2008. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs.

Interest Income and Other. Interest income and other is comprised primarily of interest income from our cash, cash equivalents and marketable securities. Interest income and other decreased from $3.8 million in 2007 to $1.3 million in 2008 as a result of a lower average cash balance in 2008 compared to 2007 and a reduction in interest rates in 2008. The reduction in the average cash balance was due primarily to use of cash for inventory purchases related to new SSD product sales in 2008.

Provision for Income Taxes. Provision for income taxes was $4.7 million in 2007 and $2.7 million in 2008. Provision for income taxes as a percentage of income before provision for income taxes decreased from 44.8% in 2007 compared to 39.5% in 2008 due primarily to an increase in research and development tax credits taken in 2008.

Income from Continuing Operations. Income from continuing operations decreased from $5.8 million in 2007 to $4.2 million in 2008 due primarily to a $15.3 million increase in operating expenses and a $2.5 million decrease in interest income and other, net, partially offset by a $14.1 million increase in gross profit and a $2.0 million decrease in provision for income taxes in 2008. The increase in operating expenses in 2008 was due primarily to expansion efforts in Asia and Europe, an increase in global research and development efforts for new SSD products and an increase in legal fees due to intellectual property rights litigation.

Income from Discontinued Operations. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations decreased from $4.2 million in 2007 to $141,000 in 2008 due primarily to the $4.7 million gain on sale, net of taxes, of the Consumer Division in 2007 with only minor ancillary legal activity impacting discontinued operations in 2008.

Comparison of the years ended December 31, 2007 and 2006

Net Revenues. Our revenues decreased 12.6% from $215.8 million in 2006 to $188.7 million in 2007. The decrease in revenues was due primarily to an 11.3% decrease in average sales price from $53 in 2006 to $47 in 2007. The decrease in revenues was also due primarily to a 42.0% decline in DRAM product sales, partially offset by a 20.1% increase in Flash memory sales. The decrease in our ASP resulted primarily from a decrease in DRAM component pricing in 2007 compared to 2006, a new value-add revenue agreement effective on January 1, 2007 with an existing customer that passes through the cost of the DRAM chips and charges the customer only for manufacturing and kitting services, and a shift in product mix to lower-ASP Flash products. During 2007, $8.3 million was not included in revenues and cost of revenues pursuant to Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” The amount of $8.3 million represents the cost of the DRAM chips related to the new value-add revenue agreement.

Our backlog was $13.7 million as of December 31, 2007, compared to $16.3 million as of December 31, 2006. Our backlog decreased due to a new consignment sales arrangement with our largest customer in the fourth quarter of 2007. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter.

Gross Profit. Our gross profit decreased 16.7% from $68.5 million in 2006 to $57.0 million in 2007. Gross profit as a percentage of revenues decreased from 31.7% in 2006 to 30.2% in 2007. The decrease in gross profit in absolute dollars and as a percentage of revenues in 2007 was due primarily to higher labor and overhead costs and lower revenue during 2007, an 11% decrease in ASP from 2006 to 2007 related to a decrease in DRAM component pricing in 2007 compared to 2006, an increase in inventory write-downs from $2.1 million in 2006 to $2.5 million in 2007, and $445,000 of SSD product development expenses incurred toward the advancement and initial customer evaluation sales of the Company’s newest product line of solid-state drive solutions.

Sales and Marketing. Sales and marketing expenses increased 8.2% from $16.1 million in 2006 to $17.4 million in 2007. Sales and marketing expenses as a percentage of revenues increased from 7.4% in 2006 to 9.2% in 2007. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to an increase in marketing expenses incurred on new product line introductions and the expansion of the sales force to help execute on our revenue growth initiatives, such as expansion in Asia and Europe, and to support the continued revenue expansion of our Flash products. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses increased 40.9% from $12.7 million in 2006 to $17.9 million in 2007. General and administrative expenses as a percentage of revenues increased from 5.9% in 2006 to 9.5% in 2007. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to increases in payroll costs ($792,000), pre-opening costs related to the establishment of a new facility in Malaysia ($1.4 million), global tax structuring costs ($711,000), accounting and audit costs, including Sarbanes-Oxley implementation costs ($690,000), fees and expenses in connection with the Consumer Division purchase price adjustment arbitration ($920,000), and legal fees ($655,000). We expect our general and administrative expenses to increase in absolute dollars as our sale unit volumes and revenues grow.

Research and Development. Research and development expenses increased 48.7% from $10.1 million in 2006 to $15.0 million in 2007. Research and development expenses as a percentage of revenues increased from 4.7% in 2006 to 7.9% in 2007. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs.

Interest Income and Other. Interest income and other increased 3.6% from $3.7 million in 2006 to $3.8 million in 2007 due primarily to a $2.1 million increase in interest income as a result of a higher average cash balance in 2007 compared to 2006, partially offset by a $2.0 million decrease in other income in 2007 compared to 2006. The average cash balance increased in 2007 due primarily to cash proceeds of approximately $43.0 million received from the sale of the assets of our Consumer Division in February 2007. The $2.0 million decrease in other income was due primarily to $1.9 million in legal settlements received in 2006 related to class action litigation involving predatory pricing practices by certain DRAM vendors.

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

Income from Continuing Operations. Income from continuing operations decreased from $21.2 million in 2006 and $5.8 million in 2007 due primarily to a decrease in gross profit and an increase in operating expenses in 2007, partially offset by a decrease in the provision for income taxes in 2007. The increase in operating expenses in 2007 was due primarily to expansion efforts in Asia and Europe, higher accounting and audit fees, legal fees, fees and expenses incurred in connection with the purchase price adjustment arbitration with Fabrik, Inc., and increased investments in research and development for new Flash products.

Income from Discontinued Operations. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations, net of taxes increased from $665,000 in 2006 to $4.2 million in 2007 due primarily to the $4.7 million gain on sale, net of taxes, of the Consumer Division in 2007.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of December 31, 2008, we had working capital of $127.6 million, including $33.4 million of cash and cash equivalents, compared to working capital of $141.1 million, including $94.3 million of cash and cash equivalents at December 31, 2007, and compared to working capital of $147.6 million, including $40.9 million of cash and cash equivalents as of December 31, 2006. Current assets were 6.6 times current liabilities at the end of 2008, compared to 6.9 times current liabilities at the end of 2007, and compared to 4.6 times current liabilities at the end of 2006.

Cash Provided by and Used in Operating Activities in 2008, 2007 and 2006

Net cash used in operating activities was $31.4 million in 2008 and resulted primarily from a $32.4 million increase in inventory, a $9.2 million increase in accounts receivable, net of reserves, and a $4.2 million increase in other assets, partially offset by net income of $4.3 million and non-cash depreciation and amortization of $9.2 million. Inventory increased due primarily to an increase in purchases of Flash inventory in 2008 in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches set for the second half of 2008 and the first quarter of 2009. Accounts receivable, net of reserves, increased due primarily to an increase in overall sales, as well as higher sales in December 2008, compared to December 2007. Other assets increased due primarily to a $3.6 million increase in income taxes receivable.

Net cash provided by operating activities was $29.4 million in 2007 resulting primarily from a $19.9 million decrease in inventory, income from continuing operations of $5.8 million, depreciation and amortization of $4.7 million, and cash flows provided by discontinued operations of $6.7 million, partially offset by a $5.4 million decrease in accounts payable and a $2.4 million increase in leasehold interest in land. Inventory decreased due primarily to less purchases of inventory in the fourth quarter of 2007 as the result of vendor required last time buys on certain inventory items in late 2006 which supported customer demand through 2007. Also the Company focused on increasing inventory turns in 2007. The cash provided by discontinued operations of the Consumer Division for year ended December 31, 2007 was due primarily to working capital changes and $4.2 million of income from discontinued operations. Accounts payable decreased as a result of lower inventory purchases for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Leasehold interest in land increased as a result of certain upfront payments made by the Company to acquire Qualified Title to land for a term of 60 years in Malaysia under two separate Sale and Purchase Agreements.

Net cash used in operating activities was $28.7 million in 2006 resulting primarily from a $29.6 million increase in inventory, a $19.4 million increase in accounts receivable, net of reserves, and cash flows used in discontinued operations of $14.8 million, partially offset by income from continuing operations of $21.2 million, an increase in accounts payable of $6.7 million, an increase in accrued and other liabilities of $2.8 million and non-cash depreciation and amortization of $3.8 million. Net working capital balances related to continuing operations increased due primarily to an increase in sales for the OEM Division Flash product line orders. Cash used in discontinued operations was primarily related to increases in net accounts receivable and inventory as a result of the continued growth of the Consumer Division external storage product line in the retail channel and increases in new inventory consignment arrangements at two major retailers.

Cash Provided by and Used in Investing Activities in 2008, 2007 and 2006

Net cash used in investing activities was $18.9 million in 2008 resulting primarily from $19.2 million in purchases of property, plant and equipment related to production equipment for the United States of $5.3 million and Malaysia of $13.9 million. During the year, we had purchases and sales of marketable securities of $47.8 million.

Net cash provided by investing activities was $15.6 million in 2007 resulting primarily from $43.0 million in cash received in connection with the sale of the assets of our Consumer Division in February 2007, partially offset by $27.6 million in purchases of property, plant and equipment. The purchases of property, plant and equipment related primarily to production equipment for the United States and Malaysia locations. In addition, we had purchases and sales of marketable securities of $496.3 million during the year.

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

As of December 31, 2008, we have made capital expenditures of approximately $33 million for our Malaysia facility related primarily to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $6 million over the next five years ending December 31, 2013. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash Provided and Used in Financing Activities in 2008, 2007 and 2006

Net cash used in financing activities was $10.7 million in 2008 and resulted from a $19.5 million repurchase of our common stock under our share repurchase program, partially offset by $5.9 million in proceeds realized from the exercise of stock options and a $2.9 million tax benefit from employee stock option exercises and vestings of restricted stock units. In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on February 14, 2008. In May 2007, our board of directors authorized the expansion of this repurchase program enabling us to repurchase up to $60.0 million of our common stock over an 18-month period expiring on November 18, 2008.

In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. We repurchased 3,398,619 shares of common stock at an average share price of $5.73, including commissions during 2008 under these repurchase programs. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by us in the future. During the year, we had borrowings and payments made on borrowings under our line of credit of $35.0 million.

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

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guarantied by certain of our domestic subsidiaries. In addition, in the event we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. We were subject to a maximum leverage ratio of 2.5 to 1.0 for the quarter ended December 31, 2008, and a minimum liquidity ratio of 1.0 to 5.0 through December 31, 2008. The Credit Facility matures on July 30, 2010. As of December 31, 2008, there were no borrowings outstanding under our Credit Facility with Wachovia. As of December 31, 2008, we were in compliance with all required covenants. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

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

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected operating and financial results, the competitive landscape and other factors. Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

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

Contractual Obligations and Off-Balance Sheet Arrangements

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

Set forth in the table below is our estimate of our significant contractual obligations at December 31, 2008 (in thousands):

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,717	$739	$1,379	$1,299	$2,300
Non-cancelable capital equipment purchase commitments	1,570	1,570	—	—	—
Non-cancelable inventory purchase commitments	6,735	6,735	—	—	—
Other non-cancelable purchase commitments	524	524	—	—	—

Total	$14,546	$9,568	$1,379	$1,299	$2,300

As of December 31, 2008, we had a liability for unrecognized tax benefits, including interest and penalties of $2.2 million. We are unable to determine when cash settlement with tax authorities may occur.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three years ended December 31, 2008, 2007 and 2006.

New Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, “Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities.” EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. We adopted EITF 07-3 on January 1, 2009. We do not expect that the adoption will have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. Accordingly, any business combinations we engaged in was recorded and disclosed following existing accounting principles until January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend on the nature, terms and size of the acquisitions, if any, that are consummated after the effective date of January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of fiscal 2010 and do not expect that the adoption will have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. We adopted FSP SFAS No. 142-3 on January 1, 2009. We do not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on our consolidated financial statements.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. SFAS No. 157 does not require any new fair value measurements. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-3 clarifies how management’s internal assumptions should be considered in measuring fair value when (i) observable data are not present, (ii) observable market information from an inactive market should be taken into account, and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. We elected the one-year deferral and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until the fiscal year beginning January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

•

Revenue recognition. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. A substantial portion of our product sales are on FOB shipping point terms where product title passes to our customer at the time it is shipped from our warehouse. Products sales on FOB destination terms are not recognized until delivered to the customer. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

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

•

Write-down of inventory for excess, obsolescence and lower of market values over costs. We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and result in finished goods with above market carrying costs which may cause losses on sales to customers. We regularly monitor potential excess, or obsolete, inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

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

•

Goodwill and intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division, we operate in one operating segment and have one reporting unit. We assess potential impairment on an annual basis on the last day of the year and compare the market capitalization of the reporting unit to its carrying amount, including goodwill. During the quarter ended December 31, 2008, our stock price, along with that of our competitors and the stock market in general, declined, resulting in our market capitalization falling below our book value. We considered this decline temporary and based on general economic conditions, and not based on any events or conditions specific to us. Accordingly, we determined that no goodwill impairment was required. However, a significant decrease in our future stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We continually monitor events and changes in circumstances that could indicate that the carrying balances of our intangibles assets may not be recoverable in accordance with the provisions of SFAS No. 144. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of our reporting unit to be less than its respective carrying amount.

•

Product returns. While we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Sales and marketing incentives amounting to $1.1 million in 2008, $1.2 million in 2007 and $1.5 million in 2006, were offset against revenues.

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

•

Stock-based compensation expense. We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimates, the stock-based compensation expense could be significantly different from what we recorded in the current period.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents consist of commercial paper and highly-liquid money market funds. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At December 31, 2008, our cash and cash equivalents were $33.4 million invested in treasury funds, money market funds and other interest bearing accounts. At December 31, 2008, we had no investments in marketable securities.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $334,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

The estimated fair value of our cash and cash equivalents as of December 31, 2008 is as follows:

	Expected Maturity Date		Total	Fair Value 12/31/2008
	2008	Thereafter
Investments
Cash and cash equivalents:
Money market funds	$33,379,000	$0	$33,379,000	$33,379,000
Weighted average interest rate	2.44%		2.44%	2.44%

As of December 31, 2008 and 2007, we did not hold investments in marketable securities or auction rate securities.

We are also exposed to interest rate risks due to the possibility of changing interest rates under our $35 million two-year senior unsecured revolving credit facility with Wachovia Bank. Borrowings under the credit facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The credit facility matures on July 30, 2010. As of December 31, 2008, there were no borrowings outstanding under our credit facility.

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

The supplementary data required by this item is included in Note 14 to STEC, Inc.’s consolidated financial statements.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part IV, Item 15.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2008, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.    OTHER INFORMATION

Manouch Moshayedi, Chairman and Chief Executive Officer, and Mark Moshayedi, President and Chief Operating Officer, adopted pre-arranged stock trading plans to sell a portion of STEC common stock held in family trusts for which such officers serve as trustees in November 2008. The plans provide for potential sales of common stock held by their trusts over a period ending in June 2010 if pre-determined sales parameters are triggered. Both executives have informed the Company that the stock sales are part of their individual long-term strategy for asset diversification, estate planning and liquidity. The stock trading plans were adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding stock transactions by insiders.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in “Proposal No. 1: Elections of Directors”, “Management”, “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information”, “Compensation of Non-Employee Directors”, and “Corporate Governance” sections of our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders (1)	4,821,266	$6.29	5,535,455	(2)
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	4,821,266		5,535,455

(1)	Consists of the 2000 Stock Incentive Plan.

(2)	Consists of shares available for future issuance under the 2000 Stock Incentive Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will any such annual increase exceed 2,500,000 shares of common stock.

The other information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” sections of our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the “Corporate Governance” and “Certain Relationships and Related Transactions” sections of our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” section of our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

STEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STEC, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of STEC, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Orange County, California
March 12, 2009

STEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$33,379	$94,326
Accounts receivable, net of allowances of $1,196 at December 31, 2008 and $944 at December 31, 2007	43,516	34,288
Inventory	63,985	31,556
Deferred income taxes	1,302	1,241
Other current assets	8,264	3,633
Current assets of discontinued operations	—	197

Total current assets	150,446	165,241

Leasehold interest in land	2,587	2,662
Property, plant and equipment	44,406	35,266
Intangible assets	573	1,060
Goodwill	1,682	1,682
Other long-term assets	1,784	997
Deferred income taxes	4,407	3,578

Total assets	$205,885	$210,486

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$13,097	$16,638
Accrued and other liabilities	9,795	6,971
Liabilities of discontinued operations	—	483

Total current liabilities	22,892	24,092

Long-term income taxes payable	1,430	849
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,429,348 shares issued and outstanding as of December 31, 2008 and 50,433,672 shares issued and outstanding as of December 31, 2007	48	50
Additional paid-in capital	129,670	137,942
Retained earnings	51,845	47,553

Total shareholders’ equity	181,563	185,545

Total liabilities and shareholders’ equity	$205,885	$210,486

The accompanying notes are an integral part of these consolidated financial statements

STEC, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net revenues	$227,445	$188,652	$215,753
Cost of revenues	156,358	131,643	147,301

Gross profit	71,087	57,009	68,452

Sales and marketing	19,045	17,382	16,066
General and administrative	25,422	17,909	12,711
Research and development	21,081	14,971	10,071

Total operating expenses	65,548	50,262	38,848
Operating income	5,539	6,747	29,604
Interest income and other, net	1,326	3,786	3,653

Income from continuing operations before provision for income taxes	6,865	10,533	33,257
Provision for income taxes	2,714	4,723	12,071

Income from continuing operations	4,151	5,810	21,186
Discontinued operations (Note 6):
Income from operations of Consumer Division (including gain on disposal of $8,005 in 2007)	238	7,094	1,103
Provision for income taxes	97	2,890	438

Income from discontinued operations	141	4,204	665

Net income	$4,292	$10,014	$21,851

Net income per share:
Basic:
Continuing operations	$0.09	$0.12	$0.46
Discontinued operations	—	0.08	0.01

Total	$0.09	$0.20	$0.47

Diluted:
Continuing operations	$0.08	$0.11	$0.44
Discontinued operations	—	0.08	0.01

Total	$0.08	$0.19	$0.45

Shares used in per share computation:
Basic	49,956,111	49,843,272	46,313,116

Diluted	51,132,417	51,587,784	48,353,536

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, December 31, 2005	45,043,568	$45	$111,576	$15,761	$127,382
Net income	—	—	—	21,851	21,851
Exercise of stock options	3,634,266	4	12,842	—	12,846
Tax benefits from exercise of stock options	—	—	3,834	—	3,834
Stock-based compensation expense	—	—	101	—	101

Balances, December 31, 2006	48,677,834	49	128,353	37,612	166,014
Adoption of FASB Interpretation No. 48	—	—	—	(73)	(73)
Net income	—	—	—	10,014	10,014
Repurchase of common shares	(335,847)	(1)	(2,512)	—	(2,513)
Exercise of stock options	2,006,186	2	8,110	—	8,112
Vesting of restricted stock units	85,499	—	—	—	—
Tax benefits from exercise of stock options and vesting of restricted stock units	—	—	2,876	—	2,876
Stock-based compensation expense	—	—	1,115	—	1,115

Balances, December 31, 2007	50,433,672	50	137,942	47,553	185,545
Net income	—	—	—	4,292	4,292
Repurchase of common shares	(3,398,619)	(3)	(19,484)	—	(19,487)
Exercise of stock options	1,263,980	1	5,924	—	5,925
Vesting of restricted stock units	130,315	—	—	—	—
Tax benefits from exercise of stock options and vesting of restricted stock units	—	—	2,883	—	2,883
Stock-based compensation expense	—	—	2,405	—	2,405

Balances, December 31, 2008	48,429,348	$48	$129,670	$51,845	$181,563

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$4,292	$10,014	$21,851
Income from discontinued operations	(141)	(4,204)	$(665)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,233	4,699	3,754
(Gain) loss on sale of furniture, fixtures and equipment	(248)	(1)	72
Impairment loss	318	—	—
Accounts receivable provisions	786	233	953
Inventory excess and obsolescence expense	3,827	2,515	2,145
Deferred income taxes	(890)	(325)	(569)
Stock-based compensation expense	2,405	1,115	101
Change in operating assets and liabilities:
Accounts receivable	(10,014)	770	(20,398)
Inventory	(36,256)	17,382	(31,794)
Leasehold interest in land	78	(2,376)	(286)
Other assets	(4,164)	(2,303)	1,412
Accounts payable	(3,890)	(5,433)	6,733
Accrued and other liabilities	3,405	636	2,789
Net cash flows (used in) provided by discontinued operations	(145)	6,662	(14,789)

Net cash (used in) provided by operating activities	(31,404)	29,384	(28,691)

Cash flows from investing activities:
Proceeds from sale of Consumer Division	—	43,043	—
Purchases of marketable securities	(47,770)	(496,288)	(234,767)
Sales of marketable securities, net	47,770	496,288	234,767
Acquisitions, net of cash acquired	—	—	(1,187)
Purchase of property, plant and equipment	(19,177)	(27,622)	(5,901)
Proceeds from sale of furniture, fixtures and equipment	313	62	—
Net cash flows provided by discontinued operations	—	77	—

Net cash (used in) provided by investing activities	(18,864)	15,560	(7,088)

Cash flows from financing activities:
Borrowings under line of credit	35,000	—	—
Payments made on borrowings under line of credit	(35,000)	—	—
Proceeds from exercise of stock options	5,925	8,112	12,846
Tax benefit of employee stock option exercise and vesting of restricted stock units	2,883	2,876	3,834
Stock buyback	(19,487)	(2,513)	—

Net cash (used in) provided by financing activities	(10,679)	8,475	16,680

Net (decrease) increase in cash	(60,947)	53,419	(19,099)
Cash and cash equivalents at beginning of period	94,326	40,907	60,006

Cash and cash equivalents at end of period	$33,379	$94,326	$40,907

Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$4,128	$6,589	$5,774

Supplemental schedule of noncash investing activities:
Additions to other assets acquired under accounts payable	$193	$—	$—

Additions to property, plant and equipment acquired under accounts payable	$175	$967	$—

Receivable from Integrated Circuit Solution Incorporation used to fund acquisition	$—	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization:

STEC, Inc. (the “Company”) designs, develops, manufactures and markets custom memory solutions based on Flash memory and DRAM technologies. Headquartered in Santa Ana, California, the Company specializes in developing high-speed, high-capacity Flash solid-state drives (SSDs) and memory cards, used in sensitive and highly-volatile environments, and high-density DRAM modules. These products are used in consumer electronics, high-performance computing, defense and aerospace, networking and communications and Original Equipment Manufacturer, or OEM, applications.

2. Summary of Significant Accounting Policies:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of STEC, Inc. and its subsidiaries and branch offices in California, Austria, Bermuda, the Cayman Islands, China, Germany, Hong Kong, Italy, Japan, Malaysia, the Netherlands, Taiwan, and the United Kingdom (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments:

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The Company believes that the recorded values of all of its financial instruments approximate their current fair values because of the nature and short duration of these instruments.

Cash and Cash Equivalents:

Cash and cash equivalents consist primarily of cash in banks, treasury funds and money market funds. All highly liquid investments with an original maturity date of three months or less when acquired are considered to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division, the Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. During the quarter ended December 31, 2008, the Company’s stock price, along with that of its competitors and the stock market in general, declined, resulting in the Company’s market capitalization falling below its book value. The Company considered this decline temporary and based on general economic conditions, and not based on any events or conditions specific to the Company. The Company completed its annual goodwill impairment analysis at December 31, 2008 and 2007, and determined that no adjustment to the carrying value of goodwill was required. A significant decrease in its future stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its intangibles assets may not be recoverable in accordance with the provisions of SFAS No. 144. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on the Company’s intangible asset impairment analysis, it was determined that a $108,000 impairment charge was necessary to account for the fair value of intangible assets as of December 31, 2008.

Revenue Recognition:

Revenue is recognized in accordance with the guidelines in Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectibility is reasonably assured and (4) products have been shipped and the customer has taken ownership and assumed risk of loss. A substantial portion of the Company’s product sales are on FOB shipping point terms where product title passes to the Company’s customer at the time it is shipped from the Company’s warehouse. Products sales on FOB destination terms are not recognized until delivered to the customer. The Company also maintains inventory, or hubbing, arrangements with certain of its customers. Pursuant to these arrangements, the Company delivers products to a customer or a designated third party warehouse based upon the customer’s projected needs but does not recognize product revenue unless and until the customer has removed the product from the warehouse to incorporate into its end products. In addition, in 2007 and 2008, the Company entered into value-add revenue agreements with two of its DRAM customers. Under the terms of the agreements, the Company is no longer the primary obligor, and the Company’s general inventory risk on DRAM chips used in the manufacture of

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

memory modules for the customers has been eliminated. As a result, the Company records the related revenue on a value-add only basis, passing through the cost of the DRAM chips and charging the customers only for the manufacturing and kitting services provided by the Company. This accounting method conforms to the Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.”

Revenue is reduced by reserves for price protection and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. If the Company reduces the list price of its products, certain customers may receive a credit from the Company. The Company estimates the impact of such pricing changes on a regular basis and adjusts its allowances accordingly. Amounts charged to operations for price protection are calculated based on actual price changes on individual products multiplied by customer inventory levels. The reserve is then reduced by actual credits given to these customers at the time the credits are issued. The sales returns reserve is based on historical relationship to revenues and current contract sales terms.

Following are the changes in the account receivable allowance for doubtful accounts, sales returns, price protection and other deductions, during the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at end of year
December 31, 2008	$944	$786	$(534)	$1,196

December 31, 2007	$1,157	$233	$(446)	$944

December 31, 2006	$303	$953	$(99)	$1,157

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2008, 2007 and 2006, shipping and handling costs were approximately $1,653,000, $960,000 and $1,530,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2008, 2007 and 2006, shipping and handling costs billed to customers were $114,000, $112,000 and $230,000, respectively.

Sales and Marketing Incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with Emerging Issues Task Force Issue No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” For the years ended December 31, 2008, 2007 and 2006, sales and marketing incentives amounted to $1,084,000, $1,156,000 and $1,502,000, respectively, and were offset against revenues.

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

Advertising Costs:

Advertising costs, which relate primarily to various print media expenditures, are expensed as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising costs were $58,000, $83,000 and $194,000, respectively.

Research and Development:

Research and development costs, which primarily relate to payroll-related costs, product design consulting fees and rent expense for office space, are expensed as incurred.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Per Share Information:

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. The dilutive effect of stock options and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of SFAS 123R.

For the years ended December 31, 2008, 2007 and 2006, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 1,176,306, 1,430,652 and 2,040,420, respectively.

Stock options to purchase approximately 2,726,364, 479,511 and 582,444 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

The Company repurchased 3,398,619 shares of common stock at an average share price of $5.73, including commissions, under two separate stock repurchase plans in 2008. The Company repurchased 335,847 shares of common stock at an average share price of $7.48, including commissions, in 2007. The first repurchase plan was originally approved by the Company’s board of directors in July 2006 to enable the Company to purchase up to $10,000,000 of its common stock over an 18-month period expiring on February 14, 2008. This plan was expanded in May 2007 to enable the Company to purchase up to $60,000,000 of its common stock through the period ending November 18, 2008. The second repurchase plan was approved by the Company’s board of directors in November 2008 to enable the Company to purchase up to $10,000,000 of its common stock over an 18-month period commencing on November 19, 2008. As of March 1, 2009, the Company repurchased a total of 1,335,541 shares of common stock at an average share price of $3.77, including commissions, since the inception of the existing share repurchase plan.

The Company did not repurchase any shares of its common stock during the year ended December 31, 2006.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2008		2007		2006
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
Customer A	23.5%	34.4%	31.1%	50.1%	37.3%
Customer B	31.6%	15.2%	18.4%	*	*
Customer C	*	*	*	*	24.9%

Total	55.1%	49.6%	49.5%	50.1%	62.2%

*	Less than 10%

No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2008 and 2007, or for each of the three years in the period ended December 31, 2008. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

At December 31, 2008 and 2007, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit.

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

Total assets by geographic region for the year ended December 31, 2008 were as follows (amounts in thousands):

December 31, 2008
United States	$104,835
Malaysia	96,446
Other	4,604

Total	$205,885

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

Comprehensive Income:

SFAS 130, “Reporting Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in shareholders’ equity. The Company did not have any items of other comprehensive income or loss other than net income (loss) in the years ended December 31, 2008, 2007 and 2006.

New Accounting Pronouncements:

        In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, “Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities.” EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. The Company adopted EITF 07-3 on January 1, 2009. The Company does not expect that the adoption will have a material impact on its financial condition, results of operations or cash flows.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. Accordingly, any business combinations the Company engaged in was recorded and disclosed following existing accounting principles until January 1, 2009. The impact of SFAS No. 141(R) on the Company’s consolidated financial statements will depend on the nature, terms and size of the acquisitions, if any, that are consummated after the effective date of January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will be required to adopt SFAS 161 in the first quarter of fiscal 2010 and does not expect that the adoption will have a material impact on its financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. The Company adopted FSP SFAS No. 142-3 on January 1, 2009. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. SFAS No. 157 does not require any new fair value measurements. Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-3 clarifies how management’s internal assumptions should be considered in measuring fair value when (i) observable data are not present, (ii) observable market information from an inactive market should be taken into account, and (iii) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company elected the one-year deferral and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until the fiscal year beginning January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

3. Inventory:

Inventory consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Raw materials	$41,554	$20,105
Work-in-progress	706	772
Finished goods	21,725	10,679

	$63,985	$31,556

The Company has had to write down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were $3.8 million and $2.5 million in 2008 and 2007, respectively.

4. Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Buildings and improvements	$17,969	$16,643
Furniture and fixtures	850	433
Equipment	59,483	46,016

	78,302	63,092
Accumulated depreciation and amortization	(33,896)	(27,826)

	$44,406	$35,266

For the years ended December 31, 2008, 2007 and 2006, the Company recorded fixed asset depreciation expense of approximately $8,791,000, $4,320,000 and $3,535,000, respectively.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued and Other Liabilities

Accrued and Other Liabilities consisted of the following as of (in thousands):

	December 31, 2008	December 31, 2007
Payroll costs	$5,703	$5,165
Marketing	929	439
Other	3,163	1,367

Total	$9,795	$6,971

6. Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. As of December 31, 2008, no amounts have been recorded in the consolidated financial statements for this matter as the Company is still in the process of enforcing the arbitrator’s decision and resolving other post-closing items with the Purchasers.

The sale of the assets of the Consumer Division meets the criteria defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is presented herein as such. The results of operations and gain on the sale of the assets of the Consumer Division are reported in income (loss) from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007. As a result of the sale of the assets of the Consumer Division, which was previously reported as a separate operating segment, the Company now operates as a single reportable segment. The discussion of the Company’s financial condition and results of operations contained in this Annual Report on Form 10-K include the operating results of its OEM business with its former Consumer Division being accounted for as a discontinued operation.

Operating results of the Consumer Division as discontinued operations for the three years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Net sales	$—	$28,693	$136,357

Gain on disposition of Consumer Division	$—	$8,005	$—
Income (loss) from discontinued operations	238	(911)	1,103
Provision for income taxes	(97)	(2,890)	(438)

Income from discontinued operations	$141	$4,204	$665

Assets and liabilities of discontinued operations included in the consolidated balance sheet as of December 31, 2007 are as follows (in thousands):

December 31, 2007
Deferred income taxes	$197

Current assets of discontinued operations	$197

Accrued and other liabilities	$483

Current liabilities of discontinued operations	$483

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$637	$433	$1,070	$423	$647
Customer relationships (five years)	792	652	140	900	487	413

Total intangible assets	$1,862	$1,289	$573	$1,970	$910	$1,060

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

The Company recorded amortization expense for the years ended December 31, 2008, 2007 and 2006 of $379,000, $379,000 and $267,000, respectively. Based on the Company’s intangible asset impairment analysis, it was determined that a $108,000 impairment charge was necessary to account for the fair value of intangible assets related to customer relationships as of December 31, 2008.

Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2009, 2010 and 2011 is $280,000, $181,000 and $112,000, respectively. Amortization is complete as of the end of 2011.

8. Income Taxes:

Pre-tax income (loss) from continuing operations was taxed under the following jurisdictions (amounts in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Domestic	$11,781	$16,658	$33,868
Foreign	(4,916)	(6,125)	(611)

	$6,865	$10,533	$33,257

The provision for income taxes from continuing operations consists of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Current
Federal	$2,328	$4,342	$11,056
State	882	306	991
Foreign	397	251	57

	3,607	4,899	12,104

Deferred
Federal	638	486	(1,327)
State	(1,451)	(662)	1,294
Foreign	(80)	—	—

	(893)	(176)	(33)

Total provision for income taxes from continuing operations	$2,714	$4,723	$12,071

The provision for income taxes from continuing operations differs from the amount that would result from applying the federal statutory rate as follows:

	For the Year Ended December 31,
	2008	2007	2006
Statutory regular federal income tax	35.0%	35.0%	35.0%
Foreign	29.7	22.7	0.8
State taxes, including state tax credits net of federal benefit	(5.5)	(2.2)	4.5
Federal tax credits	(20.2)	(2.7)	(1.5)
Permanent differences	2.5	(6.7)	(1.0)
Other	(2.0)	(1.3)	(1.5)

	39.5%	44.8%	36.3%

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes applicable to continuing operations and discontinued operations consists of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Provision for income taxes from continuing operations:
Current	$3,607	$4,899	$12,104
Deferred	(893)	(176)	(33)

Total provision for income taxes from continuing operations	2,714	4,723	12,071

Provision for income taxes from discontinued operations:
Current	(100)	3,236	1,037
Deferred	197	(346)	(599)

Total provision for income taxes from discontinued operations	97	2,890	438

Total income tax expense	$2,811	$7,613	$12,509

The components of deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Current deferred tax assets:
Accounts receivable and inventory reserves	$2,615	$1,750
Accrued expenses	491	447
State taxes	(1,695)	(1,220)
Other	(109)	264

Total current	1,302	1,241

Noncurrent deferred tax assets:
Depreciation and amortization	(138)	610
Stock-based compensation expense	286	122
Operating loss carryforwards	247	3,240
Credit carryforwards	4,279	2,846

	4,674	6,818
Valuation allowance	(267)	(3,240)

Total noncurrent	4,407	3,578

	$5,709	$4,819

At December 31, 2008, the Company had the following state credits: research and development credit carryforwards of approximately $3.5 million, which carryforward indefinitely, and enterprise zone credit carryforwards of approximately $734,000, which carryforward indefinitely.

At December 31, 2008 and 2007, the Company had U.K. net operating loss carryforwards of $0 and $8.5 million, respectively. The reduction in the U.K. net operating loss carryforward was due to the Company’s UK entity being dissolved in April of 2008.

The Company has been granted a ten-year tax holiday for its operations in Malaysia. Commencement of the tax holiday is subject to the Company meeting certain requirements, including the establishment of minimum production capacity levels in Malaysia. The Company has satisfied all of the requirements for commencement of the tax holiday as of September 2008 and is currently in the final stages of completing the formal documentation for submission to the local government agency. Upon review and approval by the Malaysian Ministry of International Trade and Industry, the tax holiday should be effective beginning September 2008. As long as the Company meets the holiday requirements, taxable income from operations will not be subject to tax and non-operating income such as interest income will be subject to tax at 26%. The impact of the Malaysia tax holiday decreased Malaysian taxes by $1.8 million in 2008. At December 31, 2008 and 2007, the Company had a Malaysian net operating loss carryforward of approximately $952,000 and $2.4 million, respectively. The Malaysian carryforward amount is currently suspended and will be available to offset taxable income from operations following the termination of the holiday period. The losses carryover indefinitely, unless certain changes in business operations occur during the carryover period. The Company has established a valuation allowance against this deferred tax asset since management believes that it is more likely than not that the Malaysian net operating loss carryforwards will not be fully utilized. The change in valuation allowance was ($3.0 million) and $635,000 for the years ended December 31, 2008 and 2007, respectively.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $70,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $73,000 increase in the liability for unrecognized income tax benefits, with an offsetting decrease in retained earnings as of January 1, 2007. As of January 1, and December 31, 2007, the Company had approximately $1.4 million and $1.7 million, respectively of total unrecognized tax benefits. Of the total unrecognized tax benefits, $1.2 million and $1.4 million (net of the federal benefit on state issues) represent the amounts as of January 1, and December 31, 2007, respectively, that, if recognized, would favorably affect the effective income tax rate in any future periods. As of December 31, 2008, the Company had approximately $2.5 million of total unrecognized tax benefits. Of the total unrecognized tax benefits, $2.2 million (net of the federal benefit on state issues) represent amounts as of December 31, 2008, that, if recognized, would favorably affect the effective income tax rate in any future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance as of January 1	$1,696	$1,431
Increases in tax positions for prior years	365	3
Increases in tax positions for current year	470	262

Balance at December 31	$2,531	$1,696

The Company has uncertain tax positions estimated in the range of $0 to $350,000 which are reflected within its corporate tax filings for which the statute of limitations will expire in 2009.

Generally, tax years prior to 2004 are closed to examination.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2008 and 2007, the Company had recorded a liability of $132,000 and $100,000 for the payment of interest and penalties, respectively.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was enacted. A provision in this legislation provided for the extension of the research and development tax credit for qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, the Company generated federal research and development tax credits for the year ended December 31, 2008.

9. Commitments and Contingencies:

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hard Drive Class Action Lawsuit

On October 6, 2006, an individual, Boris Brand, filed a purported nationwide class action lawsuit against the Company in the Superior Court for the State of California, County of Los Angeles, alleging that the Company’s description of the capacity of its hard drive products constitutes fraudulent, unfair, deceptive and false advertising under California Business and Professions Code Sections 17200 and 17500 and violates the California Consumers Legal Remedies Act. In particular, the lawsuit alleges that the Company’s description of the storage capacity on its hard drives uses a decimal basis for measuring gigabytes which results in a lower storage capacity when the hard drives are incorporated into an operating system that uses a binary basis for measurement. Although the Company believes this lawsuit is without merit, it agreed to provide qualifying class members the means to claim a rebate of 6% of the purchase price of the storage device for a period of three months from the announcement of the program. In addition, the Company paid a portion of the plaintiff’s legal fees as determined by an arbitration proceeding which concluded on March 10, 2008. The court granted preliminary approval of the settlement on May 30, 2008 and the Company launched its 6% rebate program on June 9, 2008. The court approved the terms of the settlement on September 23, 2008. The submission period for the 6% rebate program ended in September 2008 and the Company processed the limited number of claims it received and all rebates were mailed to claimants by the end of December 2008.

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that the Company infringes four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that the Company infringes an additional Seagate patent—U.S. Patent No. 5,261,058. The lawsuit sought injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. On February 18, 2009, the Company, Seagate, and William D. Watkins entered into a Settlement Agreement (the “Settlement Agreement”) to dismiss with prejudice their respective claims in the lawsuit. Pursuant to the Settlement Agreement, the parties jointly filed a stipulated order of dismissal with prejudice with the court on February 18, 2009. Under the terms of the Settlement Agreement, the parties also agreed to release each other from liability for all claims asserted by the other in the lawsuit, with each party bearing its own fees and costs incurred in connection with the lawsuit. As part of the dismissal, no money was exchanged and neither party licensed its technology to the other.

Other Legal Proceedings

The Company is currently not a party to any other material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

Lease Commitments

        As discussed in Note 11, the Company leases the majority of its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi as of December 31, 2008. Manouch Moshayedi and Mark Moshayedi are executive officers, directors and major shareholders of the Company. Mike Moshayedi is also a major shareholder of the Company. The Company also leases a number of small facilities in both foreign and domestic locations for its additional sales, research and development and engineering staff and for storage from unaffiliated third parties under operating leases with initial noncancelable lease terms ranging from 1 to 5 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows (in thousands):

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Operating Leases (Related Party)	Operating Leases (Third Party)
2009	$642	$97
2010	642	64
2011	642	31
2012	642	15
2013	642	—
Thereafter	2,300	—

Net minimum lease payments	$5,510	$207

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,514,000, $1,108,000 and $1,332,000, respectively, inclusive of related party balances.

Purchase Commitments

The following table presents our contractual payment obligations and commitments (in thousands):

Non-cancelable inventory purchase commitments	$6,735
Non-cancelable capital equipment purchase commitments	1,570
Other non-cancelable purchase commitments	524

Total	$8,829

Purchase obligations represent open purchase orders for inventory, capital equipment, and other commitments in the ordinary course of business as of December 31, 2008.

401(k) Plan

The Company has a 401(k) retirement savings plan, with Company matching contributions for employees with at least six months of service. Employees may make voluntary contributions of up to 75% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2008, 2007 and 2006, the Company made matching contributions of approximately $833,000, $745,000 and $738,000, respectively.

10. Stock Option Plan:

The 2000 Stock Incentive Plan (the “Plan”) was adopted by the Company’s board of directors and approved by its shareholders in September 2000. On April 17, 2006, the Plan was amended and restated by the Board and approved by the Company’s shareholders on May 25, 2006. The Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the Plan as amended and restated, allows for the issuance of restricted stock units to officers and other employees, non-employee board members and consultants. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The Company’s board of directors, its compensation committee or its equity awards committee determines eligibility and vesting schedules for options and restricted stock units granted under the Plan. Options expire within a period of not more than 10 years from the date of grant.

Total stock-based compensation cost recognized in the years ended December 31, 2008, 2007 and 2006 was $2,405,000, $1,115,000 and $167,000, respectively, for stock options and restricted stock units. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $362,000, $327,000 and $31,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

        At December 31, 2008, up to 21,191,104 shares of common stock have been reserved for issuance over the term of the Plan, of which 5,535,455 shares of common stock remain available for future issuance. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares. Stock options and restricted stock units generally vest 25% on each anniversary of the grant date for a period of four years.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 12/31/05	10,452,888
Granted	35,000
Exercised	(3,634,266)
Expired/forfeited	(402,590)

Outstanding at 12/31/06	6,451,032
Granted	490,000
Exercised	(1,994,686)
Expired/forfeited	(84,450)

Outstanding at 12/31/07	4,861,896	$4.87
Granted	1,327,000	$10.02
Exercised	(1,263,980)	$4.48
Expired/forfeited	(103,650)	$9.70

Outstanding at 12/31/08	4,821,266	$6.29	6.29	$1,366,000

Vested and expected to vest at 12/31/08	4,597,994	$6.14	6.15	$1,360,000

Exercisable at 12/31/08	3,240,766	$4.77	4.83	$1,322,000

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of 4.26 on December 31, 2008.

During the year ended December 31, 2008, the Company received $5,925,000 in cash proceeds and a $2,938,000 tax benefit for the exercise of 1,263,980 options. The intrinsic value of stock options exercised in the years ended December 31, 2008, 2007 and 2006 was $7.7 million, $7.7 million and $12.6 million, respectively.

As of December 31, 2008, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $7.8 million, which the Company expects to recognize over a weighted-average period of 3.3 years.

A summary of the Company’s weighted average fair value for stock option activity in 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested stock options at December 31, 2007	469,000	$4.86
Granted	1,327,000	5.97
Vested	(113,500)	4.71
Forfeited	(102,000)	6.35

Non-vested stock options at December 31, 2008	1,580,500	$5.71

The weighted average grant date fair value of options granted in 2008, 2007 and 2006 was $5.97, $5.00 and $3.26, respectively.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average assumptions used to value the option grants are as follows:

	Year Ended December 31,
	2008	2007	2006
Expected term (years)	5.8	5.8	5.8
Risk-free interest rate	3.1%	4.1%	4.6%
Volatility	64.9%	75.0%	83.5%
Dividend rate	0.0%	0.0%	0.0%

During 2008, 2007 and 2006, the Company issued 4,000, 158,000 and 387,000 restricted stock units, respectively, with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2008, and changes during the year ended December 31, 2008:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted stock units at December 31, 2007	383,250	$8.19
Granted	4,000	10.69
Vested	(122,250)	7.95
Forfeited	(22,500)	8.13

Non-vested restricted stock units at December 31, 2008	242,500	$8.16

The weighted average grant date fair value of restricted stock units granted in 2008, 2007 and 2006 was $10.69, $11.22 and $6.37, respectively.

As of December 31, 2008, total unrecognized compensation expense related to unvested restricted stock units granted under the Plan was approximately $1.7 million, which the Company expects to recognize over a weighted average period of 1.8 years.

11. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain substantially all of the Company’s manufacturing, engineering, research and development and testing operations. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is a major shareholder of the Company as of December 31, 2008. Manouch Moshayedi and Mark Moshayedi are also executive officers and directors of the Company as of December 31, 2008. MDC has no operations other than leasing transactions with the Company.

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $20,000 per month during 2008. Beginning August 1, 2007, the monthly base rent was adjusted to approximately $20,000 based on the change in the Consumer Price Index. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $34,000 per month during 2008. Beginning August 1, 2007, the monthly base rent was adjusted to approximately $34,000 based on the change in the Consumer Price Index. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

        Building rent expense for these two facilities amounted to approximately $660,000, $600,000 and $600,000 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, there was no outstanding facility rent owed to MDC.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, 2007 and 2006, the Company purchased $0, $42,000 and $49,000, respectively, in testing services from QualCenter, Inc., a Texas S Corporation company beneficially owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. QualCenter is located in Houston, Texas and performs tests and qualification services on Hewlett-Packard desktop, laptop, server, and workstation memory modules. QualCenter performs these services on an exclusive basis for Hewlett-Packard under an arrangement whereby Hewlett-Packard defines and specifies all test and evaluation procedures and methodologies.

12. Credit Facility:

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guarantied by certain domestic subsidiaries of the Company. In addition, in the event the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. The Company was subject to a maximum leverage ratio of 2.5 to 1.0 for the quarter ended December 31, 2008 and a minimum liquidity ratio of 1.0 to 5.0 through December 31, 2008. The Credit Facility matures on July 30, 2010.

As of December 31, 2008, there were no borrowings outstanding. In order to ensure the preservation of this additional liquidity amid the adverse credit market conditions, the Company borrowed $35 million under the Credit Facility in October 2008. In November and December 2008, after passage of the Emergency Economic Stabilization Act of 2008 and some stabilization of the credit markets, the Company elected to repay the entire amount borrowed. As of December 31, 2008, there were no borrowings outstanding under our Credit Facility with Wachovia. As of December 31, 2008, the Company was in compliance with all required covenants. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

13. Subsequent Events

On February 4, 2009, the Company commenced a reduction of its workforce at its Santa Ana, California headquarters as part of the transition of certain of its operations to its new 210,000 square foot manufacturing facility in Penang, Malaysia. This reduction, which is primarily in its U.S. based workforce, will occur over several stages and is expected to be completed by the end of 2009. The workforce reduction will affect approximately 200 jobs, which represents approximately 25% of the Company’s then-current global workforce. In connection with this reduction in workforce, the Company expects to incur expenses of between $1.2 million to $1.7 million for severance and related costs. The Company expects to record these expenses in 2009, with a majority to be recorded in the first quarter of 2009. The Company expects substantially all of the expenses associated with the reduction of workforce to result in cash expenditures. Actual amounts and the exact timing of the workforce reductions could differ from these estimates.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Selected Quarterly Financial Data (unaudited) (in thousands):

Quarter Ended:	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net revenues	$56,915	$63,651	$56,199	$50,680
Gross profit	15,845	20,418	18,170	16,654
Operating (loss) income	(2,499)	2,393	3,053	2,592
Income (loss) from continuing operations	(174)	1,157	1,323	1,845
Income (loss) from discontinued operations	3	47	91	—
Net income	$(171)	$1,204	$1,414	$1,845
Net income per share:
Basic:
Continuing operations	$—	$0.02	$0.03	$0.04
Discontinued operations	$—	$—	$—	$—

Total	$—	$0.02	$0.03	$0.04

Diluted:
Continuing operations	$—	$0.02	$0.03	$0.04
Discontinued operations	$—	$—	$—	$—

Total	$—	$0.02	$0.03	$0.04

Quarter Ended:	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net revenues	$53,013	$44,699	$43,736	$47,204
Gross profit	15,896	12,980	13,708	14,425
Operating income	1,827	600	1,860	2,460
Income from continuing operations	1,534	506	1,717	2,053
(Loss) income from discontinued operations	(426)	324	(351)	4,657
Net income	$1,108	$830	$1,366	$6,710
Net income (loss) per share:
Basic:
Continuing operations	$0.03	$0.01	$0.04	$0.04
Discontinued operations	$(0.01)	$0.01	$(0.01)	$0.10

Total	$0.02	$0.02	$0.03	$0.14

Diluted:
Continuing operations	$0.03	$0.01	$0.04	$0.04
Discontinued operations	$(0.01)	$0.01	$(0.01)	$0.09

Total	$0.02	$0.02	$0.03	$0.13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 11th day of March, 2009.

STEC, Inc.

By:	/s/ MANOUCH MOSHAYEDI
Name:	Manouch Moshayedi
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANOUCH MOSHAYEDI Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	March 11, 2009

/s/ MARK MOSHAYEDI Mark Moshayedi	President, Chief Operating Officer, Chief Technical Officer, Secretary and Director	March 6, 2009

/s/ RAYMOND COOK Raymond Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2009

/s/ F. MICHAEL BALL F. Michael Ball	Director	March 6, 2009

/s/ RAJAT BAHRI Rajat Bahri	Director	March 6, 2009

/s/ CHRISTOPHER COLPITTS Christopher Colpitts	Director	March 9, 2009

/s/ MATTHEW WITTE Matthew Witte	Director	March 6, 2009

/s/ DAN MOSES Dan Moses	Director	March 6, 2009

EXHIBIT INDEX

Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	Exhibit 3.1 to the Current Report of the Registrant, filed March 8, 2007.

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Current Report of the Registrant, filed October 2, 2007.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for STEC, Inc. defining the rights of holders of common stock of STEC, Inc.

4.2	Specimen Stock Certificate	Exhibit 4.2 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and the Registrant	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and the Registrant	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended through April 17, 2006)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-136505) of the Registrant, filed August 11, 2006.

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.5	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between the Registrant and each of the shareholders of the Registrant	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 28, 2000.

10.6	License Agreement, dated August 22, 2000, by and between Micron Electronics and the Registrant	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed September 6, 2000.

10.7	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the Registrant, filed October 15, 2003.

10.8	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the Registrant, filed October 15, 2003.

10.9†	Summary of Non-Employee Director Compensation Arrangements	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed October 30, 2007.

10.10††	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to The Registrant offering special incentives	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed February 12, 2007.

10.11†	2000 Stock Incentive Plan form of Notice of Grant of Stock Option	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

Number	Description	Location

10.12†	2000 Stock Incentive Plan form of Stock Option Agreement	Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.13†	2000 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option	Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.14†	2000 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.15†	2000 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	Exhibit 10.18 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.16†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Manouch Moshayedi	Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.17†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Dan Moses	Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.18†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Mark Moshayedi	Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.19†	Credit Agreement, dated July 30, 2008, among STEC, Inc., its domestic subsidiaries, the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed August 1, 2008.

10.20†	Employment Offer Letter, dated October 15, 2008, between STEC, Inc. and Raymond Cook	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed November 3, 2008.

10.21†	Severance and Change in Control Agreement, dated November 11, 2008, by and between the Registrant and Raymond Cook	Filed herewith.

21.1	List of Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.