Form 10-Q
period 2009-03-31
STEC, INC.
filed 2009-05-11
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 30, 2009 was 48,447,187.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2009

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,463	$33,379
Short-term investments	5,200	—
Accounts receivable, net of allowances of $1,415 at March 31, 2009 and $1,196 at December 31, 2008	37,897	43,516
Inventory	44,699	63,985
Deferred income taxes	1,593	1,302
Other current assets	6,637	7,872

Total current assets	153,489	150,054

Leasehold interest in land	2,618	2,587
Property, plant and equipment	42,537	44,406
Intangible assets	496	573
Goodwill	1,682	1,682
Other long-term assets	2,735	2,720
Deferred income taxes	4,473	4,407

Total assets	$208,030	$206,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,674	$13,097
Accrued and other liabilities	10,648	10,339

Total current liabilities	21,322	23,436

Long-term income taxes payable	1,494	1,430
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,442,686 shares issued and outstanding as of March 31, 2009 and 48,429,348 shares issued and outstanding as of December 31, 2008	48	48
Additional paid-in capital	130,342	129,670
Retained earnings	54,824	51,845

Total shareholders’ equity	185,214	181,563

Total liabilities and shareholders’ equity	$208,030	$206,429

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$63,536	$50,680
Cost of revenues	40,503	34,026

Gross profit	23,033	16,654

Sales and marketing	4,772	4,441
General and administrative	7,366	5,344
Research and development	5,520	4,308
Special charges (Note 7)	1,177	—

Total operating expenses	18,835	14,093
Operating income	4,198	2,561
Other (expense) income, net	(12)	777

Income from continuing operations before provision for income taxes	4,186	3,338
Provision for income taxes	992	1,493

Income from continuing operations	3,194	1,845
Discontinued operations (Note 8):
Loss from discontinued operations	(356)	—
Benefit for income taxes	141	—

Loss from discontinued operations	(215)	—

Net income	$2,979	$1,845

Net income (loss) per share:
Basic:
Continuing operations	$0.07	$0.04
Discontinued operations	(0.01)	—

Total	$0.06	$0.04

Diluted:
Continuing operations	$0.07	$0.04
Discontinued operations	(0.01)	—

Total	$0.06	$0.04

Shares used in net income (loss) per share computation:
Basic	48,434	49,991

Diluted	49,063	51,323

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,979	$1,845
Loss from discontinued operations	215	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,892	1,917
Gain on sale of property, plant and equipment	6	(256)
Impairment loss on assets held for sale	—	138
Accounts receivable provisions	321	148
Deferred income taxes	(357)	591
Stock-based compensation expense	661	332
Change in operating assets and liabilities:
Accounts receivable	5,298	2,076
Inventory	19,286	(7,716)
Leasehold interest in land	14	44
Other assets	1,120	(1,925)
Accounts payable	(2,867)	3,809
Accrued and other liabilities	373	794

Net cash provided by operating activities	29,941	1,797

Cash flows from investing activities:
Purchases of short-term investments	(5,200)	(47,711)
Sales of short-term investments	—	40,911
Purchase of property, plant and equipment	(690)	(3,742)
Proceeds from sale of property, plant and equipment	22	311

Net cash used in investing activities	(5,868)	(10,231)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	343
Tax benefit of employee stock option exercise and vesting of restricted stock units	7	437
Stock buyback	—	(13,003)

Net cash provided by (used in) financing activities	11	(12,223)

Net increase (decrease) in cash and cash equivalents	24,084	(20,657)
Cash and cash equivalents at beginning of period	33,379	94,326

Cash and cash equivalents at end of period	$57,463	$73,669

Supplemental schedule of noncash investing activities:
Additions to other assets acquired under accounts payable	$145	$—

Additions to property, plant and equipment acquired under accounts payable	$230	$2,265

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim condensed consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company at March 31, 2009, the consolidated results of operations for each of the three months ended March 31, 2009 and 2008, and the consolidated results of cash flows for each of the three months ended March 31, 2009 and 2008 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2008 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform with the 2009 presentation.

The condensed consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debt, inventory reserves), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended March 31,
	2009		2008
	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	13%	20%	*	*
Customer B	17%	13%	*	*
Customer C	*	12%	*	*
Customer D	21%	12%	21%	13%
Customer E	*	*	33%	44%

*	Less than 10%

For the three months ended March 31, 2009 and 2008, international sales comprised 49% and 22%, respectively, of the Company’s revenues. During the three months ended March 31, 2009, 20% and 16% of our revenues were derived from billings to customers in Singapore and Taiwan, respectively. No single foreign country accounted for more than 10% of revenues during the three months ended March 31, 2008. The majority of the Company’s international sales are export sales, which are shipped from the Company’s domestic facility to foreign customers. In the future, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established.

Note 3 — Financial Instruments

Financial instruments consist principally of cash equivalents and short-term investments, accounts receivable and accounts payable. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. The Company defines short-term investments as income-yielding securities that can be readily converted into cash. As of March 31, 2009, cash equivalents and short-term investments consisted of FDIC insured certificates of deposits.

Note 4 — Income Taxes

The provision for income taxes was $992,000 and $1.5 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The Company’s effective tax rates were 23.7% and 44.7% for the three months ended March 31, 2009 and March 31, 2008, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the three months ended March 31, 2009 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and federal tax credits related to research and development in the three months ended March 31, 2009. The difference between the Company’s effective tax rates and the 35% federal statutory rate for the three months ended March 31, 2008 resulted primarily from foreign losses that were not benefited, which partially offset the benefit from increases in tax-exempt interest income and federal tax credits related to research and development in the three months ended March 31, 2008. The decrease in the effective tax rate for the three months ended March 31, 2009 from the same period in 2008 is due to the transition of certain of our operations to our new 210,000 square foot manufacturing facility in Penang, Malaysia where the Company has been granted a tax holiday subject to meeting certain conditions.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 4,791,016 and 4,457,431 shares of common stock were outstanding at March 31, 2009 and 2008, respectively. In addition, 215,500 and 355,000 restricted stock units payable in shares of common stock were outstanding at March 31, 2009 and 2008, respectively. For each of the three months ended March 31, 2009 and 2008, potentially dilutive securities consisted solely of options and restricted stock units and resulted in potential common shares of 628,626 and 1,332,481, respectively.

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$28,105	$41,554
Work-in-progress	1,015	706
Finished goods	15,579	21,725

Total	$44,699	$63,985

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued Expenses - Marketing Programs	$1,635	$5,703
Accrued Expenses - Payroll Costs	5,432	929
Accrued Expenses - Other	3,581	3,707

Total	$10,648	$10,339

Note 7 — Special Charges

Special charges consist of restructuring charges totaling approximately $1.2 million in the first quarter of 2009. There were no special charges in the first quarter of 2008.

In the first quarter of 2009, the Company commenced a reduction of its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its new 210,000 square foot manufacturing facility in Penang, Malaysia. This reduction, which mostly impacted its U.S.-based workforce, is expected to be completed by the end of 2009. The majority of the reduction occurred during the first quarter of 2009 and affected 185 employees, including 154 in manufacturing, 15 in sales and marketing and 16 in research and development. In connection with this reduction in workforce, the Company recorded a charge of approximately $1.2 million for severance and related costs. The Company expects to incur approximately $500,000 to $1.0 million of additional restructuring costs, primarily consisting of workforce reduction and consolidation of facilities expenses, related to this restructuring plan, which is expected to be completed by the end of 2009. The Company expects substantially all of the expenses associated with the reduction of workforce to result in cash expenditures. Actual amounts and the exact timing of the workforce reductions could differ from these estimates.

Activity and liability balances related to the first quarter of 2009 restructuring plan through March 31, 2009 are as follows (in thousands):

	Workforce Reductions	Facilities and Other	Total
Charged to costs and expenses	$1,177	$—	$1,177
Cash payments	(1,139)	—	(1,139)

Restructuring balance, March 31, 2009	$38	$—	$38

Note 8 — Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, Dynamic Random Access Memory (“DRAM”) technologies and external storage solutions known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. Since the Company has been unable to resolve the remaining open issues with Fabrik related to the sale of the Consumer Division and as a result of the indemnification period for claims as specified in the Purchase Agreement having expired in February 2009, the Company recorded $215,000, net of taxes, related to the write off of amounts owed to the Company under the original purchase as loss from discontinued operations in the first quarter of 2009.

Operating results of the Consumer Division as discontinued operations for the three months ended March 31, 2009 are summarized as follows (in thousands):

Three Months Ended March 31, 2009
Net sales	$0

Loss from discontinued operations	($356)
Income tax benefit	141

Loss from discontinued operations, net of taxes	($215)

Note 9 — Commitments and Contingencies

The Company is currently not a party to any material legal proceedings. However, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

Note 10 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$690	$380	$1,070	$637	$433
Customer relationships (five years)	792	676	116	792	652	140

Total intangible assets	$1,862	$1,366	$496	$1,862	$1,289	$573

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded amortization expense of $77,000 and $96,000 for each of the three months ended March 31, 2009 and 2008, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2009 and the years ending December 31, 2010 and 2011 is $204,000, $180,000 and $112,000, respectively.

Note 11 — Credit Facility

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guarantied by certain domestic subsidiaries of the Company. In addition, in the event the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. The Company was subject to a maximum leverage ratio of 2.0 to 1.0 for the quarter ended March 31, 2009 and a minimum liquidity ratio of 1.0 to 5.0 through March 31, 2009. The Credit Facility matures on July 30, 2010.

As of March 31, 2009, there were no borrowings outstanding. As of March 31, 2009, the Company was in compliance with all required covenants. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

Note 12 — Shareholders’ Equity

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

At March 31, 2009, the Plan provided for the issuance of up to 23,128,277 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

During the three months ended March 31, 2009, options for the purchase of 60,000 shares at a weighted-average option price of $4.84 per share, with annual vesting of 20%, were awarded. The contractual lives of 2009 awards are consistent with those of prior years. The per share fair values of the options granted in the three months ended March 31, 2009 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	1.9%
Volatility	63%
Dividend rate	0.0%

At March 31, 2009, 7,509,878 shares of common stock were available for grant under the Plan.

From time to time the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2008, the board of directors authorized a share repurchase program effective November 19, 2008 enabling the Company to repurchase up to $10 million of its common stock over an 18-month period expiring on May 18, 2010. At March 31, 2009, $5 million was still authorized for the repurchase of shares under this plan. The Company did not make any share repurchases in the three months ended March 31, 2009.

Note 13 — New Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations,” and FAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company adopted FAS No. 141(R) and FAS No. 160 on January 1, 2009. The adoption of FAS No. 141(R) and FAS No. 160 did not have an impact on its consolidated financial statements.

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

We market our products to original equipment manufacturers (“OEMs”), leveraging our custom design capabilities to offer custom memory solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Continuing to develop and qualify customized Flash-based products, including our ZeusIOPS and Mach8IOPS product lines, for the enterprise-storage and enterprise-server applications, respectively; and

•	Expanding our international business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash design capabilities and sales and marketing infrastructure. Flash product revenue increased 91% from $29.3 million in the first quarter of 2008 to $56.1 million in the first quarter of 2009. We expect our continued investments in Flash custom design capabilities and controller development to result in sustained revenue growth from our Flash product line in 2009.

A major area of our Flash-based product investment has been focused on solid-state drive (SSD) technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments; a) enterprise-storage applications, b) enterprise-server applications, c) video-on-demand (VoD) applications, d) PC mobile computing and consumer-related markets and e) military and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to expand over the next few years as overall unit volume growth is expected, aided by the decline in Flash component pricing, which will serve to improve the comparative economics of Flash-based SSDs versus hard disk drives (HDDs) in both new and existing storage applications. We expect continued growth in the sales of our Flash-based SSD ZeusIOPS products through the first half of 2009 based on the accelerated adoption of our ZeusIOPS SSDs into most of the major enterprise-storage and enterprise-server OEM customers.

In 2008 we entered the mobile computer market with our ultra-mobile SSDs. While we have qualified and sold this product into a leading PC OEM in this market segment, we believe that our technology and SSD product offerings will be primarily focused on the other market segments for SSD technology – enterprise-storage and enterprise-server – and expect our revenues in this segment to decline significantly beyond the second quarter of 2009. Further, we have received recent indications from our existing PC OEM customer that they may end-of-life the program which utilizes our ultra-mobile SSD product. In this circumstance, we may have excess inventory which was purchased specifically for this customer in accordance with their purchase orders and sales forecasts. In the event the customer decides to formally end this sales program, we believe that they remain contractually obligated to either take delivery of or compensate us for any excess inventory that we purchased for their ultra-mobile SSD program in accordance with the purchase orders that we received from this customer.

We offer both monolithic DRAM modules and DRAM modules based on our stacking technology. DRAM product revenue decreased 67% from $19.8 million in the first quarter of 2008 to $6.6 million in the first quarter of 2009. We expect sales of DRAM modules to decline over time as we continue to focus on growing our Flash-based product lines.

Historically, a limited number of customers have accounted for a significant percentage of our revenue. Our ten largest customers accounted for an aggregate of 79.3% of our revenues in the first three months of 2009, compared to 76.1% of our total revenues in the first three months of 2008. We had four customers account for more than 10.0% of our revenues, at 20.2%, 13.4%, 12.2% and 12.0%, for the three months ended March 31, 2009, compared to two customers, which accounted for more than 10.0% of our revenues, at 43.5% and 12.6%, for the same period in 2008.

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

International sales, which are derived from billings to foreign customers, accounted for 49.2% of our revenues in the first three months of 2009, compared to 21.9% of our revenues in the first three months of 2008. During the three months ended March 31, 2009, 20.4% and 15.6% of our revenues were derived from billings to customers in Singapore and Taiwan, respectively. No foreign geographic area or single foreign country accounted for more than 10% of revenues during the three months ended March 31, 2008. In the future, we expect substantially all of our foreign sales to originate internationally as our operations in Malaysia become established. For the three months ended March 31, 2009 and 2008, more than 95% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended March 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	63.7	67.1

Gross profit	36.3	32.9

Operating expenses:
Sales and marketing	7.5	8.8
General and administrative	11.6	10.5
Research and development	8.7	8.5
Special charges	1.9	0.0

Total operating expenses	29.7	27.8
Operating income	6.6	5.1
Other (expense) income, net	0.0	1.5

Income from continuing operations before provision for income taxes	6.6	6.6

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Net Revenues. Our revenues were $63.5 million in the first quarter of 2009, compared to $50.7 million in the same period in 2008. Revenues increased 25.4% in the first quarter of 2009 due primarily to a 72% increase in average sales price, or ASP, from $36 in the first quarter of 2008 to $62 in the first quarter of 2009, partially offset by a 26% decrease in unit shipments. The increase in revenues and ASP was due primarily to a 91% increase in Flash memory sales and a 123% increase in ASP for Flash products, partially offset by a 67% decrease in sales of DRAM products and a 22% decline in our DRAM ASP. Within Flash memory sales, shipments of our ZeusIOPS SSDs into the enterprise-storage market grew to $25.7 million for the first quarter of 2009, an increase of 267.1% from $7.0 million for the first quarter of 2008. The increase in our Flash ASP resulted from increased sales of higher ASP ZeusIOPS and Mach8IOPS products in the first quarter of 2009, compared to the same period in 2008. The decrease in our DRAM ASP resulted primarily from a decrease in selling prices for DRAM modules. Unit shipments decreased due primarily to declines in sales of our DRAM modules and CompactFlash products, partially offset by increased sales of our ultra-mobile SSDs. However, going forward, we expect sales of our ultra-mobile SSD products to decline as we continue to focus on growing our higher ASP Zeus IOPS and Mach8IOPS products.

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

Gross Profit. Our gross profit was $23.0 million in the first quarter of 2009, compared to $16.7 million in the same period in 2008. Gross profit as a percentage of revenues was 36.3% in the first quarter of 2009, compared to 32.9% in the first quarter of 2008. The increase in gross profit in absolute dollars was due primarily to increased revenues and ASP for Flash products. Gross profit as a percentage of revenue in the first quarter of 2009 increased due primarily to a shift in product mix toward higher gross profit margin Flash products, partially offset by an increase in production and labor overhead due primarily to a $1.3 million increase in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $4.8 million and $4.4 million in the first quarters of 2009 and 2008, respectively. Sales and marketing expenses as a percentage of revenue were 7.5% in the first quarter of 2009, compared to 8.8% in the first quarter of 2008. The increase in sales and marketing expenses in absolute dollars was due to increased commissions related to higher revenues. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the termination of certain outside manufacturing representative firm commission agreements in the second half of 2008 and the first quarter of 2009. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.4 million in the first quarter of 2009, compared to $5.3 million in the first quarter of 2008. General and administrative expenses as a percentage of revenues were 11.6% in the first quarter of 2009, compared to 10.5% in the first quarter of 2008. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to a $1.1 million increase in legal expenses, a $410,000 increase in payroll and payroll-related costs, a $260,000 increase in depreciation expense related to our new facility in Malaysia. Legal expenses increased primarily as the result of an IP-litigation matter which began in the second quarter of 2008 and was settled in the first quarter of 2009. Payroll and payroll-related costs increased due to higher stock-based compensation and an increase in employee headcount.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $5.5 million in the first quarter of 2009, compared to $4.3 million in the first quarter of 2008. Research and development expenses as a percentage of revenues were 8.7% in the first quarter of 2009 compared to 8.5% in first quarter of 2008. Research and development expenses increased due primarily to an increase in payroll and payroll-related costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs.

Special Charges. Special charges consist of restructuring charges totaling approximately $1.2 million in the first quarter of 2009. There were no special charges in the first quarter of 2008.

In the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our new 210,000 square foot manufacturing facility in Penang, Malaysia. This reduction, which is primarily in our U.S.-based workforce, is expected to be completed by the end of 2009. The majority of the reduction occurred during the first quarter of 2009 and affected 185 employees, including 154 in manufacturing, 15 in sales and marketing and 16 in research and development. In connection with this reduction in workforce, we recorded a charge of approximately $1.2 million for severance and related costs. We expect to incur approximately $500,000 of additional restructuring costs, primarily consisting of workforce reduction and consolidation of facilities expenses, related to this restructuring plan, which is expected to be completed by the end of 2009. We expect substantially all of the expenses associated with the reduction of workforce to result in cash expenditures that will be funded from available cash balances. Actual amounts and the exact timing of the workforce reductions could differ from these estimates. Future cash payments related to the restructuring plan are not expected to significantly impact our liquidity.

We expect that this restructuring action will reduce annual operating expenses by approximately $14.2 million, including approximately $11.2 million in cost of sales, approximately $1.1 million in sales and marketing expenses and approximately $1.1 million in research and development expenses and approximately $800,000 in general and administrative expenses. We expect to begin to realize the benefit of these reductions beginning in the second half of 2009. We expect the cost savings from the restructuring plan to be partially offset by approximately $5.1 million in incremental cost increases at our foreign subsidiaries, primarily related to manufacturing headcount increases for our Malaysia facility as our operations in Malaysia continue to advance.

Activity and liability balances related to the first quarter of 2009 restructuring plan through March 31, 2009 are as follows (in thousands):

	Workforce Reductions	Facilities and Other	Total
Charged to costs and expenses	$1,177	$—	$1,177
Cash payments	(1,139)	—	(1,139)

Restructuring balance, March 31, 2009	$38	$—	$38

Other (Expense) Income, Net. Other (expense) income, net consists primarily of interest earned on our cash and cash equivalents and short-term investments and foreign currency transactions. Interest income was $7,000 in the first quarter of 2009 and $746,000 in the first quarter of 2008. This decrease in interest income resulted primarily from a lower average cash and cash equivalents and short-term investments balance and lower interest rates in the first quarter of 2009 compared to the first quarter of 2008.

Provision for Income Taxes. The provision for income taxes was $992,000 and $1.5 million in the first quarters of 2009 and 2008, respectively. As a percentage of income before provision for income taxes, provision for income taxes decreased from 44.7% in the first quarter of 2008 to 23.7% in the first quarter of 2009 due primarily to an increase in foreign earnings taxed at rates lower than the federal statutory rate and federal tax credits related to research and development in the three months ended March 31, 2009. The decrease in the effective tax rate for the three months ended March 31, 2009 from the same period in 2008 is due to the transition of certain of our operations to our new 210,000 square foot manufacturing facility in Penang, Malaysia where the Company has been granted a tax holiday subject to meeting certain conditions.

Income from Continuing Operations. Income from continuing operations was $3.2 million and $1.8 million in the first quarters of 2009 and 2008, respectively. The $6.4 million increase in gross profit was offset by a $4.7 million increase in operating expenses in the first quarter of 2009. The increase in operating expenses was due primarily to special charges incurred in the first quarter of 2009 related to our restructuring plan, expansion efforts in Asia and Europe, an increase in employee compensation costs, increased commissions related to higher sales, higher legal fees, and increased investments in research and development for new Flash products.

Loss from Discontinued Operations. On February 9, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of our business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as our Consumer Division. The consideration paid to us pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by us in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. Since we have not been able to resolve the remaining open issues with Fabrik related to the sale of the Consumer Division and as a result of the indemnification period for claims as specified in the Purchase Agreement having expired in February 2009, we recorded $215,000, net of taxes, related to the write off of amounts owed to us under the original purchase as loss from discontinued operations in the first quarter of 2009.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments

As of March 31, 2009, we had working capital of $132.2 million, including $57.5 million of cash and cash equivalents and $5.2 million of short-term investments, compared to working capital of $126.6 million, including $33.4 million of cash and cash equivalents as of December 31, 2008 and working capital of $121.4 million, including $73.7 million of cash and cash equivalents as of March 31, 2008. We had no short-term investments as of December 31, 2008 and March 31, 2008. Current assets were 7.2 times current liabilities at March 31, 2009, compared to 6.4 times current liabilities at December 31, 2008, and 5.0 times current liabilities at March 31, 2008.

Cash Provided by Operating Activities in the Three Months Ended March 31, 2009

Net cash provided by operating activities was $29.9 million for the three months ended March 31, 2009 and resulted primarily from a $19.3 million decrease in inventory, a $5.6 million decrease in accounts receivable, net of reserves, a $1.1 million decrease in other assets, net income of $3.0 million and non-cash depreciation and amortization of $2.9 million, partially offset by a $2.9 million decrease in accounts payable. Inventory decreased due to an increase in sales in the first quarter of 2009, compared to the fourth quarter of 2008. In 2008, we had increased our inventory in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches. Accounts receivable, net of reserves, decreased due primarily to an increase in accounts receivable turnover and lower sales in March 2009, compared to December 2008. Other assets decreased primarily due to a decrease in income taxes receivable. Accounts payable decreased as a result of lower inventory purchases and capital expenditures in the three months ended March 31, 2009 compared to the three months ended December 31, 2008.

Cash Used in Investing Activities for the Three Months Ended March 31, 2009

Net cash used in investing activities was $5.9 million for the three months ended March 31, 2009 resulting primarily from a $5.2 million increase in short-term investments and $690,000 in purchases of property, plant and equipment primarily related to production equipment for the United States and Malaysia locations.

As of March 31, 2009, we have made capital expenditures of approximately $33 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $20 million over the next five years ending March 31, 2014. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash Provided by Financing Activities for the Three Months Ended March 31, 2009

From time to time our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. At March 31, 2009, $5 million was still authorized for the repurchase of shares under this plan. We did not make any share repurchases in the three months ended March 31, 2009.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guarantied by certain of our domestic subsidiaries. In addition, in the event we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. We were subject to a maximum leverage ratio of 2.0 to 1.0 for the quarter ended March 31, 2009, and a minimum liquidity ratio of 1.0 to 5.0 through March 31, 2009. The Credit Facility matures on July 30, 2010. As of March 31, 2009, there were no borrowings outstanding under our Credit Facility with Wachovia. As of March 31, 2009, we were in compliance with all required covenants. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis

We believe that our existing assets, cash, cash equivalents and investments on hand, together with amounts available under our $35 million credit facility and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected operating and financial results, the competitive landscape and other factors. Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•

general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, and the current global economic recession;

•

the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

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

Set forth in the table below is our estimate of our significant contractual obligations at March 31, 2009 (in thousands):

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,529	$738	$1,360	$1,291	$2,140
Non-cancelable capital equipment purchase commitments	2,099	2,099	—	—	—
Non-cancelable inventory purchase commitments	37,914	37,914	—	—	—
Other non-cancelable purchase commitments	1,070	1,070	—	—	—

Total	$46,612	$41,821	$1,360	$1,291	$2,140

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first three months ended March 31, 2009 and 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141(R), “Business Combinations,” and FAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We adopted FAS No. 141(R) and FAS No. 160 on January 1, 2009. The adoption of FAS No. 141(R) and FAS No. 160 did not have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2009, our cash and cash equivalents and short-term investments were $62.7 million invested in certificates of deposit, money market funds and other interest bearing accounts. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and short-term investments. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

Current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our portfolio to U.S. Treasury and other government securities and FDIC insured time deposits, which may negatively impact our investment income, particularly in the form of declining yields.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents and short-term investments as of March 31, 2009 were as follows:

	Expected Maturity Date
	Before April 1, 2010	Thereafter	Total	Fair Value 3/31/2009
Cash and cash equivalents:
Money market funds	$37,463,000	$—	$37,463,000	$37,463,000
Certificates of deposit	20,000,000	—	20,000,000	20,000,000
Short-term investments:
Certificates of deposit	5,200,000	—	5,200,000	5,200,000

Total cash and cash equivalents and short-term investments	$62,663,000	$—	$62,663,000	$62,663,000

Weighted average interest rate	0.12%		0.12%	0.12%

We are also exposed to interest rate risks due to the possibility of changing interest rates under our $35 million two-year senior unsecured revolving credit facility with Wachovia Bank. Borrowings under the credit facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The credit facility matures on July 30, 2010. As of March 31, 2009, there were no borrowings outstanding under our credit facility.

Foreign Currency Exchange Rate Risk

More than 95% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our IC components from local distributors of Japanese, Korean and Taiwanese suppliers. Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials. To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Inherent Limitations on Effectiveness of Controls

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. You should carefully consider these risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, may also adversely impact and impair our business. If any of these risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment:

•	Impact of changing and recently volatile U.S. and global economic conditions;

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer and product revenue mix;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Expenses associated with the start up of new operations or divisions;

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation; and

•	Increases in our sales and marketing expenses in connection with decisions to pursue new product initiatives.

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

Disruption of operations at our manufacturing facilities and the unsuccessful ramp-up of our production capabilities in Penang, Malaysia would substantially harm our business.

Our manufacturing operations are located in our facilities in Santa Ana, California and Penang, Malaysia. Over time, we expect substantially all of our manufacturing operations to be located in Penang, Malaysia as we continue to transition certain of our operations to our Penang facility. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, could cause us to cease or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

Our Penang operation will continue to ramp production in subsequent quarters. While our management team is overseeing the increase in production capabilities at our Penang facility, the operation itself has a limited operating history and we have limited experience operating in foreign countries. As a result, a disruption of our manufacturing operations resulting from ramp-up related challenges such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment, facility audits by customers, and management and coordination of a new logistics network within our global operations could cause us to cease, delay, or limit our manufacturing operations and consequently harm our business, financial condition and results of operations.

Our dependence on a small number of suppliers for components, including integrated circuit devices, and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically, integrated circuit, or IC, devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. Samsung currently supplies substantially all of the IC devices used in our Flash memory products. Micron and Samsung currently supply substantially all of the DRAM IC devices used in our DRAM products.

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

Historically, a relatively limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 79.3% and 76.1% of our revenues in the three months ended March 31, 2009 and 2008, respectively. We had four customers account for more than 10.0% of our revenues, at 20.2%, 13.4%, 12.2% and 12.0%, for the three months ended March 31, 2009 compared to two customers, at 43.5% and 12.6%, for the same period in 2008.

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

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products with our customers, we may incur increased and unexpected costs associated with this inventory. For example, if we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $1.3 million and $0 during the three months ended March 31, 2009 and 2008, respectively.

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

We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence. Our primary competitors for storage products include: Intel, Samsung, SanDisk, Seagate, Toshiba and Western Digital; and for DRAM products include: Micron and SMART Modular. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be in a better position to influence or respond to new or emerging technologies or standards and to changes in customer requirements than us. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

In addition, some of our significant suppliers, including Micron and Samsung Semiconductor, are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, improved pricing or render our technology or products obsolete or uncompetitive, any of which could cause a decline in sales or loss of market acceptance of our products.

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select international markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third-party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries.

In January 2008, we completed the construction of our 210,000 square foot manufacturing facility in Malaysia that will serve as a major hub for our international operational activities including manufacturing, sales and marketing, procurement, and logistics. A failure to successfully and timely integrate these operations into our global infrastructure will have a negative impact on our overall operations, cause us to delay or forego some of the original perceived benefits of operating internationally such as lower average production and engineering labor costs, better access to growing markets in Asia, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate.

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

In addition, despite our efforts to protect or intellectual property rights and confidential information, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. In addition, if any of our patents are challenged and found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products related to such patents would cease. We have on at least one occasion applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we sell our products overseas, we have exposure to foreign intellectual property risks.

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

Three of our beneficial shareholders could control all matters requiring shareholder approval and two of our beneficial shareholders have substantial influence over our operations.

Our founders, Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, are brothers and beneficially own approximately 50% of our outstanding common stock at March 31, 2009 (assuming the inclusion of shares of common stock subject to options that are presently exercisable or will become exercisable within 60 days of such date). In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they potentially have the ability to control or influence all matters requiring approval by our shareholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 49% and 22% of our revenues for each of the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, 20% and 16% of our revenues were derived from billings to customers in Singapore and Taiwan, respectively. No foreign geographic area or single foreign country accounted for more than 10% of revenues during the three months ended March 31, 2008. For each of the three months ended March 31, 2009 and 2008, more than 95% of our international sales were denominated in U.S. dollars. However, if there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our new 210,000 square foot manufacturing facility in Penang, Malaysia. While this action may help us achieve our growth strategy, it may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for the three months ended March 31, 2009 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
As of December 31, 2008	1,335,541	$3.74	$4,999,967	$5,000,033
January 1 through January 31, 2009	—	$—	—	$—
February 1 through February 28, 2009	—	$—	—	$—
March 1 through March 31, 2009	—	$—	—	$—

Total	1,335,541	$3.74	$4,999,967	$5,000,033

(1)	In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. Repurchases under our share repurchase program was and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were purchased pursuant to our existing share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: May 11, 2009	/s/ RAYMOND COOK
Raymond Cook
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