Form 10-Q
period 2009-06-30
STEC, INC.
filed 2009-08-03
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 17, 2009 was 49,566,276.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2009

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$88,503	$33,379
Short-term investments	5,200	—
Accounts receivable, net of allowances of $2,520 at June 30, 2009 and $1,196 at December 31, 2008	50,500	43,516
Inventory	37,656	63,985
Deferred income taxes	2,992	1,302
Other current assets	2,769	7,872

Total current assets	187,620	150,054

Leasehold interest in land	2,562	2,587
Property, plant and equipment	39,899	44,406
Intangible assets	419	573
Goodwill	1,682	1,682
Other long-term assets	3,544	2,720
Deferred income taxes	4,144	4,407

Total assets	$239,870	$206,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,028	$13,097
Accrued and other liabilities	13,875	10,339

Total current liabilities	23,903	23,436

Long-term income taxes payable	1,538	1,430

Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,443,510 shares issued and outstanding as of June 30, 2009 and 48,429,348 shares issued and outstanding as of December 31, 2008	49	48
Additional paid-in capital	140,193	129,670
Retained earnings	74,187	51,845

Total shareholders’ equity	214,429	181,563

Total liabilities and shareholders’ equity	$239,870	$206,429

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$86,350	$56,199	$149,886	$106,879
Cost of revenues	43,177	38,029	83,680	72,055

Gross profit	43,173	18,170	66,206	34,824

Sales and marketing	5,031	4,671	9,803	9,112
General and administrative	6,714	5,596	14,080	10,940
Research and development	5,423	4,847	10,943	9,155
Special charges (Note 7)	1,996	—	3,173	—

Total operating expenses	19,164	15,114	37,999	29,207
Operating income	24,009	3,056	28,207	5,617
Other income	614	417	602	1,194

Income from continuing operations before provision for income taxes	24,623	3,473	28,809	6,811
Provision for income taxes	5,260	2,150	6,252	3,643

Income from continuing operations	19,363	1,323	22,557	3,168
Discontinued operations (Note 8):
Income (loss) from discontinued operations	—	149	(356)	149
(Provision) benefit for income taxes	—	(58)	141	(58)

Income (loss) from discontinued operations	—	91	(215)	91

Net income	$19,363	$1,414	$22,342	$3,259

Net income per share:
Basic:
Continuing operations	$0.40	$0.03	$0.46	$0.07
Discontinued operations	—	—	—	—

Total	$0.40	$0.03	$0.46	$0.07

Diluted:
Continuing operations	$0.38	$0.03	$0.45	$0.06
Discontinued operations	—	—	$—	—

Total	$0.38	$0.03	$0.45	$0.06

Shares used in net income per share computation:
Basic	48,871	49,612	48,654	49,801

Diluted	50,702	51,225	49,883	51,274

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,342	$3,259
Loss (income) from discontinued operations	215	(91)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,992	4,034
Loss (gain) on sale of property, plant and equipment	40	(247)
Non-cash special charges and impairment loss	2,256	138
Accounts receivable provisions (benefit)	1,526	(45)
Deferred income taxes	(1,427)	(805)
Stock-based compensation expense	1,698	894
Change in operating assets and liabilities:
Accounts receivable	(8,510)	1,432
Inventory	26,329	(47,359)
Leasehold interest in land	25	55
Other assets	4,201	(909)
Accounts payable	(3,539)	22,790
Accrued and other liabilities	3,255	1,865
Net cash flows used in discontinued operations	—	(133)

Net cash provided by (used in) operating activities	54,403	(15,122)

Cash flows from investing activities:
Purchases of short-term investments	(5,200)	(47,770)
Sales of short-term investments	—	47,770
Purchase of property, plant and equipment	(3,039)	(12,296)
Proceeds from sale of property, plant and equipment	134	311

Net cash used in investing activities	(8,105)	(11,985)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,367	5,843
Tax benefit of employee stock option exercise and vesting of restricted stock units	3,459	2,788
Stock buyback	—	(13,003)

Net cash provided by (used in) financing activities	8,826	(4,372)

Net increase (decrease) in cash and cash equivalents	55,124	(31,479)
Cash and cash equivalents at beginning of period	33,379	94,326

Cash and cash equivalents at end of period	$88,503	$62,847

Supplemental schedule of noncash investing activities:
Additions to other assets acquired under accounts payable	$68	$—

Additions to property, plant and equipment acquired under accounts payable	$219	$818

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim condensed consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company at June 30, 2009, the consolidated results of operations for each of the three and six months ended June 30, 2009 and 2008, and the consolidated results of cash flows for each of the six months ended June 30, 2009 and 2008 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2008 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform to the 2009 presentation.

The condensed consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debt, and inventory reserves and asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company evaluated subsequent events through August 3, 2009, which is the date these financial statements were issued.

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues

Customer A	47%	39%	18%	20%	47%	28%	18%	16%
Customer B	13%	12%	*	*	13%	13%	*	*
Customer C	15%	12%	*	*	15%	12%	*	*
Customer D	*	10%	37%	48%	*	*	37%	44%
Customer E	*	*	*	*	*	11%	*	*

*	Less than 10%

For the three months ended June 30, 2009 and 2008, international sales comprised 36% and 16%, respectively, of the Company’s revenues. During the three months ended June 30, 2009, 13% of the Company’s revenues were derived from billings to customers in Taiwan. During the six months ended June 30, 2009 and 2008, international sales comprised 42% and 19%, respectively, of the Company’s revenues. During the six months ended June 30, 2009, 14% and 14% of the Company’s revenues were derived from billings to customers in Singapore and Taiwan, respectively. In 2009, the majority of the Company’s international sales are export sales which are shipped primarily from the Company’s facility in Malaysia.

Note 3 — Financial Instruments

Financial instruments consist principally of cash equivalents and short-term investments, accounts receivable and accounts payable. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. The Company defines short-term investments as income-yielding securities that can be readily converted into cash. As of June 30, 2009, cash equivalents and short-term investments consisted of FDIC-insured certificates of deposits.

Note 4 — Income Taxes

The provision for income taxes was $6.3 million and $3.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The Company’s effective tax rates were 21.7% and 53.5% for the six months ended June 30, 2009 and June 30, 2008, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2009 resulted primarily from earnings in jurisdictions outside of the United States which were taxed at rates lower than U.S. federal statutory rates. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2008 resulted primarily from foreign losses in tax-free jurisdictions that were not tax-benefited. The increase in foreign losses that were not tax benefited was due to the short-term impact of the new global tax structure that the Company was in the process of implementing during the six months ended June 30, 2008. The decrease in the effective tax rate for the six months ended June 30, 2009 from the same period in 2008 is due to the transition of certain of the Company’s operations to its manufacturing facility in Penang, Malaysia where the Company has been granted a tax holiday subject to meeting certain conditions.

The Company operates under a tax holiday in Malaysia, which is effective through September 30, 2017. The impact of the Malaysia tax holiday decreased Malaysian taxes by $1.1 million and $0 in the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $0 in the six months ended June 30, 2009 and 2008, respectively. The benefit of the tax holiday on earnings per share was $0.02 and $0.00 for the three months ended June 30, 2009 and 2008, respectively, and $0.03 and $0.00 for the six months ended June 30, 2009 and 2008, respectively.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the potentially dilutive securities. Options to purchase 4,375,497 and 4,623,416 shares of common stock were outstanding at June 30, 2009 and 2008, respectively. In addition, 377,740 and 330,250 restricted stock units payable in shares of common stock were outstanding at June 30, 2009 and 2008, respectively. For each of the three months ended June 30, 2009 and 2008, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to weighted average number of shares outstanding of 1,830,568 and 1,613,041, respectively. For each of the six months ended June 30, 2009 and 2008, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to weighted average number of shares outstanding of 1,229,597 and 1,472,761, respectively. Common stock equivalents of 1,655,000 and 1,486,000 shares for the three months ended June 30, 2009 and 2008, respectively, and 2,254,993 and 1,209,825 shares for the six months ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$23,614	$41,554
Work-in-progress	947	706
Finished goods	13,095	21,725

Total	$37,656	$63,985

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued Expenses—Payroll Costs	$8,133	$5,703
Accrued Expenses—Marketing Programs	1,757	929
Accrued Expenses—Other	3,985	3,707

Total	$13,875	$10,339

Note 7 — Special Charges

Special charges consist of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Employee severance and termination benefits	$449	$1,626
Asset impairments	1,547	1,547

Total special charges	$1,996	$3,173

There were no special charges during the three or six months ended June 30, 2008.

In the three months ended March 31, 2009, the Company commenced a reduction of its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its manufacturing facility in Penang, Malaysia. This reduction, which mostly impacted its U.S.-based workforce, is expected to be completed by the end of 2009. The majority of the reduction occurred during the first six months of 2009 and affected 235 employees, including 191 in manufacturing, 20 in sales and marketing, 19 in research and development, and 5 in administration. In connection with this reduction in workforce, the Company recorded a charge of approximately $449,000 and $1.6 million for severance and related costs during the three and six months ended June 30, 2009, respectively. The Company expects to incur approximately $300,000 to $500,000 of additional restructuring costs, primarily consisting of workforce reduction and consolidation of facilities expenses, related to this restructuring plan, which is expected to be completed by the end of 2009. The Company expects substantially all of the expenses associated with the workforce reduction to result in cash expenditures. Actual amounts and the exact timing of the workforce reductions could differ from these estimates.

In connection with the transition of operations to Malaysia, the Company conducted an assessment for the impairment of certain property, plant and equipment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As the Company finalized its plans for the transition of operations to Malaysia in the second quarter of 2009, the Company determined that certain manufacturing-related property or equipment assets were impaired. Carrying value of the assets was adjusted to reflect estimated fair value, which was based on market prices, prices of similar assets, and other available information. The Company recorded asset impairments totaling $1.5 million during the three months ended June 30, 2009.

The Company recognizes a liability for restructuring costs at fair value only when the liability is incurred. The two main components of the Company’s restructuring plan have been related to workforce reductions and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144.

Activity and liability balances related to the 2009 restructuring plan through June 30, 2009 are as follows (in thousands):

Workforce Reductions
Restructuring balance, December 31, 2008	$—
Charged to costs and expenses	1,626
Cash payments	(1,237)

Restructuring balance, June 30, 2009	$389

The remaining accrued restructuring balance is included in Accrued and Other Liabilities in the Condensed Consolidated Balance Sheet and consists of obligations related to employee severance benefits. These obligations were paid in July 2009.

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

Operating results of the Consumer Division which are accounted for as discontinued operations for the three and six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$—	$—	$—	$—

Income (loss) from discontinued operations	$—	$149	$(356)	$149
Income tax (provision) benefit	—	(58)	141	(58)

Income (loss) from discontinued operations, net of taxes	$—	$91	$(215)	$91

Note 9 — Commitments and Contingencies

The Company is currently not a party to any material legal proceedings; however, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to additional legal proceedings arising in the ordinary course of business.

As is common in the industry in which the Company competes, the Company is bound by a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

Note 10 — Credit Facility

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70%—1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00%—1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guarantied by certain domestic subsidiaries of the Company. In addition, if the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. The Company was subject to a maximum leverage ratio of 2.0 to 1.0 for the six months ended June 30, 2009 and a minimum liquidity ratio of 1.0 to 5.0 through June 30, 2009. The Credit Facility matures on July 30, 2010.

As of June 30, 2009, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with all covenants under the Credit Facility. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

Note 11 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$744	$326	$1,070	$637	$433
Customer relationships (five years)	792	699	93	792	652	140

Total intangible assets	$1,862	$1,443	$419	$1,862	$1,289	$573

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144. The Company recorded amortization expense of $77,000 and $94,000 for the three months ended June 30, 2009 and 2008, respectively, and $154,000 and $190,000 for the six months ended June 30, 2009 and

2008, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2009 and the years ending December 31, 2010, and 2011 is $127,000, $180,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

Note 12 — Shareholders’ Equity

The 2000 Stock Incentive Plan (the “Plan”) was adopted by the Company’s board of directors and approved by its shareholders in September 2000. On April 17, 2006, the Plan was amended and restated by the board of directors and approved by the Company’s shareholders on May 25, 2006. The Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. Under the Plan, eligible participants may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the Plan as amended and restated, allows for the issuance of restricted stock units to officers and other employees, non-employee board members and consultants. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The Company’s board of directors, its compensation committee or its equity awards committee determines eligibility and vesting schedules for options and restricted stock units granted under the Plan. Options expire within a period of not more than ten years from the date of grant.

At June 30, 2009, the Plan provided for the issuance of up to 23,128,277 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

During the six months ended June 30, 2009, options for the purchase of 848,000 shares at a weighted-average option price of $14.55 per share, with annual vesting of 20% or 25%, were awarded. The contractual lives of 2009 awards are consistent with those of prior years. The per share fair values of the options granted in the six months ended June 30, 2009 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	2.4%
Volatility	64%
Dividend rate	0.0%

At June 30, 2009, 6,758,742 shares of common stock were available for grant under the Plan.

From time to time the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2008, the board of directors authorized a share repurchase program effective November 19, 2008 enabling the Company to repurchase up to $10 million of its common stock over an 18-month period expiring on May 18, 2010. At June 30, 2009, $5.0 million was still authorized for the repurchase of shares under this plan. The Company did not make any share repurchases in the three months ended June 30, 2009.

During the six months ended June 30, 2009, the Company received $5.4 million in cash proceeds for the exercise of 991,915 options with a $3.5 million tax benefit for disqualifying dispositions of incentive stock options and vesting of restricted stock units.

Note 13 — New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations.

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

Cautionary Statement

Certain information in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; continued growth in the sales of our Flash product line; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products which we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; and our ability to protect our intellectual property rights. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Please see our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q and the other information contained in our other SEC filings for a further discussion of these and other risk and uncertainties applicable to our business. We are not able to predict all the factors that may affect future results. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

STEC, Inc. is a leading global provider of enterprise-class Flash solid-state drives (“SSDs”) that are designed to increase the performance of storage systems and servers enterprises use to retain and access their critical data. Our products are designed specifically for storage systems and servers that run applications requiring a high level of input/output per second, or IOPs, performance, capacity, reliability and a low amount of latency, with the added benefits of consuming a lower quantity of power and occupying a smaller footprint.

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with third-party Flash memory, to form high-performance SSDs which provide a level of IOPs performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to the leading global storage and server original equipment manufacturers (“OEMs”), which integrate them into storage systems and servers used by enterprises in a variety of industries including financial services, government, transportation, defense and aerospace, and transaction processing. We also manufacture small form factor Flash SSDs, cards and modules, as well as custom high density dynamic random access memory, or DRAM, modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have manufacturing operations in Penang, Malaysia.

We market our products to OEMs, leveraging our comprehensive design capabilities to offer custom storage solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	continuing to develop and qualify customized Flash-based SSDs, including our ZeusIOPS and Mach8IOPS product lines, for enterprise-storage and enterprise-server applications, respectively; and

•	expanding our international business in Asia and Europe.

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash controller design capabilities. Flash product revenue increased 138% from $32.2 million in the second quarter of 2008 to $76.6 million in the second quarter of 2009. We expect our continued investments in Flash custom design capabilities and controller development to result in sustained revenue growth from our Flash product line in 2009.

A major area of our Flash-based product investment has been focused on SSD technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments; a) enterprise-storage applications, b) enterprise-server applications, c) military and industrial applications, d) PC mobile computing and consumer-related markets and e) video-on-demand (“VoD”) applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to expand over the next few years as overall unit volume growth is expected, aided by the decline in Flash component pricing, which will serve to improve the comparative economics of Flash-based SSDs versus HDDs in both new and existing storage applications. We expect continued growth in the sales of our Flash-based SSD ZeusIOPS products through 2009 based on the accelerated adoption of our ZeusIOPS SSDs by most of our major enterprise-storage and enterprise-server OEM customers into their systems. As part of this expected growth, on July 16, 2009 we announced an agreement with one of our largest enterprise storage customers for sales of $120 million of ZeusIOPS SSDs in the second half of 2009.

In 2008 we entered the mobile computer market with our ultra-mobile SSDs. While we have qualified and sold this product into a leading personal computer (“PC”) OEM in this market segment, we believe that our technology and SSD product offerings will be primarily focused on the other market segments for SSD technology – enterprise-storage and enterprise-server – and expect our revenues in this segment to decline significantly beyond the second quarter of 2009. Further, we have received indications from our existing PC OEM customer that they intend to end-of-life the program which utilizes our ultra-mobile SSD product. As a result, we may have excess inventory which was purchased specifically for this customer in accordance with their purchase orders and sales forecasts. However, we believe that they remain contractually obligated to either take delivery of or compensate us for any excess inventory that we purchased for their ultra-mobile SSD program in accordance with the purchase orders that we received from this customer.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. DRAM product revenue decreased 56% from $21.6 million in the second quarter of 2008 to $9.4 million in the second quarter of 2009. We expect sales of DRAM modules to decline as a percentage of our total revenues over time as we continue to focus on growing our Flash-based product lines.

A limited number of customers account for a significant percentage of our revenue and our level of customer concentration has increased. Our ten largest customers accounted for an aggregate of 82.3% of our revenues in the first six months of 2009, compared to 77.4% of our total revenues in the first six months of 2008, and 86.8% of our revenues in the second quarter of 2009, compared to 79.1% of our total revenues in the second quarter of 2008. We had four customers account for more than 10.0% of our revenues, at 27.5%, 12.5%, 12.0% and 10.5%, for the six months ended June 30, 2009, compared to two customers, which accounted for more than 10.0% of our revenues, at 43.6% and 15.6%, for the same period in 2008. We had four customers account for more than 10.0% of our revenues, at 38.9%, 11.8%, 11.8% and 10.0% in the second quarter of 2009, compared to two customers, which accounted for more than 10.0% of our revenues, at 48.3% and 20.2%, for the same period in 2008.

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

International sales, which are derived from billings to foreign customers, accounted for 41.5% of our revenues in the first six months of 2009, compared to 19.0% of our revenues in the first six months of 2008 and 35.9% in the second quarter of 2009, compared to 16.4% of our revenues in the second quarter of 2008. During the six months ended June 30, 2009, 13.6% and 14.2% of our revenues were derived from billings to customers in Singapore and Taiwan, respectively. During the second quarter of 2009, 13.2% of our revenues were derived from billings to customers in Taiwan. The increase in international sales as a percentage of our revenues in the second quarter of 2009, compared to the same period in 2008, and the first six months of 2009, compared to the same period in 2008, is due to the increase in sales of our ZeusIOPS products to new customers in 2009. No foreign geographic area or single foreign country accounted for more than 10% of revenues during the six months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, more than 95% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries.

See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.0	67.7	55.8	67.4

Gross profit	50.0	32.3	44.2	32.6
Operating expenses:
Sales and marketing	5.8	8.3	6.6	8.5
General and administrative	7.8	10.0	9.4	10.2
Research and development	6.3	8.6	7.3	8.6
Special charges	2.3	0.0	2.1	0.0

Total operating expenses	22.2	26.9	25.4	27.3
Operating income	27.8	5.4	18.8	5.3
Other income	0.7	0.8	0.4	1.1

Income from continuing operations before provision for income taxes	28.5	6.2	19.2	6.4

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Net Revenues. Our revenues were $86.4 million in the second quarter of 2009, compared to $56.2 million in the same period in 2008. Revenues increased 53.7% in the second quarter of 2009 due primarily to a 153% increase in average sales price (“ASP”) of our products from $36 in the second quarter of 2008 to $91 in the second quarter of 2009, partially offset by a 36% decrease in unit shipments. The increase in revenues and ASP was due primarily to a 138% increase in Flash memory sales and a 245% increase in ASP for Flash products, partially offset by a 56% decrease in sales of DRAM products and a 19% decline in our DRAM ASP. Within Flash memory sales, shipments of our ZeusIOPS SSDs into the enterprise-storage market grew to $57.7 million for the second quarter of 2009, an increase of 376.9% from $12.1 million for the second quarter of 2008. The increase in our Flash ASP resulted from increased sales of higher ASP ZeusIOPS and Mach8IOPS products in the second quarter of 2009, compared to the same period in 2008. The decrease in our DRAM ASP resulted primarily from a decrease in selling prices for DRAM modules. Unit shipments decreased due primarily to declines in sales of our DRAM modules and CompactFlash products, partially offset by increased sales of our ultra-mobile SSDs. However, going forward, we expect sales of our ultra-mobile SSD products to decline as we continue to focus on growing our higher ASP Zeus IOPS and Mach8IOPS products.

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

Gross Profit. Our gross profit was $43.2 million in the second quarter of 2009, compared to $18.2 million in the same period in 2008. Gross profit as a percentage of revenues was 50.0% in the second quarter of 2009, compared to 32.3% in the second quarter of 2008. The increase in gross profit in absolute dollars was due primarily to increased revenues and ASP for Flash products. Gross profit as a percentage of revenue in the second quarter of 2009 increased primarily due to a shift in product mix toward higher gross profit margin Flash SSD-based products, partially offset by a decrease in gross profit margin for DRAM products.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.0 million in the second quarter of 2009, compared to $4.7 million in the second quarter of 2008. Sales and marketing expenses as a percentage of revenue were 5.8% in the second quarter of 2009, compared to 8.3% in the second quarter of 2008. The increase in sales and marketing expenses in absolute dollars was due to increased commissions related to higher revenues. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the termination of certain outside manufacturing representative firm commission agreements in the second half of 2008 and the first quarter of 2009. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $6.7 million in the second quarter of 2009, compared to $5.6 million in the second quarter of 2008. General and administrative expenses as a percentage of revenues were 7.8% in the second quarter of 2009, compared to 10.0% in the second quarter of 2008. The increase in general and administrative expenses in absolute dollars was due primarily to a $480,000 increase in payroll and payroll-related costs, a $320,000 loss on impairment of fixed assets in the second quarter of 2009 and a $290,000 increase in depreciation expense related to our new facility in Malaysia. Payroll and payroll-related costs increased due to an increase in employee headcount, higher stock-based compensation and bonuses. We recorded an asset impairment charge to adjust the carrying value of certain production equipment related to a discontinued product line. The estimated fair value of the assets was based on market prices, prices of similar assets, and other available information. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $5.4 million in the second quarter of 2009, compared to $4.8 million in the second quarter of 2008. Research and development expenses as a percentage of revenues were 6.3% in the second quarter of 2009 compared to 8.6% in second quarter of 2008. Research and development expenses increased due primarily to an increase in payroll and payroll-related costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs. The decrease in research and development expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses.

Special Charges. Special charges consist of approximately $449,000 in employee severance and termination benefits and approximately $1.5 million of asset impairment charges in the second quarter of 2009. There were no special charges in the first quarter of 2008. There were no special charges during the three and six months ended June 30, 2008.

In the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our manufacturing facility in Penang, Malaysia. This reduction, which mostly impacted our U.S.-based workforce, is expected to be completed by the end of 2009. The majority of the reduction occurred during the first six months of 2009 and affected 235 employees, including 191 in manufacturing, 20 in sales and marketing, 19 in research and development and 5 in administration. In connection with this reduction in workforce, we recorded a charge of approximately $449,000 for severance and related costs during the three months ended June 30, 2009. We expect to incur approximately $300,000 to $500,000 of additional restructuring costs, primarily consisting of workforce reduction and consolidation of facilities expenses, related to this restructuring plan, which is expected to be completed by the end of 2009. We expect substantially all of the expenses associated with the workforce reduction to result in cash expenditures. Actual amounts and the exact timing of the workforce reductions could differ from these estimates. Future cash payments related to the restructuring plan are not expected to significantly impact our liquidity.

We expect that this restructuring action will reduce annual operating expenses by approximately $14.8 million, including approximately $11.8 million in cost of sales, approximately $1.5 million in sales and marketing expenses, approximately $900,000 in general and administrative expenses and approximately $600,000 in research and development expenses. We began to realize cost savings in the second quarter of fiscal year 2009. We expect the cost savings from the restructuring plan to be partially offset by approximately $6.5 million in incremental cost increases at our foreign subsidiaries, primarily related to manufacturing headcount increases for our Malaysia facility as our operations in Malaysia continue to advance.

In connection with the transition of operations to Malaysia, we conducted an assessment for the impairment of certain property, plant and equipment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During this assessment, certain manufacturing-related property or equipment assets were deemed to be impaired. Carrying values of the assets were adjusted to reflect estimated fair value, which was based on market prices, prices of similar assets, and other available information. We recorded asset impairments totaling $1.5 million during the three months ended June 30, 2009.

Other Income. Other income was $614,000 in the second quarter of 2009 and $417,000 in the second quarter of 2008. Other income is comprised of government grant income received from the Malaysian government authority for qualified research and development expenses and interest earned on our cash, cash equivalents, and short-term investments. The increase in other income resulted primarily from $560,000 of government grant income received in the second quarter of 2009, which was partially offset by a decrease in interest income as a result of lower interest rates in the second quarter of 2009 compared to the second quarter of 2008.

Provision for Income Taxes. The provision for income taxes was $5.3 million and $2.2 million in the second quarters of 2009 and 2008, respectively. As a percentage of income before provision for income taxes, provision for income taxes decreased from 61.9% in the second quarter of 2008 to 21.4% in the second quarter of 2009. The decrease in the effective tax rate for the second quarter of 2009 from the same period in 2008 is due primarily to the transition of substantially all of our manufacturing operations and our foreign sales to international subsidiaries in lower tax rate jurisdictions. We operate under a tax holiday in Malaysia, which is effective through September 30, 2017. The impact of the Malaysia tax holiday decreased Malaysian taxes by $1.1 million and $0 in the three months ended June 30, 2009 and 2008, respectively. The benefit of the tax holiday on earnings per share was $0.02 and $0.00 for the three months ended June 30, 2009 and 2008, respectively.

Income from Continuing Operations. Income from continuing operations was $19.4 million and $1.3 million in the second quarters of 2009 and 2008, respectively. The $25.0 million increase in gross profit was offset by a $4.1 million increase in operating expenses and a $3.1 million increase in the provision for income taxes in the second quarter of 2009. The increase in operating expenses was due primarily to special charges incurred in the second quarter of 2009 related to our restructuring plan, expansion efforts in Asia and Europe, an increase in employee compensation costs, increased commissions related to higher sales, and increased investments in research and development for new Flash products.

Income (Loss) on Discontinued Operations. As a result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations in accordance with SFAS No. 144. Income on discontinued operations was $91,000 in the second quarter of 2008 related to a cash settlement on a lawsuit received from a former supplier of hard drive products to our former Consumer Division.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Net Revenues. Our revenues were $149.9 million in the first six months of 2009, compared to $106.9 million in the same period in 2008. Revenues increased 40.2% in the first six months of 2009 due primarily to a 116% increase in Flash memory sales and a 175% increase in ASP for Flash products, partially offset by a 61% decrease in sales of DRAM products and a 22% decline in our DRAM ASP. Within Flash memory sales, shipments of our ZeusIOPS SSDs into the enterprise-storage market grew to $83.3 million for the first six months of 2009, an increase of 336.1% from $19.1 million for the first six months of 2008. The increase in our Flash ASP resulted from increased sales of higher ASP ZeusIOPS and Mach8IOPS products in the first six months of 2009, compared to the same period in 2008. The decrease in our DRAM ASP resulted primarily from a decrease in selling prices for DRAM modules. Unit shipments decreased due primarily to declines in sales of our DRAM modules and CompactFlash products, partially offset by increased sales of our ultra-mobile SSDs. However, going forward, we expect sales of our ultra-mobile SSD products to decline as we continue to focus on growing our higher ASP ZeusIOPS and Mach8IOPS products.

Gross Profit. Our gross profit was $66.2 million in the first six months of 2009, compared to $34.8 million in the same period in 2008. Gross profit as a percentage of revenues was 44.2% in the first six months of 2009, compared to 32.6% in the first six months of 2008. Gross profit as a percentage of revenue in the first six months of 2009 increased due primarily to a shift in product mix toward higher gross profit margin Flash products, partially offset by an increase in production and labor overhead due primarily to a $1.2 million increase in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $9.8 million in the first six months of 2009, compared to $9.1 million in the first six months of 2008. Sales and marketing expenses as a percentage of revenue were 6.6% in the first six months of 2009, compared to 8.5% in the first six months of 2008. The increase in sales and marketing expenses in absolute dollars was due to increased commissions related to higher revenues. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the termination of certain outside manufacturing representative firm commission agreements in the second half of 2008 and the first quarter of 2009. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $14.1 million in the first six months of 2009, compared to $10.9 million in the first six months of 2008. General and administrative expenses as a percentage of revenues were 9.4% in the first six months of 2009, compared to 10.2% in the first six months of 2008. The increase in general and administrative expenses in absolute dollars was due primarily to a $1.2 million increase in legal expenses, a $890,000 increase in payroll and payroll-related costs, a $550,000 increase in depreciation expense related to our new facility in Malaysia, and a $470,000 loss on impairment of fixed assets in the second quarter of 2009. Legal expenses increased primarily as the result of an IP-litigation matter which began in the second quarter of 2008 and was settled in the first quarter of 2009. Payroll and payroll-related costs increased due to higher stock-based compensation and an increase in employee. We recorded an asset impairment charge to adjust the carrying value of certain production equipment related to a discontinued product line. The estimated fair value of the assets was based on market prices, prices of similar assets, and other available information.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $10.9 million in the first six months of 2009, compared to $9.2 million in the first six months of 2008. Research and development expenses as a percentage of revenues were 7.3% in the first six months of 2009 compared to 8.6% in first six months of 2008. Research and development expenses increased due primarily to an increase in payroll and payroll-related costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs. The decrease in research and development expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses.

Special Charges. Special charges consist of approximately $1.6 million in employee severance and termination benefits and approximately $1.5 million of asset impairment charges in the first six months of 2009. There were no special charges in the first six months of 2008.

In the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our manufacturing facility in Penang, Malaysia as described above. In connection with this reduction in workforce, we recorded a charge of approximately $1.6 million for severance and related costs during the first six months of 2009. We expect to incur approximately $300,000 to $500,000 of additional restructuring costs as described above.

In connection with the transition of operations to Malaysia, we conducted an assessment for the impairment of certain property, plant and equipment in accordance with the provisions of SFAS No. 144 as described above. We recorded asset impairments totaling $1.5 million during the six months ended June 30, 2009.

Other Income. Other income was $602,000 in the first six months of 2009 and $1.2 million in the first six months of 2008. Other income is comprised of government grant income received from the Malaysian government authority for qualified research and development expenses and interest earned on our cash, cash equivalents and short-term investments. This increase in other income resulted primarily from $560,000 of government grant income received in the first six months of 2009, which was partially offset by a decrease in interest income as a result of lower interest rates in the first six months of 2009 compared to the first six months of 2008.

Provision for Income Taxes. The provision for income taxes increased from $3.6 million in the first six months of 2008 to $6.3 million in the first six months of 2009. As a percentage of income before provision for income taxes, provision for income taxes decreased from 53.5% in the first six months of 2008 to 21.7% in the first six months of 2009. The decrease in the effective tax rate for the first six months of 2009 from the first six months in 2008 is due primarily to the transition of substantially all of our manufacturing operations and our foreign sales to international subsidiaries in lower tax rate jurisdictions. The Company operates under a tax holiday in Malaysia, which is effective through September 30, 2017. The impact of the Malaysia tax holiday decreased Malaysian taxes by $1.3 million and $0 in the six months ended June 30, 2009 and 2008, respectively. The benefit of the tax holiday on earnings per share was $0.03 and $0.00 for the six months ended June 30, 2009 and 2008, respectively

Income from Continuing Operations. Income from continuing operations increased from $3.2 million in the first six months of 2008 to $22.6 million in the first six months of 2009. The $31.4 million increase in gross profit was offset by a $8.8 million increase in operating expenses, a $2.6 million increase in the provision for income taxes and a $592,000 decrease in other income in the first six months of 2009. The increase in operating expenses was due primarily to special charges incurred in the first six months of 2009 related to our restructuring plan, expansion efforts in Asia and Europe, an increase in employee compensation costs, increased commissions related to higher sales, higher legal fees, and increased investments in research and development for new Flash products.

Income (Loss) on Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations in accordance with SFAS No. 144. Income (loss) on discontinued operations decreased from income of $91,000 in the first six months of 2008 to a loss of $215,000 in the first six months of 2009 due primarily to the write off of amounts owed to us under the original purchase as loss from discontinued operations in the first quarter of 2009, partially offset by a cash settlement on a lawsuit received in 2008 from a former supplier of hard drive products to the Company’s former Consumer Division.

Liquidity and Capital Resources

Working Capital, Cash and Short-term Investments

As of June 30, 2009, we had working capital of $163.7 million, including $88.5 million of cash and cash equivalents and $5.2 million of short-term investments, compared to working capital of $126.6 million, including $33.4 million of cash and cash equivalents as of December 31, 2008 and working capital of $132.5 million, including $62.8 million of cash and cash equivalents as of June 30, 2008. Current assets were 7.8 times current liabilities at June 30, 2009, compared to 6.4 times current liabilities at December 31, 2008, and 3.7 times current liabilities at June 30, 2008.

Cash Provided by Operating Activities in the Six Months Ended June 30, 2009

Net cash provided by operating activities was $54.4 million for the six months ended June 30, 2009 and resulted primarily from a $26.3 million decrease in inventory, net income of $22.3 million, non-cash depreciation and amortization of $6.0 million, a $4.2 million decrease in other assets, a $3.3 million increase in accrued and other liabilities, and non-cash special charges and impairment loss of $2.3 million, which were partially offset by a $7.0 million increase in accounts receivable, net of reserves and a $3.5 million decrease in accounts payable. Inventory decreased due to an increase in sales in the first six months of 2009, compared to the fourth quarter of 2008. In 2008, we had increased our inventory in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches. Other assets decreased due primarily to a $4.0 million refund of income taxes received in the second quarter of 2009. Accrued and other liabilities increased due to increases in legal and payroll and payroll- related costs during the six months ended June 30, 2009, compared to the same period in 2008. Accounts receivable, net of reserves, increased due primarily to an increase in sales in the second quarter of 2009, compared to the fourth quarter of 2008. Accounts payable decreased as a result of lower inventory purchases in the three months ended June 30, 2009 compared to the three months ended December 31, 2008.

Cash Used by Investing Activities for the Six Months Ended June 30, 2009

Net cash used in investing activities was $8.1 million for the six months ended June 30, 2009 resulting primarily from a $5.2 million increase in short-term investments and $3.0 million in purchases of property, plant and equipment primarily related to production equipment for manufacturing.

As of June 30, 2009, we have made capital expenditures of approximately $35 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $18 million over the next five years ending June 30, 2014. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash Provided by Financing Activities for the Six Months Ended June 30, 2009

Net cash provided by financing activities was $8.8 million for the six months ended June 30, 2009 and resulted from $5.4 million in proceeds realized from the exercise of stock options and a $3.5 million tax benefit from employee stock option exercises and vestings of restricted stock units.

From time to time our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. At June 30, 2009, $5.0 million was still authorized for the repurchase of shares under this plan. We did not make any share repurchases in the six months ended June 30, 2009.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guarantied by certain of our domestic subsidiaries. In addition, if we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. We were subject to a maximum leverage ratio of 2.0 to 1.0 for the quarter ended June 30, 2009, and a minimum liquidity ratio of 1.0 to 5.0 through June 30, 2009. The Credit Facility matures on July 30, 2010. As of June 30, 2009, there were no borrowings outstanding under our Credit Facility with Wachovia. As of June 30, 2009, we were in compliance with all required covenants. Our leverage and minimum liquidity ratios for the three months ended June 30, 2009 were 0.0 and 3.68, respectively. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

We believe that our existing assets, cash, cash equivalents and investments on hand, together with amounts available under our $35 million credit facility and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next 12 months; however, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the holdings of existing shareholders would be diluted. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. Concurrent on the filing date of this Current Report on Form 10-Q, we are filing a universal shelf registration statement with the SEC that became effective upon filing. The shelf registration statement permits us, from time to time, to sell, in one or more public offerings, shares of common stock, shares of preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, or any combination of such securities. The terms of any such future offerings by us would be established at the time of the offering.

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

Set forth in the table below is our estimate of our significant contractual obligations at June 30, 2009 (in thousands).

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,440	$801	$1,377	$1,283	$1,979
Non-cancelable capital equipment purchase commitments	2,504	2,504	—	—	—
Non-cancelable inventory purchase commitments	103,222	103,222	—	—	—
Other non-cancelable purchase commitments	2,530	2,530	—	—	—

Total	$113,696	$109,057	$1,377	$1,283	$1,979

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first six months ended June 30, 2009 and 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 did not impact our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2009, our cash and cash equivalents and short-term investments were $93.7 million invested in certificates of deposit, money market funds and other interest bearing accounts. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

Current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our portfolio to U.S. Treasury and other government securities and FDIC-insured time deposits, which may negatively impact our investment income, particularly in the form of declining yields.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents and short-term investments as of June 30, 2009 were as follows:

	Expected Maturity Date		Total	Fair Value 6/30/2009
	Before July 1, 2010	Thereafter
Cash and cash equivalents:
Money market funds	$88,503,000	$—	$88,503,000	$88,503,000
Short-term investments:
Certificates of deposit	5,200,000	—	5,200,000	5,200,000

Total cash and cash equivalents and short-term investments	$93,703,000	$—	$93,703,000	$93,703,000

Weighted average interest rate	0.16%		0.16%	0.16%

We are also exposed to interest rate risks due to the possibility of changing interest rates under our Credit Facility. Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The credit facility matures on July 30, 2010. As of June 30, 2009, there were no borrowings outstanding under our credit facility.

Foreign Currency Exchange Rate Risk

More than 95% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our integrated circuit (“IC”) components from local distributors of Japanese, Korean and Taiwanese suppliers. Fluctuations in the currencies of Japan, Korea or Taiwan could have an adverse impact on the cost of our raw materials. To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2009, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the U.S. District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that we infringe four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that we infringe an additional Seagate patent—U.S. Patent No. 5,261,058. The lawsuit sought injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. On February 18, 2009, we, Seagate, and William D. Watkins entered into a Settlement Agreement (the “Settlement Agreement”) to dismiss with prejudice their respective claims in the lawsuit. Pursuant to the Settlement Agreement, the parties jointly filed a stipulated order of dismissal with prejudice with the court on February 18, 2009. Under the terms of the Settlement Agreement, the parties also agreed to release each other from liability for all claims asserted by the other in the lawsuit, with each party bearing its own fees and costs incurred in connection with the lawsuit. As part of the dismissal, no money was exchanged and neither party licensed its technology to the other.

ITEM 1A.	RISK FACTORS

Our business, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks related to our business

Sales to a limited number of customers, particularly EMC Corporation, represent a significant portion of our revenues and the loss of any key customer could materially reduce our revenues.

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In 2008 and the six months ended June 30, 2009, sales to our ten largest customers accounted for an aggregate of 77.2% and 82.3%, respectively, of our total revenues. Of these amounts, EMC Corporation, which is currently our largest customer, accounted for 15.2% and 27.5%, respectively, of our total revenues. Sales to EMC as a percentage of our total revenues increased to 39% in the second quarter of 2009. In future periods, our revenues derived from EMC as a percentage of total revenues may increase and, in any event, we expect sales to EMC will represent a significant percentage of our total revenues for the foreseeable future.

The industries in which many of our customers compete have experienced, and may continue to experience, consolidation which may result in increased customer concentration and/or the loss of customers. In addition, the composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations.

The market for enterprise Flash-based SSD products is relatively new and evolving, which makes it difficult to forecast end user adoption rates, and customer demand, for our products.

You should consider our business and prospects in light of the risks and difficulties we encounter in the new and rapidly evolving market for enterprise Flash-based SSD products. It is difficult to predict with any precision end user adoption rates or customer demand for our products or the future growth rate and size of this market. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future prospects and forecast quarterly or annual performance.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and performance depend in part on worldwide economic conditions and their impact on levels of spending on information technology. As a result in the recent downturn in global economic activity, spending on information technology has deteriorated significantly in the United States and many other countries and regions, and may remain depressed for the foreseeable future. Uncertainty in the financial and credit markets have caused many of our customers to postpone or cancel purchases, and continued uncertainty may reduce future sales of our products and services. For example, during the fourth quarter of 2008 we experienced the cancellation of previously anticipated orders that negatively affected our revenues and operating results. These worldwide economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause our customers to further reduce or slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow. Finally, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

Disruption of operations at our manufacturing facilities in Penang, Malaysia would substantially harm our business.

Substantially all of our manufacturing operations are located in Penang, Malaysia. Due to this geographic concentration, a disruption of our manufacturing operations, whether as a result of sustained process abnormalities, human error, government intervention or natural disasters, including earthquakes, power failures, fires or floods, or otherwise, could cause us to cease or limit our manufacturing operations which would harm our business, financial condition and results of operations.

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

Our customers qualify specific controller, Flash and DRAM ICs that are components in our products as part of the product qualification process. If any of our suppliers experience quality control problems, our products that utilize that supplier’s ICs may be disqualified by one or more of our customers. This would disrupt our supply of ICs, reduce the number of suppliers available to us and adversely affect our ability to fulfill our customers’ product orders. Further, we may be required to qualify a new supplier’s ICs, which could negatively impact our revenues during the new qualification process. There can be no assurance that we would be able to find and successfully qualify new suppliers in a timely manner or obtain ICs from new suppliers on commercially reasonable terms.

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

In addition to Flash and DRAM ICs, a number of other components that we use in our products are available from only a single or limited number of suppliers. In the development of our own application specific ICs, or ASICs, we also depend on certain foundry subcontractors to manufacture these ASICs as well as on certain third-party subcontractors to assemble, obtain packaging materials for, and test these ASICs. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including:

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

With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. It is difficult to accurately predict what or how many products our customers will need in the future. Anticipating demand is challenging because our customers face volatile pricing and unpredictable demand for their products and are increasingly focused on cash preservation and tighter inventory management. We have experienced cancellations of orders and fluctuations in order levels from period-to-period, and we expect to continue to experience similar cancellations and fluctuations in the future, which could result in fluctuations in our revenues.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with this inventory. If we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. For example, in the first six months of 2009, we significantly increased our non-cancelable inventory purchase commitments as a result of the actual and anticipated growth in orders for our ZeusIOPS products. If demand does not meet our expectations, we could incur increased expenses associated with writing off excess or obsolete inventory. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $3.8 million during the fiscal year ended 2008 and $3.6 million during the six months ended June 30, 2009.

Declines in our average sales prices may result in declines in our revenues and gross profit.

Our industry is competitive and historically has been characterized by declines in average sales prices. Our average sales prices may decline due to several factors, including overcapacity in the worldwide supply of DRAM and Flash memory components as a result of worldwide economic conditions, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers. In the past, overcapacity has resulted in significant declines in component prices, which in turn has negatively impacted our average sales prices, revenues and gross profit. In addition, since a large percentage of our sales are to a small number of customers that are primarily distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. If not offset by increases in volume of sales or the sales of newly-developed products with higher margins, decreases in average sales prices would likely have a material adverse effect on our business and operating results.

The semiconductor industry is cyclical which could adversely affect our business.

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions.

These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices which have negatively impacted our average sales prices, revenues and earnings. Any future downturns could have a material adverse effect on our business and results of operations.

In addition, from time to time, our industry experiences shortages in integrated circuit, or IC, devices and foundry services which have resulted in customers for such products and services, including ourselves, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors who are not similarly affected.

We may not be able to maintain or improve our competitive position because of the intense competition in the memory and storage industry.

We conduct business in an industry characterized by intense competition. We primarily compete with Intel, Samsung, SanDisk, Seagate, Toshiba and Western Digital in connection with the sale of storage products, and Micron, Samsung and SMART Modular in connection with the sale of DRAM products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be in a better position to influence or respond to new or emerging technologies or standards and to changes in customer requirements than us. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

In addition, some of our significant suppliers, including Micron and Samsung, are also our competitors, and have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, or otherwise render our technology or products obsolete or uncompetitive, any of which could cause a decline in sales or loss of market acceptance of our products.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner.

The enterprise-storage, enterprise-server, networking, video-on-demand and military and industrial applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

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

We may also seek to develop products with new standards for our industry; however, it will take time for these new standards and products to be adopted, for customers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by customers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful.

The manufacturing of our products is complex and subject to yield problems, which could decrease available supply and increase costs.

The manufacture of our Flash controllers, Flash memory products and stacked DRAM products is a complex process, and it is often difficult for companies such as ours to achieve acceptable product yields. Reduced yields could decrease available supply and increase costs. Flash controller yields depend on both our product design and the manufacturing process technology unique to our semiconductor foundry partners. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product defect exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

The execution of our growth strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer, Secretary and a Director, and Raymond Cook, our Chief Financial Officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our manufacturing facility in Penang, Malaysia. This initiative may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

Our efforts to expand our business internationally may not be successful and may expose us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations to third party contract manufacturers, establishing joint ventures with foreign partners, and the establishment of manufacturing operations in foreign countries.

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

Establishing operations in a foreign country or region presents numerous risks, including:

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	foreign laws and regulations, which may vary country by country, and may impact how we conduct our business;

•	higher costs of doing business in certain foreign countries, including different employment laws;

•	difficulty protecting our intellectual property rights from misappropriation or infringement;

•	political or economic instability;

•	changes in import/export duties;

•	necessity of obtaining government approvals;

•	trade restrictions;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting of accounts receivables on a timely basis or at all;

•	taxes;

•	longer payment cycles and foreign currency fluctuations; and

•	seasonal reductions in business activity in some parts of the world, such as Europe.

In addition, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. Moreover, as a result of our international operations, we are subject to tax in multiple jurisdictions. If any taxing authority (in the United States or otherwise) were to successfully challenge our interpretation of the applicable tax laws or our determination of the income and expenses attributable to operations in a specific jurisdiction, we could be required to pay additional taxes, interest and penalties. Furthermore, any actions by countries in which we conduct business to reverse policies that encourage foreign trade or investment could adversely affect our business. If we fail to realize the anticipated revenue growth of our future international operations, our business and operating results could suffer.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 26% and 42% of our revenues for 2008 and the six months ended June 30, 2009, respectively. During the six months ended June 30, 2009, 14% and 14% of our revenues were derived from billings to customers in Singapore and Taiwan, respectively. For 2008 and the six months ended June 30, 2009, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

In addition, we purchase a majority of the Flash and DRAM components used in our products from local distributors of foreign suppliers. Although our purchases of Flash and DRAM components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of Flash and DRAM components.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop, license or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation or other claims of intellectual property infringement. A license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products and services of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages that may result in a material adverse effect on our business and results of operations.

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

Our intellectual property is critical to our success. As of July 24, 2009, we had 18 patents issued and in force and 57 patent pending applications. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

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

In addition, despite our efforts to protect our intellectual property rights and confidential information, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. In addition, if any of our patents are challenged and found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products related to such patents would cease. From time to time, we receive letters from third parties suggesting that some or all of our products may be covered by third party patents. In each instance, our management determines whether the letters have sufficient justification and specificity to require or permit a response. When they believe it appropriate to do so, our management seeks advice of counsel in these matters.

We further have on at least one occasion applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks.

Incurring indebtedness could adversely affect our cash flow and prevent us from fulfilling our financial obligations.

On July 30, 2008, we entered into a credit agreement for a $35 million revolving credit facility. As of the date of the issuance of these financial statements, we do not have outstanding any indebtedness under this credit facility; however, we may incur debt which could have important consequences, such as:

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

Additionally, if we were to default under our credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the credit agreement; however, acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Additionally, to the extent we have made intercompany loans to our subsidiaries that have required us to pledge such loans to the lenders under the credit agreement, our subsidiaries would be required to pay the amount of the intercompany loans to the lenders in the event we are in default under the credit agreement. Any actions taken by the lenders against us in the event we are in default under the credit agreement could harm our financial condition. Finally, the credit facility contains certain restrictive covenants, including provisions restricting our ability to incur additional indebtedness, guarantee certain obligations, create or assume liens and pay dividends.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our management team may be diverted from our core business if we undertake any future acquisitions. Any potential future acquisition involves numerous risks, including, among others:

•	problems or delays in successfully closing the acquisition;

•	problems and delays assimilating and integrating the purchased operations, personnel, technologies, products and information systems;

•	unanticipated costs and expenditures associated with the acquisition, including any need to infuse significant capital into the acquired operations;

•	adverse effects on existing business relationships with suppliers, customers and strategic partners;

•	risks associated with entering markets and foreign countries in which we have no or limited prior experience;

•	contractual, intellectual property or employment issues;

•	potential loss of key employees of purchased organizations; and

•	potential litigation arising from the acquired company’s operations before the acquisition.

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of an acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition.

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

Our business is subject to regulation by various U.S. federal, state, local and foreign governmental agencies. Such regulation includes employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, import/export controls and tax. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. These enforcement actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

We also may be required to meet and adjust to evolving environmental requirements relating to the materials composition of our products. As environmental requirements change, for some products, substituting particular components with conforming components to meet new environmental standards may prove to be difficult or costly, and additional redesign efforts could result in production delays. Our operations may be affected by significant changes to existing or new environmental laws and regulations. Although we cannot predict the ultimate impact of any such new laws and regulations, they may result in additional costs or decreased revenue, which could have a material adverse effect on our business.

In addition from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain of these instances, the former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

Changes in the applicable tax laws could materially affect our future results.

Because we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in the applicable tax laws of such jurisdictions or the interpretation of such tax laws. For example, on May 5, 2009, President Obama and the U.S. Treasury Department proposed changing certain tax rules for U.S. corporations doing business outside the United States. The proposed changes would restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax, limit the ability of U.S. corporations to deduct expenses attributable to un-repatriated foreign earnings and modify the foreign tax credit rules. These changes have been proposed to be effective beginning January 1, 2011. We cannot determine whether these proposals will be enacted into law or what changes, if any, may be made to such proposals prior to their being enacted into law. Depending on their content, such proposals (if enacted) or other changes in the applicable tax laws could increase our effective tax rate and adversely affect our after-tax profitability.

Risks related to our common stock

Two of our beneficial shareholders are our largest shareholders and are executives and directors of our company and their interests may diverge from other shareholders.

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception and prior to our initial public offering in 2000. As of July 28, 2009, Manouch Moshayedi and Mark Moshayedi beneficially owned approximately 35.4% of our outstanding common stock (assuming the inclusion of shares of common stock subject to options that are exercisable within 60 days). As shareholders, Manouch Moshayedi and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

Certain provisions in our charter documents and stock option plan could prevent or delay a change in control and, as a result, negatively impact our shareholders.

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

In addition, provisions of our 2000 Stock Incentive Plan allow for the automatic vesting of all outstanding equity awards granted under the 2000 Stock Incentive Plan upon a change in control under certain circumstances. Such provisions may also have the effect of discouraging a third party from acquiring us, even if doing so would be beneficial to our shareholders.

Our stock price is likely to be volatile, which could cause the value of your investment to decline.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past due to the uncertain current global economic environment. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section and the following:

•	impact of changing and recently volatile U.S. and global economic conditions;

•	our suppliers’ production levels for the components used in our products;

•	our ability to procure required components;

•	market acceptance of new and enhanced versions of our products;

•	expansion of our international business, including the opening by us of offices and facilities in foreign countries;

•	the timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	fluctuations in the cost of components and changes in the average sales prices of our products;

•	fluctuating market demand for our products;

•	changes in our customer or product revenue mix;

•	the loss of one or more of our customers;

•	our ability to successfully integrate any acquired businesses or assets;

•	expenses associated with the start up of new operations or divisions;

•	order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	manufacturing inefficiencies associated with the start-up of new manufacturing operations, new products and volume production;

•	expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	our ability to adequately support potential future rapid growth;

•	our ability to absorb manufacturing overhead if revenues decline;

•	the effects of litigation; and

•	increases in our sales and marketing and research and development expenses in connection with decisions to pursue new product initiatives.

Due to such factors, quarterly revenues and results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock would likely decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The number of shares of our common stock repurchased and the average price paid per share for the three months ended June 30, 2009 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
As of March 31, 2009	1,335,541	$3.74	$4,999,967	$5,000,033
April 1 through April 30, 2009	—	$—	—	$—
May 1 through May 30, 2009	—	$—	—	$—
June 1 through June 30, 2009	—	$—	—	$—

Total	1,335,541	$3.74	$4,999,967	$5,000,033

(1)	In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. Repurchases under our share repurchase program was and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were purchased pursuant to our existing share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Shareholders on May 27, 2009 in Irvine, California. At the Annual Meeting, the following matters were considered and voted upon:

Proposal No. 1: The election of seven directors to serve on our board of directors until the 2010 Annual Meeting of Shareholders or until their successors are duly elected and qualified.

At the Annual Meeting, our shareholders elected all of the director nominees as directors. The vote for each director nominee was as follows:

Name	For	Withheld
Manouch Moshayedi	36,747,218	8,089,526
Mark Moshayedi	36,211,042	8,625,702
Dan Moses	30,426,003	14,410,741
Rajat Bahri	38,101,145	6,735,599
F. Michael Ball	38,098,157	6,738,587
Christopher W. Colpitts	30,499,211	14,337,533
Matthew L. Witte	37,953,183	6,883,561

Proposal No. 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

For	Against	Abstained	Broker Non-Votes
44,364,250	446,121	26,372	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC.,
a California corporation

Date: August 3, 2009	/s/ RAYMOND COOK
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