Form 10-Q
period 2009-09-30
STEC, INC.
filed 2009-11-03
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 16, 2009 was 50,264,383.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	unaudited
ASSETS:
Current Assets:
Cash and cash equivalents	$122,925	$33,379
Short-term investments	10,000	—
Accounts receivable, net of allowances of $2,634 at September 30, 2009 and $1,196 at December 31, 2008	51,856	43,516
Inventory	35,555	63,985
Deferred income taxes	1,946	1,302
Other current assets	8,206	7,872

Total current assets	230,488	150,054

Leasehold interest in land	2,551	2,587
Property, plant and equipment	39,056	44,406
Intangible assets	349	573
Goodwill	1,682	1,682
Other long-term assets	4,288	2,720
Deferred income taxes	5,669	4,407

Total assets	$284,083	$206,429

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$17,068	$13,097
Accrued and other liabilities	13,529	10,339

Total current liabilities	30,597	23,436

Long-term income taxes payable	2,484	1,430
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,256,883 shares issued and outstanding as of September 30, 2009 and 48,429,348 shares issued and outstanding as of December 31, 2008	50	48
Additional paid-in capital	152,287	129,670
Retained earnings	98,665	51,845

Total shareholders’ equity	251,002	181,563

Total liabilities and shareholders’ equity	$284,083	$206,429

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$98,293	$63,651	$248,179	$170,530
Cost of revenues	49,478	43,233	133,158	115,288

Gross profit	48,815	20,418	115,021	55,242

Sales and marketing	5,162	5,130	14,965	14,242
General and administrative	6,306	7,037	20,386	17,978
Research and development	6,569	5,736	17,512	14,891
Special charges (Note 7)	360	—	3,533	—

Total operating expenses	18,397	17,903	56,396	47,111
Operating income	30,418	2,515	58,625	8,131
Other income	14	119	616	1,314

Income from continuing operations before provision for income taxes	30,432	2,634	59,241	9,445
Provision for income taxes	5,954	1,477	12,206	5,120

Income from continuing operations	24,478	1,157	47,035	4,325
Discontinued operations (Note 8):
Income (loss) from discontinued operations	—	80	(356)	229
(Provision) benefit for income taxes	—	(33)	141	(91)

Income (loss) from discontinued operations	—	47	(215)	138

Net income	$24,478	$1,204	$46,820	$4,463

Net income per share:
Basic:
Continuing operations	$0.49	$0.02	$0.96	$0.09
Discontinued operations	—	—	(0.01)	—

Total	$0.49	$0.02	$0.95	$0.09

Diluted:
Continuing operations	$0.47	$0.02	$0.93	$0.09
Discontinued operations	—	—	(0.01)	—

Total	$0.47	$0.02	$0.92	$0.09

Shares used in net income per share computation:
Basic	49,851	50,112	49,056	49,905

Diluted	52,239	51,449	50,672	51,333

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net income	$46,820	$4,463
Loss (income) from discontinued operations	215	(138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,926	6,489
Loss (gain) on sale of property, plant and equipment	71	(248)
Non-cash special charges and impairment loss	2,213	138
Accounts receivable provision	1,718	311
Deferred income taxes	(1,906)	(1,466)
Stock-based compensation expense	3,219	1,631
Excess tax benefits from share-based payment arrangements	(9,935)	(2,932)
Change in operating assets and liabilities:
Accounts receivable	(10,058)	(15,790)
Inventory	28,430	(48,692)
Leasehold interest in land	36	67
Other assets	7,625	(846)
Accounts payable	3,187	5,432
Accrued and other liabilities	4,147	6,583
Net cash flows used in discontinued operations	—	(138)

Net cash provided by (used in) operating activities	84,708	(45,136)

Cash flows from investing activities:
Purchases of short-term investments	(15,200)	(47,770)
Sales of short-term investments	5,200	47,770
Purchase of property, plant and equipment	(4,832)	(15,996)
Proceeds from sale of property, plant and equipment	270	311

Net cash used in investing activities	(14,562)	(15,685)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,465	5,925
Excess tax benefits from share-based payment arrangements	9,935	2,932
Stock buyback	—	(13,003)

Net cash provided by (used in) financing activities	19,400	(4,146)

Net increase (decrease) in cash and cash equivalents	89,546	(64,967)
Cash and cash equivalents at beginning of period	33,379	94,326

Cash and cash equivalents at end of period	$122,925	$29,359

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$499	$495

Additions to other assets acquired under accounts payable	$102	$—

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim condensed consolidated financial statements of STEC, Inc., a California corporation (the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company at September 30, 2009, the consolidated results of operations for each of the three and nine months ended September 30, 2009 and 2008, and the consolidated results of cash flows for each of the nine months ended September 30, 2009 and 2008 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2008 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform to the 2009 presentation.

The condensed consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debt and inventory reserves and asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. Actual results could differ from those estimates.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Recognition of the Codification in financial statements is effective for interim and annual periods ending after September 15, 2009. The impact in the Company’s financial statements was only to references for accounting guidance.

The Company evaluated subsequent events through November 3, 2009, which is the date these financial statements were issued.

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	*	*	38%	37%	*	*	38%	41%
Customer B	*	*	16%	12%	*	*	16%	*
Customer C	61%	54%	*	11%	61%	38%	*	14%

*	Less than 10%

For the three months ended September 30, 2009 and 2008, international sales, which are derived from billings to foreign customers, comprised 51% and 29%, respectively, of the Company’s revenues. During the three months ended September 30, 2009, 25% of the Company’s revenues were derived from billings to customers in the Czech Republic. During the nine months ended September 30, 2009 and 2008, international sales comprised 49% and 22%, respectively, of the Company’s revenues. During the nine months ended September 30, 2009, 10%, 10% and 11% of the Company’s revenues were derived from billings to customers in the Czech Republic, Singapore and Taiwan, respectively. In 2009, the majority of the Company’s international sales are export sales which are shipped primarily from the Company’s facility in Malaysia.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 — Financial Instruments

Financial instruments consist principally of cash equivalents and short-term investments, accounts receivable and accounts payable. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. The Company defines short-term investments as income-yielding securities that can be readily converted into cash. As of September 30, 2009, cash equivalents and short-term investments consisted of FDIC-insured certificates of deposits and U.S. treasury bills.

Note 4 — Income Taxes

The provision for income taxes was $12.2 million and $5.1 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The Company’s effective tax rates were 20.6% and 54.2% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2009 resulted primarily from earnings in jurisdictions outside of the United States which were taxed at rates lower than U.S. federal statutory rates. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2008 resulted primarily from foreign losses in tax-free jurisdictions that were not tax-benefited. The foreign losses that were not tax benefited was due to the short-term impact of the global restructuring that the Company was in the process of implementing during the nine months ended September 30, 2008. The decrease in the effective tax rate for the nine months ended September 30, 2009 from the same period in 2008 is due to the transition of certain of the Company’s operations to its facility in Penang, Malaysia where the Company has been granted a tax holiday subject to meeting certain conditions.

This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased the provision for income taxes by $649,000 and $332,000 in the three months ended September 30, 2009 and 2008, respectively, and $2.2 million and $678,000 in the nine months ended September 30, 2009 and 2008, respectively. The benefit of the tax holiday on earnings per share was $0.01 and $0.01 for the three months ended September 30, 2009 and 2008, respectively, and $0.04 and $0.01 for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company’s gross unrecognized tax benefits increased by $1.0 million. There was no change in the Company’s gross unrecognized tax benefits during the nine months ended September 30, 2008. In the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $760,000 as a result of the expiration of the statute of limitations for previously filed tax returns.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect potentially dilutive securities. Options to purchase 4,017,124 and 4,695,416 shares of common stock were outstanding at September 30, 2009 and 2008, respectively. In addition, 381,132 and 296,000 restricted stock units payable in shares of common stock were outstanding at September 30, 2009 and 2008, respectively. For each of the three months ended September 30, 2009 and 2008, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to weighted average number of shares outstanding of 2,388,106 and 1,337,631, respectively. For each of the nine months ended September 30, 2009 and 2008, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to weighted average number of shares outstanding of 1,615,767 and 1,427,717, respectively. Common stock equivalents of 320,754 and 1,596,500 shares for the three months ended September 30, 2009 and 2008, respectively, and 1,610,246 and 1,338,717 shares for the nine months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$21,285	$41,554
Work-in-progress	1,640	706
Finished goods	12,630	21,725

Total	$35,555	$63,985

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued expenses - payroll costs	$9,669	$5,703
Accrued expenses - marketing programs	2,466	929
Accrued expenses - other	1,394	3,707

Total	$13,529	$10,339

Note 7 — Special Charges

Special charges consist of the following (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Employee severance and termination benefits	$112	$1,738
Asset impairments	248	1,795

Total special charges	$360	$3,533

There were no special charges during the three or nine months ended September 30, 2008.

During the three months ended March 31, 2009, the Company commenced a reduction of its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. This reduction, which mostly impacted its U.S.-based workforce, is expected to be completed by the end of 2009. The majority of the reduction occurred during the first nine months of 2009 and affected 245 employees, including 200 in manufacturing, 20 in sales and marketing, 20 in research and development, and 5 in administration. In connection with this reduction in workforce, the Company recorded a charge of approximately $112,000 and $1.7 million for severance and related costs during the three and nine months ended September 30, 2009, respectively. The Company expects to incur approximately $50,000 to $150,000 of additional restructuring costs, consisting primarily of workforce reduction and consolidation of facilities expenses related to this restructuring plan, which is expected to be completed by the end of 2009. The Company expects substantially all of the expenses associated with the workforce reduction to result in cash expenditures. Actual amounts and the exact timing of the workforce reductions could differ from these estimates.

In connection with the transition of operations to Malaysia, the Company conducted an assessment for the impairment of certain property, plant and equipment. As the Company finalized its plans for the transition of operations to Malaysia in the second quarter of 2009, the Company determined that certain manufacturing-related property or equipment assets were impaired. Carrying value of the assets was adjusted to reflect estimated fair value, which was based on market prices, prices of similar assets, and other available information. The Company recorded asset impairments totaling $248,000 and $1.8 million during the three and nine months ended September 30, 2009, respectively.

The Company recognizes a liability for restructuring costs at fair value only when the liability is incurred. The two main components of the Company’s restructuring plan have been related to workforce reductions and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is after individuals have been notified of their termination dates and expected severance benefits.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Activity and liability balances related to the 2009 restructuring plan through September 30, 2009 are as follows (in thousands):

Workforce Reductions
Restructuring balance, December 31, 2008	$—
Charged to costs and expenses	1,738
Cash payments	(1,641)

Restructuring balance, September 30, 2009	$97

The remaining accrued restructuring balance is included in Accrued and Other Liabilities in the Condensed Consolidated Balance Sheet and consists of obligations related to employee severance benefits. These obligations were paid in October 2009.

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

Operating results of the Consumer Division which are accounted as discontinued operations for the three and nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$—	$—	$—	$—

Income (loss) from discontinued operations	$—	$80	$(356)	$229
(Provision) benefit for income taxes	—	(33)	141	(91)

Income (loss) from discontinued operations, net of taxes	$—	$47	$(215)	$138

Note 9 — Commitments and Contingencies

The Company is currently not a party to any material legal proceedings; however, the Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to additional legal proceedings arising in the ordinary course of business.

As is common in the industry in which the Company competes, the Company is bound by a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company’s insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 — Credit Facility

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70%–1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00%–1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guarantied by certain domestic subsidiaries of the Company. In addition, if the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. The Company was subject to a maximum leverage ratio of 2.0 to 1.0 for the nine months ended September 30, 2009 and a minimum liquidity ratio of 1.0 to 5.0 through September 30, 2009. The Credit Facility matures on July 30, 2010.

As of September 30, 2009, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with all covenants under the Credit Facility. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

Note 11 — Cash and Cash Equivalents and Short-term Investments

At September 30, 2009, cash and cash equivalents and short-term investments were invested in certificates of deposit, U.S. treasury bills, money market funds and other interest bearing accounts. The Company determined the fair value of its cash equivalents and short-term investments based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Cash and cash equivalents:
Money market funds	$92,929	$33,379
Certificates of deposit	15,000	—
U.S. treasury bills	14,996	—

	122,925	33,379

Short-term investments:
Certificates of deposit	10,000	—

Total cash and cash equivalents and short-term investments	$132,925	$33,379

Note 12 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$791	$279	$1,070	$637	$433
Customer relationships (five years)	792	722	70	792	652	140

Total intangible assets	$1,862	$1,513	$349	$1,862	$1,289	$573

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

Goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with the authoritative guidance for intangible assets. The Company recorded amortization expense of $70,000 and $95,000 for the three months ended September 30, 2009 and 2008, respectively, and $224,000 and $285,000 for the nine months ended September 30, 2009 and 2008, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the year ending December 31, 2009 and the years ending December 31, 2010, and 2011 is $57,000, $180,000, and $112,000, respectively. Amortization will be completed as of the end of 2011.

STEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13 — Shareholders’ Equity

Stock Incentive Plan

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

At September 30, 2009, the Plan provided for the issuance of up to 23,128,277 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares.

During the nine months ended September 30, 2009, options for the purchase of 1,282,000 shares at a weighted-average option price of $21.00 per share, with annual vesting of 20% or 25%, were awarded. The contractual lives of 2009 awards are consistent with those of prior years. The per share fair values of the options granted in the nine months ended September 30, 2009 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	2.6%
Volatility	64%
Dividend rate	0.0%

At September 30, 2009, there were 6,300,350 shares of common stock available for grant under the Plan.

From time to time the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2008, the board of directors authorized a share repurchase program effective November 19, 2008, enabling the Company to repurchase up to $10 million of its common stock over an 18-month period expiring on May 18, 2010. At September 30, 2009, $5.0 million was still authorized for the repurchase of shares under this plan. The Company did not make any share repurchases in the three months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company received $9.5 million in cash proceeds for the exercise of 1,780,288 options with a $9.9 million tax benefit for disqualifying dispositions of incentive stock options and vesting of restricted stock units.

On August 3, 2009, the Company filed a registration statement (including a base prospectus) and filed a prospectus supplement on August 7, 2009 with the Securities and Exchange Commission in connection with the offering by certain stockholders of the Company of an aggregate of 9,000,000 shares of the Company’s common stock. The offering closed on August 11, 2009, and 9,000,000 shares were sold to the public at a price per share of $31.00 including a $1.24 per share discount to the underwriters. The Company did not receive any proceeds from the sale of shares sold in the offering.

Note 14 — New Accounting Pronouncements

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

Overview

STEC, Inc. is a leading global provider of enterprise-class Flash solid-state drives (“SSDs”) that are designed to increase the performance of storage systems and servers enterprises use to retain and access their critical data. Our products are designed specifically for storage systems and servers that run applications requiring a high level of input/output operations per second, or IOPS, performance, capacity, reliability and a low amount of latency, with the added benefits of lower power consumption and a smaller footprint.

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with third-party Flash memory to form high-performance SSDs which provide a level of IOPS performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to the leading global storage and server original equipment manufacturers (“OEMs”) which integrate them into storage systems and servers used by enterprises in a variety of industries including financial services, government, transportation, defense and aerospace, and transaction processing. We also manufacture small form factor Flash SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia.

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

Over the past several years we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash controller design capabilities. Flash product revenue increased 102% from $40.5 million in the third quarter of 2008 to $81.7 million in the third quarter of 2009. We expect our continued investments in Flash custom design capabilities and controller development to result in sustained revenue growth from our Flash product line in the remaining fiscal year 2009.

A major area of our Flash-based product investment has been focused on SSD technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments; a) enterprise-storage applications, b) enterprise-server applications, c) military and industrial applications, and d) video-on-demand (“VoD”) applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing solutions. In addition, we believe the SSD market will continue to expand over the next several years as overall unit volume growth is expected. In the long term, we expect Flash component pricing to decline, which will serve to improve the comparative economics of Flash-based SSDs versus HDDs in both new and existing storage applications. On July 16, 2009 we announced a firm and non-cancellable supply agreement with one of our largest enterprise storage customers for sales of $120 million of ZeusIOPS SSDs in the second half of 2009. Our shipments related to this agreement were approximately $54 million during the third quarter of 2009. In addition, we have received recent indications from this customer that they may have inventory of our ZeusIOPS SSDs at the end of 2009 which might carry over into 2010. As a result, our sales to this customer may be negatively affected in early 2010; however, the actual impact cannot be quantified at this time.

Although the enterprise Flash-based SSD market is new, rapidly evolving and difficult to predict, we are encouraged by the increasing variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, including performance increases and cost reductions, we believe that adoption will continue to expand. Accordingly, we are planning to implement certain marketing programs and sales initiatives with several of our customers, including our largest enterprise-storage customer, in order to speed the mass adoption of our SSD products.

In 2008 we entered the mobile computer market with our ultra-mobile SSDs. While we have qualified and sold this product into a leading personal computer (“PC”) OEM in this market segment, we believe that our technology and SSD product offerings will be primarily focused on the other market segments for SSD technology—enterprise-storage and enterprise-server—and we expect our revenues in this segment to decline significantly.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. DRAM product revenue decreased 50% from $21.8 million in the third quarter of 2008 to $10.8 million in the third quarter of 2009. We expect sales of DRAM modules to decline as a percentage of our total revenues over time as we continue to focus on growing our Flash-based product lines.

A limited number of customers account for a significant percentage of our revenue and our level of customer concentration has increased. Our ten largest customers accounted for an aggregate of 83.9% of our revenues in the first nine months of 2009, compared to 78.4% of our total revenues in the first nine months of 2008, and 86.1% of our revenues in the third quarter of 2009, compared to 82.2% of our total revenues in the third quarter of 2008. We had one customer account for more than 10% of our revenues, at 37.9%, for the nine months ended September 30, 2009, compared to two customers, which accounted for more than 10% of our revenues, at 40.9% and 13.7%, for the same period in 2008. We had one customer account for more than 10% of our revenues, at 53.7% in the third quarter of 2009, compared to three customers, which accounted for more than 10% of our revenues, at 36.5%, 12.3%, and 10.7%, for the same period in 2008.

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

International sales, which are derived from billings to foreign customers, accounted for 49.4% of our revenues in the first nine months of 2009, compared to 21.8% of our revenues in the first nine months of 2008 and 50.9% in the third quarter of 2009, compared to 29.3% of our revenues in the third quarter of 2008. During the nine months ended September 30, 2009, 9.8%, 10.0% and 10.7% of our revenues were derived from billings to customers in the Czech Republic, Singapore and Taiwan, respectively. During the third quarter of 2009, 25.0% of our revenues were derived from billings to customers in the Czech Republic. The increase in international sales as a percentage of our revenues in the third quarter of 2009, compared to the same period in 2008, and the first nine months of 2009, compared to the same period in 2008, is due to the increase in sales of our ZeusIOPS products to new customers in 2009. No foreign geographic area or single foreign country accounted for more than 10% of revenues during the nine months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, more than 95% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries.

See “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.3	67.9	53.7	67.6

Gross profit	49.7	32.1	46.3	32.4
Operating expenses:
Sales and marketing	5.3	8.1	6.0	8.4
General and administrative	6.4	11.1	8.2	10.6
Research and development	6.6	9.0	7.1	8.7
Special charges	0.4	0.0	1.4	0.0

Total operating expenses	18.7	28.2	22.7	27.7
Operating income	31.0	3.9	23.6	4.7
Other income	0.0	0.2	0.3	0.8

Income from continuing operations before provision for income taxes	31.0	4.1	23.9	5.5

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Net Revenues. Our revenues were $98.3 million in the third quarter of 2009, compared to $63.7 million in the same period in 2008. Revenues increased 54% in the third quarter of 2009 due primarily to a 211% increase in average sales price (“ASP”) of our products from $36 in the third quarter of 2008 to $112 in the third quarter of 2009, partially offset by a 53% decrease in unit shipments. The increase in revenues and ASP was due primarily to a 102% increase in Flash memory sales and a 324% increase in ASP for Flash products, partially offset by a 50% decrease in sales of DRAM products. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market grew to $60.7 million for the third quarter of 2009, an increase of 343% from $13.7 million for the third quarter of 2008. The increase in our Flash ASP resulted from increased sales of higher ASP Zeus IOPS and MACH8 IOPS products in the third quarter of 2009, compared to the same period in 2008. Unit shipments decreased due primarily to declines in sales of our DRAM modules, ultra-mobile SSDs and CompactFlash products. We expect sales of our ultra-mobile SSD products to decline as we continue to focus on growing our higher ASP Zeus IOPS and MACH8 IOPS products.

Sales of our products are made through individual purchase orders and, in certain cases, we have master agreements in place governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. Our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received and fulfilled in the same quarter. Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives.

Gross Profit. Our gross profit was $48.8 million in the third quarter of 2009, compared to $20.4 million in the same period in 2008. Gross profit as a percentage of revenues was 49.7% in the third quarter of 2009, compared to 32.1% in the third quarter of 2008. The increase in gross profit in absolute dollars was due primarily to increased revenues and ASP for Flash products. Gross profit as a percentage of revenue in the third quarter of 2009 increased due primarily to a shift in product mix toward higher gross profit margin Flash SSD-based products.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $5.2 million in the third quarter of 2009, compared to $5.1 million in the third quarter of 2008. Sales and marketing expenses as a percentage of revenue were 5.3% in the third quarter of 2009, compared to 8.1% in the third quarter of 2008. The increase in sales and marketing expenses in absolute dollars was due to increased commissions related to higher revenues. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the termination of certain outside manufacturing representative firm commission agreements in the second half of 2008 and the first quarter of 2009. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $6.3 million in the third quarter of 2009, compared to $7.0 million in the third quarter of 2008. General and administrative expenses as a percentage of revenues were 6.4% and 11.1% in the third quarters of 2009 and 2008, respectively. The decrease in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to a $750,000 decrease in legal costs and a $200,000 decrease in supplies expense, partially offset by a $350,000 increase in stock-based compensation. Legal expenses have decreased as the result of an IP-litigation matter which was settled in the first quarter of 2009.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $6.6 million in the third quarter of 2009, compared to $5.7 million in the third quarter of 2008. Research and development expenses as a percentage of revenues were 6.6% in the third quarter of 2009 compared to 9.0% in the third quarter of 2008. Research and development expenses increased due primarily to an increase in payroll and payroll-related costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs.

Special Charges. Special charges consist of approximately $112,000 in employee severance and termination benefits and approximately $248,000 of asset impairment charges in the third quarter of 2009. There were no special charges during the three months ended September 30, 2008.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia. This reduction, which mostly impacted our U.S.-based workforce, is expected to be completed by the end of 2009. The majority of the reduction occurred during the first nine months of 2009 and affected 245 employees, including 200 in manufacturing, 20 in sales and marketing, 20 in research and development and 5 in administration. In connection with this reduction in workforce, we recorded a charge of approximately $112,000 for severance and related costs during the three months ended September 30, 2009. We expect to incur approximately $50,000 to $150,000 of additional restructuring costs, consisting primarily of workforce reduction and consolidation of facilities expenses, related to this restructuring plan, which is expected to be completed by the end of 2009. We expect substantially all of the expenses associated with the workforce reduction to result in cash expenditures. Actual amounts and the exact timing of the workforce reductions could differ from these estimates. Future cash payments related to the restructuring plan are not expected to significantly impact our liquidity.

We expect that this restructuring action will reduce annual operating expenses by approximately $14.4 million, including approximately $11.4 million in cost of sales, approximately $1.5 million in sales and marketing expenses, approximately $850,000 in general and administrative expenses and approximately $600,000 in research and development expenses. We began to realize cost savings in the second quarter of fiscal year 2009. We expect the cost savings from the restructuring plan to be partially offset by approximately $7.1 million in incremental cost increases at our foreign subsidiaries, related primarily to manufacturing headcount increases for our Malaysia facility as our operations in Malaysia continue to advance.

In connection with the transition of operations to Malaysia, we conducted an assessment for the impairment of certain property, plant and equipment. During this assessment, certain manufacturing-related property or equipment assets were deemed to be impaired. Carrying values of the assets were adjusted to reflect estimated fair value, which was based on market prices, prices of similar assets, and other available information. We recorded asset impairments totaling $248,000 during the three months ended September 30, 2009.

Other Income. Other income is comprised of interest earned on our cash, cash equivalents and short-term investments. Other income was $14,000 in the third quarter of 2009 and $119,000 in the third quarter of 2008. This decrease in other income resulted primarily from a decrease in interest income as a result of lower interest rates in the third quarter of 2009 compared to the third quarter of 2008.

Provision for Income Taxes. The provision for income taxes was $6.0 million and $1.5 million in the third quarters of 2009 and 2008, respectively. As a percentage of income before provision for income taxes, provision for income taxes decreased from 56.1% in the third quarter of 2008 to 19.6% in the third quarter of 2009 due primarily to the transition of substantially all of our manufacturing operations and our foreign sales to international subsidiaries in lower tax rate jurisdictions. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased our provision for income taxes by $649,000 and $332,000 in the three months ended September 30, 2009 and 2008, respectively. The benefit of the tax holiday on earnings per share was $0.01 and $0.01 for the three months ended September 30, 2009 and 2008, respectively.

During the three months ended September 30, 2009, our gross unrecognized tax benefits increased by $900,000. There was no change in our gross unrecognized tax benefits during the three months ended September 30, 2008.

Income from Continuing Operations. Income from continuing operations was $24.5 million and $1.2 million in the third quarters of 2009 and 2008, respectively. The increase in income from continuing operations was due primarily to a $28.4 million increase in gross profit offset by a $494,000 increase in operating expenses, a $105,000 decrease in other income and a $4.5 million increase in the provision for income taxes in the third quarter of 2009 compared to the third quarter of 2008.

The increase in operating expenses is due primarily to special charges incurred in the third quarter of 2009 related to our restructuring plan, expansion efforts in Asia and Europe, an increase in employee compensation costs, and increased investments in research and development for new Flash products, partially offset by a decrease in legal expenses.

Income from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Income from discontinued operations was $47,000 in the third quarter of 2008. The income in the third quarter of 2008 is due primarily to a cash settlement on a lawsuit received from a former supplier of hard drive products to our former Consumer Division.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net Revenues. Our revenues were $248.2 million in the first nine months of 2009, compared to $170.5 million in the same period in 2008. Revenues increased 46% in the first nine months of 2009 due primarily to a 110% increase in Flash memory sales and a 222% increase in ASP for Flash products, partially offset by a 57% decrease in sales of DRAM products and a 14% decline in our DRAM ASP. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market grew to $144.0 million for the first nine months of 2009, an increase of 339% from $32.8 million for the first nine months of 2008. The increase in our Flash ASP resulted from increased sales of higher ASP Zeus IOPS and MACH8 IOPS products in the first nine months of 2009, compared to the same period in 2008. The decrease in our DRAM ASP resulted primarily from a decrease in selling prices for DRAM modules. Unit shipments decreased due primarily to declines in sales of our DRAM modules and CompactFlash products, partially offset by sales of our ultra-mobile SSDs. However, going forward, we expect sales of our ultra-mobile SSD products to decline as we continue to focus on growing our higher ASP Zeus IOPS and MACH8 IOPS products.

Gross Profit. Our gross profit was $115.0 million in the first nine months of 2009, compared to $55.2 million in the same period in 2008. Gross profit as a percentage of revenues was 46.3% in the first nine months of 2009, compared to 32.4% in the first nine months of 2008. Gross profit as a percentage of revenue increased in the first nine months of 2009 due primarily to a shift in product mix toward higher gross profit margin Flash products, partially offset by a $2.3 million increase in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses were $15.0 million in the first nine months of 2009, compared to $14.2 million in the first nine months of 2008. Sales and marketing expenses as a percentage of revenue were 6.0% in the first nine months of 2009, compared to 8.4% in the first nine months of 2008. The increase in sales and marketing expenses in absolute dollars was due to increased commissions related to higher revenues. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the termination of certain outside manufacturing representative firm commission agreements in the second half of 2008 and the first quarter of 2009. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $20.4 million in the first nine months of 2009, compared to $18.0 million in the first nine months of 2008. General and administrative expenses as a percentage of revenues were 8.2% in the first nine months of 2009, compared to 10.6% in the first nine months of 2008. The increase in general and administrative expenses in absolute dollars was due primarily to a $1.4 million increase in payroll and payroll-related costs, a $460,000 increase in legal expenses and a $500,000 loss on impairment of fixed assets. Legal expenses increased primarily as the result of an IP-litigation matter which began in the second quarter of 2008 and was settled in the first quarter of 2009. Payroll and payroll-related costs increased due to higher stock-based compensation and an increase in employee headcount at our Malaysia facility. In the second quarter of 2009, we recorded an asset impairment charge to adjust the carrying value of certain production equipment related to a discontinued product line. The estimated fair value of the assets was based on market prices, prices of similar assets, and other available information.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses were $17.5 million in the first nine months of 2009, compared to $14.9 million in the first nine months of 2008. Research and development expenses as a percentage of revenues were 7.1% in the first nine months of 2009 compared to 8.7% in the first nine months of 2008. Research and development expenses increased due primarily to an increase in payroll and payroll-related costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs.

Special Charges. Special charges consist of approximately $1.7 million in employee severance and termination benefits and approximately $1.8 million of asset impairment charges in the first nine months of 2009. There were no special charges in the first nine months of 2008.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia as described above. In connection with this reduction in workforce, we recorded a charge of approximately $1.7 million for severance and related costs during the first nine months of 2009. We expect to incur approximately $50,000 to $150,000 of additional restructuring costs as described above.

In connection with the transition of operations to Malaysia, we conducted an assessment for the impairment of certain property, plant and equipment and recorded asset impairments totaling $1.8 million during the nine months ended September 30, 2009.

Other Income. Other income was $616,000 in the first nine months of 2009 and $1.3 million in the first nine months of 2008. Other income is comprised of government grant income received from the Malaysian government authority for qualified research and development expenses and interest earned on our cash, cash equivalents and short-term investments. This decrease in other income resulted primarily from by a decrease in interest income as a result of lower interest rates in the first nine months of 2009 compared to the first nine months of 2008, which was partially offset by $560,000 of government grant income received in the second quarter of 2009.

Provision for Income Taxes. The provision for income taxes increased from $5.1 million in the first nine months of 2008 to $12.2 million in the first nine months of 2009. As a percentage of income before provision for income taxes, provision for income taxes decreased from 54.2% in the first nine months of 2008 to 20.6% in the first nine months of 2009. The decrease in the effective tax rate for the first nine months of 2009 from the first nine months in 2008 is due primarily to the transition of substantially all of our manufacturing operations and our foreign sales to international subsidiaries in lower tax rate jurisdictions. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased our provision for income taxes by $2.2 million and $678,000 in the nine months ended September 30, 2009 and 2008, respectively. The benefit of the tax holiday on earnings per share was $0.04 and $0.01 for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, our gross unrecognized tax benefits increased by $1.0 million. There was no change in our gross unrecognized tax benefits during the nine months ended September 30, 2008.

Income from Continuing Operations. Income from continuing operations increased from $4.3 million in the first nine months of 2008 to $47.0 million in the first nine months of 2009. The increase in income from continuing operations was due primarily to a $59.8 million increase in gross profit, offset by a $9.3 million increase in operating expenses, a $7.1 million increase in the provision for income taxes and a $698,000 decrease in other income in the first nine months of 2009. The increase in operating expenses was due primarily to special charges incurred in the first nine months of 2009 related to our restructuring plan, expansion efforts in Asia and Europe, an increase in employee compensation costs, higher legal fees, and increased investments in research and development for new Flash products.

Income from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Income (loss) on discontinued operations decreased from income of $138,000 in the first nine months of 2008 to a loss of $215,000 in the first nine months of 2009 due primarily to the write off of amounts owed to us under the original purchase as loss from discontinued operations in the first quarter of 2009, partially offset by a cash settlement on a lawsuit received in 2008 from a former supplier of hard drive products to our former Consumer Division.

Liquidity and Capital Resources

Working Capital, Cash and Short-term Investments

As of September 30, 2009, we had working capital of $199.9 million, including $122.9 million of cash and cash equivalents, compared to working capital of $126.6 million, including $33.4 million of cash and cash equivalents as of December 31, 2008 and working capital of $133.0 million, including $29.4 million of cash and cash equivalents as of September 30, 2008. Current assets were 7.5 times current liabilities at September 30, 2009, compared to 6.4 times current liabilities at December 31, 2008, and 5.1 times current liabilities at September 30, 2008.

Cash Provided by Operating Activities in the Nine Months Ended September 30, 2009

Net cash provided by operating activities was $84.7 million for the nine months ended September 30, 2009 and resulted primarily from a $28.4 million decrease in inventory, a $7.6 million decrease in other assets, a $4.1 million increase in accrued and other liabilities, a $3.2 million increase in accounts payable, net income of $46.8 million, non-cash stock-based compensation expense of $3.2 million, non-cash depreciation and amortization of $8.9 million, and non-cash special charges and impairment loss of $2.2 million, which were partially offset by $9.9 million of excess tax benefits from share-based payment arrangements and a $8.3 million increase in accounts receivable, net of reserves. Inventory decreased primarily due to an increase in sales in the first nine months of 2009, compared to the same period in 2008. In 2008 we had increased our purchases of Flash inventory in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches set for 2009. Accounts payable increased as a result of higher inventory purchases in the three months ended September 30, 2009 compared to the three months ended December 31, 2008. Other assets decreased due primarily to a decrease in income taxes receivable. Accrued and other liabilities increased due primarily to increases in accrued commissions and sales incentives as a result of higher sales in the third quarter of 2009, compared to the fourth quarter of 2008. Accounts receivable, net of reserves, increased due primarily to an increase in sales in the third quarter of 2009, compared to the fourth quarter of 2008. Other assets increased due primarily to an increase in prepaid expenses.

Cash Used in Investing Activities for the Nine Months Ended September 30, 2009

Net cash used in investing activities was $14.6 million for the nine months ended September 30, 2009 resulting primarily from a $10.0 million net increase in short-term investments and $4.8 million in purchases of property, plant and equipment primarily related to production equipment for manufacturing.

As of September 30, 2009, we have made capital expenditures of approximately $36 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $17 million over the next five years ending September 30, 2014. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Cash Provided by Financing Activities for the Nine Months Ended September 30, 2009

Net cash provided by financing activities was $19.4 million for the nine months ended September 30, 2009 and resulted from $9.5 million in proceeds realized from the exercise of stock options and a $9.9 million tax benefit from employee stock option exercises and vestings of restricted stock units.

From time to time our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. At September 30, 2009, $5.0 million was still authorized for the repurchase of shares under this plan. We did not make any share repurchases in the nine months ended September 30, 2009.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70%–1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00%–1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guarantied by certain of our domestic subsidiaries. In addition, if we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. We were subject to a maximum leverage ratio of 2.0 to 1.0 for the quarter ended September 30, 2009, and a minimum liquidity ratio of 1.0 to 5.0 through September 30, 2009. The Credit Facility matures on July 30, 2010. As of September 30, 2009, there were no borrowings outstanding under our Credit Facility with Wachovia. As of September 30, 2009, we were in compliance with all required covenants. Our leverage and minimum liquidity ratios for the three months ended September 30, 2009 were 0.0 and 4.02, respectively. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

We believe that our existing assets, cash and cash equivalents and investments on hand, together with amounts available under our $35 million credit facility and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next 12 months; however, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the holdings of existing shareholders would be diluted. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

On August 3, 2009, we filed a universal shelf registration statement with the SEC that became effective upon filing. The shelf registration statement permits us, from time to time, to sell, in one or more public offerings, shares of common stock, shares of preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, or any combination of such securities. The terms of any such future offerings by us would be established at the time of the offering.

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

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements. Set forth in the table below is our estimate of our significant contractual obligations at September 30, 2009 (in thousands).

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,330	$789	$1,433	$1,289	$1,819
Non-cancelable capital equipment purchase commitments	1,261	1,261	—	—	—
Non-cancelable inventory purchase commitments	6,859	6,859	—	—	—
Other non-cancelable purchase commitments	1,093	1,093	—	—	—

Total	$14,543	$10,002	$1,433	$1,289	$1,819

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first nine months ended September 30, 2009 and 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Recognition of the Codification in financial statements is effective for interim and annual periods ending after September 15, 2009. The impact in our financial statements was only to references for accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2009, our cash and cash equivalents and short-term investments were $132.9 million invested in certificates of deposit, U.S. treasury bills, money market funds and other interest bearing accounts. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and short-term investments. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital.

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

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents and short-term investments as of September 30, 2009 were as follows (in thousands, except percentages):

	Expected Maturity Date
	Before 10/1/2010	Thereafter	Total	Fair Value 9/30/2009
Cash and cash equivalents:
Money market funds	$92,929	$—	$92,929	$92,929
Certificates of deposit	15,000	—	15,000	15,000
U.S. treasury bills	14,996	—	14,996	14,996

	122,925	—	122,925	122,925
Short-term investments:
Certificates of deposit	10,000	—	10,000	10,000

Total cash and cash equivalents and short-term investments	$132,925	$—	$132,925	$132,925

Weighted average interest rate	0.15%		0.15%	0.15%

We are also exposed to interest rate risks due to the possibility of changing interest rates under our Credit Facility. Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The credit facility matures on July 30, 2010. As of September 30, 2009, there were no borrowings outstanding under our credit facility.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2009, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In 2008 and the nine months ended September 30, 2009, sales to our ten largest customers accounted for an aggregate of 77.2% and 83.9%, respectively, of our total revenues. Of these amounts, EMC Corporation, which is currently our largest customer, accounted for 15.2% and 37.9%, respectively, of our total revenues. Sales to EMC as a percentage of our total revenues increased to 53.7% in the third quarter of 2009. In future periods, our revenues derived from EMC as a percentage of total revenues may increase and, in any event, we expect sales to EMC will represent a significant percentage of our total revenues for the fiscal year ending December 31, 2009.

In addition, we have received recent indications from this customer that they may have inventory of our ZeusIOPS SSDs at the end of 2009 which might carry over into 2010. In an effort to increase the rate of adoption and sales of SSDs, we are planning to implement various marketing and sales incentive programs with several of our customers, including EMC, but there is no guarantee that these programs will be successful.

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

The enterprise Flash-based SSD market is new and rapidly evolving. As a result, we may encounter risks and uncertainties related to our business and future prospects. It is difficult to predict with any precision end user adoption rates or customer demand for our products or the future growth rate and size of this market. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance.

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

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with this inventory. If we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. For example, in the first six months of 2009, we significantly increased our non-cancelable inventory purchase commitments as a result of the actual and anticipated growth in orders for our ZeusIOPS products. If demand does not meet our expectations, we could incur increased expenses associated with writing off excess or obsolete inventory. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $3.8 million during the fiscal year ended 2008 and $4.9 million during the nine months ended September 30, 2009.

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

We conduct business in an industry characterized by intense competition. We primarily compete with Intel, Samsung, SanDisk, Seagate, Toshiba, Hitachi and Western Digital in connection with the sale of storage products, and Micron, Samsung and SMART Modular in connection with the sale of DRAM products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be in a better position to influence or respond to new or emerging technologies or standards and to changes in customer requirements than us. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer and Chairman of the Board of Directors, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer, Secretary and a Director, and Raymond Cook, our Chief Financial Officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia. This initiative may negatively impact employee morale and our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees could have an adverse effect on our business, financial condition and results of operations.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 26.3%, 50.9% and 49.4% of our revenues for 2008 and the three and nine months ended September 30, 2009, respectively. During the three months ended September 30, 2009, 25.0% of our revenues were derived from billings to customers in the Czech Republic. During the nine months ended September 30, 2009, 9.8%, 10.0% and 10.7% of our revenues were derived from billings to customers in the Czech Republic, Singapore and Taiwan, respectively. For 2008 and the three and nine months ended September 30, 2009, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of October 23, 2009, we had 19 patents issued and in force and 62 patent pending applications. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

•	prevent the challenge, invalidation or circumvention of our existing patents;

•	result in patents that lead to commercially viable products or provide competitive advantages for our products;

•	prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

•	prevent third-party patents from having an adverse effect on our ability to do business;

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain; and

•	result in patents from any of our pending applications

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception and prior to our initial public offering in 2000. As of October 16, 2009, Manouch Moshayedi and Mark Moshayedi beneficially owned approximately 17.1% of our outstanding common stock (assuming the inclusion of shares of common stock subject to options that are exercisable within 60 days). As shareholders, Manouch Moshayedi and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch Moshayedi and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our common stock repurchased and average price paid per share for the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
As of June 30, 2009	1,335,541	$3.74	$4,999,967	$5,000,033
July 1 through July 31, 2009	—	$—	$—	$—
August 1 through August 31, 2009	—	$—	$—	$—
September 1 through September 30, 2009	—	$—	$—	$—

Total	1,335,541	$3.74	$4,999,967	$5,000,033

(1)	In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. Repurchases under our share repurchase program was and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time that management determines that additional purchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were purchased pursuant to our existing share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: November 3, 2009	/S/ RAYMOND COOK
Raymond Cook Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.