Form 10-K
period 2009-12-31
STEC, INC.
filed 2010-02-23
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $728,802,334 (based upon the last closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 8, 2010 there were approximately 50,310,688 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

STEC, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Statements

Certain information in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; continued growth in the sales of our Flash product line; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products which we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; and our ability to protect our intellectual property rights. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. We are not able to predict all the factors that may affect future results. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

PART I.

ITEM 1.	BUSINESS

Overview

STEC, Inc. (including our subsidiaries, referred to collectively in this Report as “STEC”, “we”, “our” and “us”) is a leading global provider of enterprise-class Flash solid-state drives (“SSDs”) that are designed to increase the performance of enterprise-storage systems and servers that companies use to retain and access their critical data. Our products are designed specifically for storage systems and servers that run applications requiring a high level of input/output operations per second (“IOPS”) performance, capacity, reliability and low latency.

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with third-party Flash memory to form high-performance SSDs which provide a level of IOPS performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global storage and server original equipment manufacturers (“OEMs”) which integrate them into storage systems and servers used by enterprises in a variety of industries including financial services, government, transportation, defense and aerospace and transaction processing. We also manufacture small form factor Flash SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia.

We market our products to OEMs, leveraging our comprehensive design capabilities to offer custom storage solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Continuing to develop and qualify customized Flash-based SSDs, including our ZeusIOPS and MACH-class of products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash controller design capabilities and enhanced our capabilities to use third-party controllers. Flash product revenue increased 36% from $110.2 million in 2007 to $150.3 million in 2008 and increased 105% from $150.3 million in 2008 to $308.2 million in 2009. Sales of Flash products represented 87%, 66% and 58% of our total revenues in 2009, 2008 and 2007, respectively. We expect to continue to make investments in Flash custom design capabilities and controller development.

A major area of our Flash-based product investment has been applied to SSD technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments including: a) enterprise-storage applications, b) enterprise-server applications, and c) military and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions. In the long term, we expect Flash component pricing to decline, which will serve to improve the comparative economics of Flash-based SSDs versus HDDs in both new and existing storage applications.

Although the enterprise Flash-based SSD market is new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. Accordingly, we have introduced certain marketing programs and sales initiatives with our customers, in order to help accelerate the adoption of our SSD products.

In 2008, we entered the mobile computer market with our ultra-mobile SSDs. While we have qualified and sold this product into a leading personal computer (“PC”) OEM in this market segment during 2008 and 2009, we believe that our technology and SSD product offerings will be primarily focused on other market segments for SSD technology—enterprise-storage and enterprise-server—and we expect our revenues in this market segment to decline.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $71.0 million in revenues in each of 2008 and 2007 from the sale of DRAM products, which represented 31% and 38% of our total revenues, respectively. In 2009, we derived $38.8 million in revenues from the sale of DRAM products which represented 11% of our total revenues. The decrease in sales of DRAM products in absolute dollars and as a percentage of our total revenues was due primarily to a focus on growing SSD based product sales which resulted in a change in the composition of our product mix in 2009 reflecting a greater percentage of SSD revenues and a decrease in DRAM revenues.

We have been granted a fifteen-year tax holiday for our operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased the provision for income taxes by $3.2 million or $0.06 per share and $1.8 million or $0.04 per share in 2009 and 2008, respectively.

Historically, a limited number of customers have accounted for a significant percentage of our revenues and our level of customer concentration continued to increase in 2009. Our ten largest customers accounted for an aggregate of 86.9% of our revenues in 2009, compared to 77.2% of our total revenues in 2008, and 74.1% of our revenues in 2007. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. See “Business – Customers.”

Our Industry

For the past half century, computing system OEMs have relied primarily on two storage technologies: DRAM and HDDs. Over time, microprocessor capabilities in their computing systems have dramatically outpaced the performance capabilities of HDDs, thus creating the need for faster access to storage; DRAM is cost- and power-prohibitive for many such applications. As a result, we have developed SSDs that represent a new tier of storage that allows users to access data faster and on a more efficient basis than HDDs.

A well-designed SSD delivers a valuable and unique set of characteristics, which are a combination of faster performance, better reliability and improved energy efficiency compared to an HDD. We believe that, across the range of enterprise-storage and enterprise-server OEMs, SSDs are a vital tier of storage which renders compelling value to the end-users of those storage and server systems by delivering enhanced performance and significant power savings over comparative systems built only with HDDs.

We believe that we are a leader in solid-state storage technology. Throughout our history, we have delivered advanced memory and storage solutions to a wide range of customers in various market segments, and we continue to develop products to meet the need of enterprises to constantly improve the retention of, and access to, critical data at high performance levels.

Our Solutions

STEC designs, manufactures and markets enterprise-class SSDs for use in high-performance storage and server systems, and high-density DRAM modules for networking, communications and industrial applications. We are a global design and manufacturing company focused on customized storage solutions for a broad spectrum of system platforms, with most sales based on a cooperative design effort with our customers. We offer our customers a comprehensive technology solution from concept to design to the creation of prototypes through volume production and testing.

Product Features

The key features of our products include:

•

Proprietary controller Integrated Circuit (“IC”) technology. In order to be first-to-market with innovative storage technologies, we typically design the fundamental logic for our SSD products. The controllers and their operating firmware within our various SSD products are the key to enabling high levels of performance and reliability.

•	High degree of customization. Products sold to our customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•	High performance. Our SSD technology is optimized for low-latency, fast access times and sustained high megabyte-per-second speeds.

•

High density. Our patented stacking technologies allow us to design and manufacture products in which multiple memory chips are stacked vertically to increase the capacities without increasing the product footprint. In some cases, our IC Tower and stacking memory technologies allow us to create high capacity solutions.

•	Compact size. We are able to manufacture high-density products with some of the smallest form factors in the market in order to meet the ever-reducing size requirements of our customers’ products.

•

High reliability. Our products are built utilizing sophisticated error detection and correction processes to provide high data reliability and integrity. In addition, our products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations.

•

Low power consumption. Since fewer SSDs are required to achieve similar IOPS performance as multiple HDDs, systems built with SSDs can consume significantly less power than similarly performing HDD based systems.

Solid-State Drive/Flash Products

Our SSD products are used in a wide range of applications, all of which demand high-reliability, high-capacity, and/or high IOPS performance.

We offer a broad line of SSD products in various form factors and capacities, including:

ZeusIOPS. STEC’s ZeusIOPS SSDs are high performance enterprise-class data storage solutions. Built for speed, one ZeusIOPS drive can replace multiple hard drives or eliminate the need to utilize additional DRAM to overcome performance bottlenecks, resulting in reduced energy and space requirements.

MACH-class. STEC’s MACH-class SSDs are small form factor, high throughput storage solutions for mission-critical systems in a variety of industries. The MACH-class SSDs are ideal for enterprise servers that expose drives to challenging workloads typified by randomly mixed reads and writes under rigorous workloads.

Flash Cards and Flash Modules

ATA PC Cards. STEC’s Industrial Grade Advanced Technology Attachment (“ATA”) PC Cards are viable alternatives to HDDs due to their high reliability and low cost per useable megabyte. ATA PC Cards are designed specifically for equipment requiring standard form factors and moderate capacities, such as data recorders, avionics systems and telecommunication applications. ATA PC Cards are ideal “building blocks” for high-density, high-performance mass storage subsystems.

CompactFlash Memory. CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash memory cards are characterized by their small size, durability, and low power consumption. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter, thus making CompactFlash widely used by a variety of applications.

Flash Modules. Our Flash module products include USB and Serial ATA interfaces and are targeted toward embedded systems where device footprint and low power are critical design parameters. Flash modules have several distinct advantages over traditional HDDs in that they are typically easier to incorporate into designs because they are less than one-quarter of the size of a 2.5-inch hard drive, plug directly into the motherboard, eliminating the need for cables, and consume less than half the power. There is no electrical circuitry or software interface change required when replacing a standard hard drive with a Flash module.

Secure Digital Memory Cards. STEC’s Secure Digital (“SD”) Flash Memory Cards are small, removable and non-volatile Flash memory with a high performance interface. Available in large capacities, STEC’s Industrial Grade SD cards are extremely reliable, durable and can handle extreme temperatures in a small space. STEC’s manufacturing process and test methodology make the cards even more robust, enabling excellent performance at extreme temperature conditions.

USB Flash Drive. Built upon an industrial-grade Flash controller technology ranging in capacity from 1GB to 8GB, STEC’s USB Flash Drive (“UFD”) couples convenience and portability with performance and reliability. Advanced OEM features include boot capability, endurance for industrial operating conditions and laser-etched manufacturing information including a unique serial number.

Single Chip Drive. Available with an Integrated Drive Electronics (“IDE”) interface, the Single Chip Drive™ (“SCD”) is a small form factor, solid-state Flash disk with no moving parts. Using STEC’s patented IC Tower Stacking Technology, SCDs are available in the highest capacities in the industry. The standard USB or IDE interface provides designers with a true plug-n-play storage device, allowing for short design cycles and fast time to market.

DRAM Products

We offer a full range of DRAM products, including dual in-line memory modules (“DIMMs”), small-outline DIMMs (“SODIMMs”), mini-registered DIMMs (“mini-RDIMMs”), very low profile registered DIMMs (“VLP RDIMMs”) and Fully-Buffered DIMMs (“FB-DIMMs”). Our DRAM products are used in higher performance computing, communications, and industrial applications. We offer these products with different DRAM architectures such as FB-DIMM, double data rate (“DDR”), DDR2, DDR3 and synchronous DRAM (“SDRAM”).

Stacked ICs on Products

IC Tower stacked components. Our patented IC Tower semiconductor stacking technology enables the manufacturing of high capacity memory products. We offer a wide selection of stacked components for both thin small outline package (“TSOP”) and ball grid array (“BGA”) semiconductor packages for use on memory modules and within our high capacity Flash products. This technology is used in complex, high-capacity module designs and systems. It provides a cost effective solution for our customers by offering chip densities that are less expensive than non-stacked components on a per megabyte (“MB”) basis.

DRAM modules and Flash products with stacked components. We have a range of custom and application-specific stacked DRAM modules across multiple DIMM form factors. Our stacked DRAM products are used primarily in high-performance servers, workstations, switches and routers, and other custom systems. We offer many of these modules utilizing different DRAM architectures such as DDR, and DDR2, and SDRAM.

Prior to the divestiture of our Consumer Division in February 2007, we also designed, developed, manufactured and marketed open-standard memory solutions based on Flash memory and DRAM technologies, as well as external storage solutions used in consumer electronics applications. See Item 6. “Selected Financial Data” of Part II of this Annual Report on Form 10-K for additional information about the divestiture of our Consumer Division

Research and Development

Our research and development staff develops reliable, high-performance and cost-effective storage products to address the needs of traditional and emerging computing applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consisted of 217 persons as of December 31, 2009, is focused on all facets of complex system-level product design. Functionally, the engineering team has dedicated expertise in IC design, firmware for media management, firmware for host compatibility, and system-level product integration. An important aspect of our research and development effort is to understand the challenges presented by our customers’ requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our product offerings.

A part of the engineering and development effort is associated with processes which enable high-volume manufacturing. Our research and development efforts include test software development in the form of proprietary tools and utilities that are tightly integrated with our SSD controller development and innovative approaches to the manufacturing test processes required to deliver STEC’s SSDs, Flash and DRAM products.

Research and development expense was $27.5 million, $21.1 million and $15.0 million in 2009, 2008 and 2007, respectively.

Design, Manufacturing and Testing

Design and production. The typical production cycle consists of a design stage followed by a prototype stage and ends with full production of the final product. By working with our customers early in the design and prototype stages, we believe we are able to resolve critical design issues effectively and efficiently. In addition, we believe working closely with our customers throughout the design and production stages allows us to gain important insights into their future product requirements.

Manufacturing. Our manufacturing processes are highly-automated and involve the use of specialized equipment for the production of storage and memory products. Our manufacturing systems have been optimized to support the placement of a large number of IC devices on each memory board. We believe we are able to achieve a high manufacturing yield and minimize direct labor costs as a result of our design efficiencies, high level of automation and general manufacturing expertise. Because our manufacturing systems can be easily configured for different memory products, we have the ability to offer our customers short manufacturing and test cycles on small and large projects. We also have developed an automated method of manufacturing our stacking products which we believe results in further manufacturing efficiencies. Our manufacturing processes are ISO 9001 and ISO 14001 certified.

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

Customers

With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. We market our products to OEMs and OEM distributors, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Our ten largest customers accounted for an aggregate of 86.9% of our total revenues in 2009, 77.2% of our total revenues in 2008, and 74.1% of our total revenues in 2007. EMC Corporation (“EMC”) accounted for 45.1% and 15.2% of our total revenues in 2009 and 2008, respectively. SMART Modular accounted for 34.4% and 50.1% of our total revenues in 2008 and 2007, respectively, and less than 10% of our total revenues in 2009. There were no other customers that accounted for more than 10% of our revenues in 2009, 2008 and 2007. EMC accounted for 78.1% of accounts receivable as of December 31, 2009. EMC and SMART Modular accounted for 31.6% and 23.5%, respectively, of accounts receivable as of December 31, 2008.

In 2009, we sold to more than 280 customers, comprised of direct sales and sales through distributors and contract manufacturers. Our OEM customers make the purchasing decisions on substantially all of the products that we sell through distributors and contract manufacturers.

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ businesses that utilize our products. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Sales to a limited number of customers, particularly EMC Corporation, represents a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially reduce our revenues.”

International sales, which are derived from billings to foreign customers, accounted for $177.8 million or 50.2%, $59.9 million or 26.3%, and $36.8 million or 19.5%, of our total revenues in 2009, 2008 and 2007, respectively. In 2009, 16.1% and 12.0% of our revenues were derived from billings to customers in the Czech Republic and Malaysia, respectively. In 2008, 11.1% of our revenues were derived from billings to customers in Malaysia. No other foreign geographic area or single foreign country accounted for more than 10% of our total revenues in 2009, 2008 or 2007. Substantially all of our foreign sales are shipped internationally through our facility in Malaysia. For additional information regarding our international sales, see Item 1A, “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Total assets by geographic region for the years ended December 31, 2009 and 2008 were as follows (amounts in thousands):

	December 31, 2009	December 31, 2008
United States	$180,076	$105,379
Malaysia	136,913	96,446
Other	8,573	4,604

Total	$325,562	$206,429

Sales and Marketing

We primarily use an internal direct sales force and OEM distributors for sales to our customers in the U.S. and internationally. We pursue our customer base on both a geographic and an account-specific basis. We believe these combined sales forces have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a larger number of customers. In addition, as part of our sales and marketing efforts, our experienced application engineers work closely with our customers’ engineering teams in designing our products into their systems.

Customer Service and Support

We provide our customers with comprehensive product service and support. We work closely with our customers to monitor the performance of their product designs and to provide application design and support. This also provides us with insight into defining their needs and subsequent generations of products. Our standard customer support package is generally offered with all product sales and includes full technical documentation and application design assistance. During our customers’ production phase, we provide extensive support which includes training, system-level design, implementation and integration support. We believe that tailoring our technical support to our customers’ needs is essential to the success of our product introductions and customer satisfaction.

Competition

We conduct business in an industry characterized by competition, rapid technological change, evolving industry standards, declining average sales prices and product obsolescence. We primarily compete with Hitachi GST, Intel, Micron, Samsung, SanDisk, Seagate, SMART Modular, Toshiba, and Western Digital in connection with the sale of Flash and DRAM products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers.

We expect to face competition from existing competitors as well as new and emerging companies that may enter our existing or future markets. These companies may have similar or alternative products that are less costly or provide additional features. In addition, some of our significant suppliers, including Micron and Samsung, are also our competitors and have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Further, these suppliers may reduce the supply of memory chips available to the industry or us. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We compete in our target markets primarily on quality, design and manufacturing technology, price and responsiveness to our customers’ needs. We expect our competitors will continue to improve the performance of their current products, reduce their current product sales prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products.

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

The enterprise-storage, enterprise-server, and military and industrial applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

Suppliers

IC devices typically represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers to supply Flash and DRAM IC devices. We periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. In 2009, Samsung supplied substantially all of the IC devices used in our Flash memory products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products. For risks associated with our supplier relationships, see Item 1A, “Risk Factors—Our dependence on a small number of suppliers for components, including IC devices, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

Seasonality

In the past, we have frequently experienced some seasonality in our business resulting in higher sales generally in the fourth quarter of each year. Furthermore, in 2008 and 2009, these historical seasonal buying patterns were also impacted by adverse macro-economic conditions.

Backlog

With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations and reschedulings and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received in the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited. Our backlog was $14.8 million as of December 31, 2009 and $25.7 million as of December 31, 2008. Our backlog has decreased due primarily to a decrease in customer orders for our SSD products.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of January 28, 2010, we owned 20 patents and 60 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents that may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition, there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

We have previously applied for, and may in the future apply for, patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in some foreign countries. Because we sell our products overseas, we have exposure to foreign intellectual property risks.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. For details regarding our intellectual property lawsuit, see Item 3, “Legal Proceedings” and Item 1A, “Risk Factors—We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.”

In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use infringed technology. Any litigation in which we are either plaintiff or defendant would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

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

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our suppliers and customers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of such indemnification obligations. In addition, our insurance does not cover willful intellectual property infringement.

In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, our employees are required to sign employee non-disclosure agreements and our engineers are required to sign invention assignment agreements. The invention assignment agreements require our engineers to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us. Our employees agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See Item 1A, “Risk Factors—Our intellectual property may not be adequately protected, which could harm our competitive position.”

Employees

As of December 31, 2009, we had 767 full-time employees, consisting of 368 in manufacturing (including test, quality assurance and material management), 84 in sales and marketing, 98 in general and administration and 217 in design and product development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are satisfactory.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia. This reduction of our workforce was substantially complete as of December 31, 2009 (see Note 8 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report).

Available Information

We are a California corporation and we were incorporated in 1990. Our principal executive offices are located at 3001 Daimler Street, Santa Ana, California, 92705, and our telephone number at that location is 949-476-1180. Our primary manufacturing facility is located in Penang, Malaysia. Our Internet address is www.stec-inc.com. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website. We make available on our website, free of charge, our filings made with the United States Securities and Exchange Commission (“SEC”) electronically, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to those filings. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports, and any amendments to them, are also available at the internet website of the SEC, www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330.

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

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on STEC, our business, financial condition, results of operations and/or liquidity could be seriously harmed, which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition, the trading price of our common stock could decline due to any of these known or unknown risks or uncertainties, and you could lose all or part of your investment.

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

Sales to a limited number of customers, particularly EMC Corporation, represents a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially reduce our revenues.

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In 2009, 2008 and 2007, sales to our ten largest customers accounted for an aggregate of 86.9%, 77.2% and 74.1%, respectively, of our total revenues. Of these amounts, EMC, which is currently our largest customer, accounted for 45.1% and 15.2% of our total revenues in 2009 and 2008, respectively.

On July 16, 2009 we announced a firm and non-cancellable supply agreement with EMC for the sale of $120 million of ZeusIOPS SSDs in the second half of 2009. Our shipments related to this agreement were approximately $120 million during the third and fourth quarters of 2009 and made up a significant amount of our revenues. Going forward, our revenues may be negatively impacted if we are unable to secure another supply agreement or significant purchase orders from EMC.

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

The market for enterprise Flash-based SSD products is relatively new and evolving, which makes it difficult to forecast end user adoption rates and customer demand, for our products.

The enterprise Flash-based SSD market is new and rapidly evolving. As a result, we may encounter risks and uncertainties related to our business and future prospects. It is difficult to predict, with any precision, end user adoption rates, customer demand for our products or the future growth rate and size of this market. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance. Furthermore, our ability to predict future sales is limited because our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for SSDs is unpredictable and fully dependent on end user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, this product runs the risk of serving a niche market and may never reach mass adoption.

We may not be able to maintain or improve our competitive position because of the intense competition in the memory and storage industry.

We conduct business in an industry characterized by intense competition. We primarily compete with Hitachi GST, Intel, Micron, Samsung, SanDisk, Seagate, SMART Modular, Toshiba, and Western Digital in connection with the sale of Flash and DRAM products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. As a result, our competitors may be in a better position than us to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

In addition, some of our significant suppliers, including Micron and Samsung, are also our competitors, and have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or from the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, or otherwise render our technology or products obsolete or uncompetitive, any of which could cause a decline in sales or loss of market acceptance of our products.

Our dependence on a small number of suppliers for components, including IC devices, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically IC devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. In 2009, Samsung supplied substantially all of the IC devices used in our Flash memory products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

Our customers qualify specific controller, Flash and DRAM ICs that are components in our products as part of the product qualification process. If any of our suppliers experience quality control problems, our products that utilize that supplier’s ICs may be disqualified by one or more of our customers. A supplier disqualification would disrupt our supply of ICs, reduce the number of suppliers available to us and adversely affect our ability to fulfill our customers’ product orders. Further, we may be required to qualify a new supplier’s ICs, which could negatively impact our revenues during the new qualification process. There can be no assurance that we would be able to find and successfully qualify new suppliers in a timely manner or obtain ICs from new suppliers on commercially reasonable terms.

Moreover, from time to time, our suppliers experience shortages in IC devices and foundry services which have resulted in placing their customers, including us, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors.

In addition to Flash and DRAM ICs, a number of other components that we use in our products are available from only a single or limited number of suppliers. In the development of our own application-specific ICs (“ASICs”), we also depend on certain foundry subcontractors to manufacture these ASICs as well as on certain third-party subcontractors to assemble, obtain packaging materials for, and test these ASICs. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including:

•	The inability to obtain an adequate supply of components;

•	Price increases, late deliveries and poor component quality;

•	An unwillingness of a supplier to supply such components to us;

•	A key supplier’s or sub-supplier’s inability to access credit necessary to operate its business;

•	Failure of a key supplier to remain in business or adjust to market conditions;

•	Consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components; or

•	Failure of a supplier to meet our quality, yield or production requirements.

A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers, increase our costs or the prices of our products and adversely affect our revenues and business.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner.

The enterprise-storage, enterprise-server, and military and industrial applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

We have experienced, and may experience in the future, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. In addition, after we have developed a new product, our customers will usually test and evaluate our products. Our customers may need three or more months to test, evaluate and adopt our products and an additional three or more months to begin volume production of equipment that incorporates our products. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful.

We may also seek to develop products with new standards for our industry; however, it will take time for these new standards and products to be adopted, for customers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by customers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. There can be no assurances that any new products or standards we develop will be commercially successful.

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

We intend to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our management team may be diverted from our core business if we undertake any future acquisitions. Any potential future acquisition involves numerous risks, including, among others:

•	Problems or delays in successfully closing the acquisition;

•	Problems or delays assimilating and integrating the purchased operations, personnel, technologies, products and information systems;

•	Unanticipated costs and expenditures associated with the acquisition, including any need to infuse significant capital into the acquired operations;

•	Adverse effects on existing business relationships with suppliers, customers and strategic partners;

•	Risks associated with entering markets and foreign countries in which we have limited or no prior experience;

•	Contractual, intellectual property or employment issues;

•	Potential loss of key employees of purchased organizations; and

•	Potential litigation arising from the acquired company’s operations before the acquisition.

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

Our operations and performance depend in part on worldwide economic conditions and the impact such conditions have on levels of spending on information technology. As a result of the downturn in global economic activity, spending on information technology has deteriorated significantly in the U.S. and many other countries may remain depressed for the foreseeable future. Uncertainty in the financial and credit markets have caused many of our customers to postpone or cancel purchases. These worldwide economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause our customers to further reduce or slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may also face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow. Finally, our ability to access the capital markets may be restricted, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with our inventory. If we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. For example, during 2009, we significantly increased our non-cancelable inventory purchase commitments as a result of the actual and anticipated growth in orders for our ZeusIOPS products. If demand does not meet our expectations, we could incur increased expenses associated with writing off excess or obsolete inventory. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $4.8 million, $3.8 million, and $2.5 million in 2009, 2008 and 2007, respectively.

Declines in our average sales prices may result in declines in our revenues and gross profit.

Our industry is competitive and historically has been characterized by declines in average sales prices. Our average sales prices may decline due to several factors, including competition, overcapacity in the worldwide supply of DRAM and Flash memory components as a result of worldwide economic conditions, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers. In the past, overcapacity has resulted in significant declines in component prices, which in turn has negatively impacted our average sales prices, revenues and gross profit. In addition, since a large percentage of our sales are to a small number of customers that are primarily distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. If not offset by increases in volume of sales or the sales of newly-developed products with higher margins, decreases in average sales prices would likely have a material adverse effect on our business and operating results.

Our business could be adversely affected by the cyclical nature of the semiconductor industry.

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

In addition, from time to time, our industry experiences shortages in IC devices and foundry services which have resulted in customers for such products and services, including ourselves, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors who are not similarly affected.

We have been named as a party to purported class action lawsuits and purported shareholder derivative actions, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described in detail in Item 3. “Legal Proceedings” of Part I of this Annual Report on Form 10-K, purported class action complaints were filed in the U.S. District Court for the Central District of California in November and December 2009, alleging, among other things, that our company and certain of our officers and directors violated the federal securities laws by issuing materially false and misleading statements. In addition, purported shareholder derivative complaints were filed in Orange County Superior Court in November 2009 against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class actions. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

The execution of our business strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our business strategy. The successful implementation of our business model and business strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer and Chairman of the Board of Directors, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer, Secretary and a Director, and Raymond Cook, our Chief Financial Officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our business strategy.

In addition, our 2000 Stock Incentive Plan expires on February 28, 2010. If a new stock incentive plan is not approved by the majority of our shareholders after the expiration of the 2000 Stock Incentive Plan, it may negatively impact our ability to incentivize, retain and attract key personnel.

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

A failure to successfully and timely integrate these operations into our global infrastructure will have a negative impact on our overall operations, cause us to delay or forego some of the original perceived benefits of operating internationally, such as lower average production and engineering labor costs, better access to growing markets in Asia, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate.

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

In addition, changes in policies and/or laws of the U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. Moreover, as a result of our international operations, we are subject to tax in multiple jurisdictions. If any taxing authority (in the U.S. or otherwise) were to successfully challenge our interpretation of the applicable tax laws or our determination of the income and expenses attributable to operations in a specific jurisdiction, we could be required to pay additional taxes, interest and penalties. Furthermore, any actions by countries in which we conduct business to reverse policies that encourage foreign trade or investment could adversely affect our business. If we fail to realize the anticipated revenue growth of our future international operations, our business and operating results could suffer.

We expect that our strategy to expand our international operations will require the expenditure of significant resources and the efforts and attention of our management. Unlike some of our competitors, we have limited experience operating our business in foreign countries. Some of our competitors may have a substantial advantage over us in attracting customers in certain foreign countries due to earlier established operations in that country, greater knowledge with respect to cultural differences of customers residing in that country and greater brand recognition and longer-standing relationships with customers in that country. If our international expansion efforts in any foreign country are unsuccessful, we may decide to cease these foreign operations, which would likely harm our reputation and cause us to incur expenses and losses.

We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 50.2%, 26.3% and 19.5% of our revenues in 2009, 2008 and 2007, respectively. In 2009, 16.1% and 12.0% of our revenues were derived from billings to customers in the Czech Republic and Malaysia, respectively. In 2008, 11.1% of our revenue was derived from billings to customers in Malaysia. For 2009, 2008, and 2007 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

In addition, we purchase a majority of the Flash and DRAM components used in our products from local distributors of foreign suppliers. Although our purchases of Flash and DRAM components are currently denominated in U.S. dollars, devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of Flash and DRAM components.

Our international sales are subject to other risks, including regulatory risks, tariffs and other trade barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, lack of a significant local sales presence, difficulties in obtaining governmental approvals, compliance with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. In addition, the U.S. or foreign countries may implement quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products, leading to a reduction in sales and profitability in that country.

Our intellectual property may not be adequately protected, which could harm our competitive position.

Our intellectual property is critical to our success. As December 31, 2009, we owned 20 patents and 60 additional patent applications were pending. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

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

In addition, despite our efforts to protect our intellectual property rights and confidential information, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. In addition, if any of our patents are challenged and found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products related to such patents would cease. From time to time, we receive letters from third parties suggesting that some or all of our products may be covered by third party patents. In each instance, our management determines whether the letters have sufficient justification and specificity to require a response. When they believe it is appropriate to do so, our management seeks the advice of counsel on these matters.

In addition, we have, on at least one occasion, applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop, license or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation or other claims of intellectual property infringement. A license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

Our indemnification obligations for products that infringe the intellectual property rights of others could require us to pay substantial damages.

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

On July 30, 2008, we entered into a credit agreement for a $35 million revolving credit facility, and on November 23, 2009, we entered into a credit agreement for a $10 million short-term credit facility. As of the date of the end of the period covered by this report, we do not have outstanding borrowings under these credit facilities; however, we may incur debt in the future which could have important consequences, such as:

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

If we were to default under our credit agreements and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the credit agreements. Acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Additionally, to the extent we have made intercompany loans to our subsidiaries that have required us to pledge such loans to the lenders under the credit agreements, our subsidiaries would be required to pay the amount of the intercompany loans to the lenders in the event we are in default under the credit agreements. Any actions taken by the lenders against us in the event we are in default under the credit agreements could harm our financial condition. Finally, the credit facilities contains certain restrictive covenants, including provisions restricting our ability to incur additional indebtedness, guarantee certain obligations, create or assume liens and pay dividends.

Failure to maintain effective internal control over financial reporting could result in a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we thoroughly examine, document and test our internal control systems and procedures for financial reporting. Section 404 also requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual reports. In addition, Section 404 requires our independent registered public accounting firm to annually attest to, and report on, the effectiveness of our internal control over financial reporting.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2009, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various U.S. federal, state, local and foreign governmental agencies. Such regulation includes employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, import/export controls, federal securities laws and tax. In certain jurisdictions, such regulatory requirements may be more stringent than in the U.S. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. These enforcement actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

As described in Item 3. “Legal Proceedings” of Part I of this Annual Report on Form 10-K, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. Certain of our officers and employees, including our CEO and President, have received subpoenas in connection with this investigation. We are fully cooperating with the SEC in regards to this matter.

In addition, from time to time, we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain of these instances, the former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

Compliance with evolving environmental regulations and standards could harm our business.

We may be required to meet and adjust to evolving environmental requirements relating to the material composition of our products. As environmental requirements change, for some products, substituting particular components with conforming components to meet new environmental standards may prove to be difficult or costly, and additional redesign efforts could result in production delays. Our operations may be affected by significant changes to existing or future environmental laws and regulations, including those imposed in response to climate change concerns and other actions commonly referred to as “green initiatives.” Although we cannot predict the ultimate impact of any such new laws and regulations, they may result in additional costs or decreased revenue, which could have a material adverse effect on our business.

Changes in the applicable tax laws could materially affect our future results.

We operate in different countries and are subject to taxation in different jurisdictions. As a result, our future effective tax rates could be impacted by changes in the applicable tax laws of such jurisdictions or the interpretation of such tax laws. For example, on May 5, 2009, President Obama and the U.S. Treasury Department proposed changing certain tax rules for U.S. corporations doing business outside the U.S. The proposed changes would restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax, limit the ability of U.S. corporations to deduct expenses attributable to un-repatriated foreign earnings and modify the foreign tax credit rules. These changes have been proposed to be effective beginning January 1, 2011. We cannot determine whether these proposals will be enacted into law or what changes, if any, may be made to such proposals prior to their being enacted into law. Depending on their content, such proposals (if enacted) or other changes in the applicable tax laws could increase our effective tax rate and adversely affect our after-tax profitability.

Risks related to our common stock

Two of our largest shareholders are executives and directors of our company and their interests may diverge from other shareholders.

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception and prior to our initial public offering in 2000. As of December 31, 2009, Manouch and Mark Moshayedi beneficially owned approximately 17.1% of our outstanding common stock (assuming the inclusion of shares of common stock subject to options that are exercisable within 60 days). As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

Certain provisions in our charter documents and stock option plan could prevent or delay a change in control and, as a result, negatively impact our shareholders.

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, provisions in our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions also could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Our common stock has been publicly traded since September 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company and such litigation has in fact been brought against us. Litigation of this type is often expensive, diverts management’s attention and resources and may have a material adverse effect on our business and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serve as our corporate headquarters. In addition to our executive offices, these facilities also contain engineering, sales and marketing staff. We lease the 24,500 and 48,600 square foot facilities from MDC Land LLC, a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is a founder and major shareholder of STEC. In addition, Manouch Moshayedi and Mark Moshayedi are each an executive officer and director of STEC.

The base rent for the 24,500 square foot facility was approximately $20,000 per month during 2009. This lease expires in July 2017. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index. The base rent of the 48,600 square foot facility was approximately $34,000 per month during 2009. This lease also expires in July 2017. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

We own a 210,000 square foot manufacturing facility in Malaysia that serves as a major hub for our international operational activities including manufacturing, engineering, sales and marketing, procurement, and logistics.

We also lease a number of small facilities in both foreign and domestic locations for our additional sales, research and development and engineering staff and for storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Seagate Patent Infringement Lawsuit

On April 14, 2008, a patent infringement lawsuit was filed in the United States District Court, Northern District of California by Seagate Technology LLC, Seagate Technology International, Seagate Singapore International Headquarters Pte. Ltd. and Maxtor Corporation (collectively, “Seagate”) alleging that we infringe four of Seagate’s patents—U.S. Patent Nos. 6,404,647, 6,849,480, 6,336,174 and 7,042,664. On May 1, 2008, Seagate filed an amended complaint asserting that we infringe an additional Seagate patent—U.S. Patent No. 5,261,058. The lawsuit sought injunctive relief and unspecified compensatory and treble damages and attorneys’ fees for the alleged patent infringement. On February 18, 2009, we, Seagate, and William D. Watkins entered into a Settlement Agreement (the “Settlement Agreement”) to dismiss with prejudice the respective claims in the lawsuit. Pursuant to the Settlement Agreement, the parties jointly filed a stipulated order of dismissal with prejudice with the court on February 18, 2009. Under the terms of the Settlement Agreement, the parties also agreed to release each other from liability for all claims asserted by the other in the lawsuit, with each party bearing its own fees and costs incurred in connection with the lawsuit. As part of the dismissal, no money was exchanged and neither party licensed its technology to the other.

Class Action Litigation

From November 6, 2009 through December 11, 2009, six purported class action complaints were filed against us and several of our senior officers and directors by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, Central District of California: Fred Jean (filed November 6, 2009), Hadi Sakhai (filed November 6, 2009), Fred Greenwald (filed November 9, 2009), Daniel Munter (filed November 10, 2009), Jonathan Fischer (filed November 19, 2009), and Marcel Weinberger (filed December 11, 2009). The complaints, which are purportedly brought on behalf of persons who acquired our common stock during the period of either June 16, 2009 (Sakhai, Greenwald, Munter, Fischer, and Weinberger) or August 3, 2009 (Jean) through November 3, 2009, allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Plaintiffs claim that the defendants caused our common stock to trade at artificially inflated prices through false and misleading statements and/or omissions related to our business and that some of the individual defendants improperly sold holdings. The complaints seek compensatory damages for all damages sustained as a result of the defendants’ actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. In addition, the complaint filed by Sakhai purports to assert claims under the Securities Act of 1933 (the “Securities Act”) and includes, as defendants, the underwriters of a secondary public offering conducted by us on August 6, 2009. On January 21, 2010, the Court consolidated the federal class actions. We believe these class action complaints are without merit and we intend to vigorously defend ourselves. No amounts have been recorded in the consolidated financial statements for these matters as we believe it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed against us and several of our senior officers and directors by the following parties, derivatively on behalf of nominal defendant STEC, Inc., in the Superior Court of Orange County, California: Linda Lewis (filed November 12, 2009), Cherfein Joint Venture, LLC (filed November 17, 2009), James Gotfredson (filed November 25, 2009), and Sanjay Israni (December 3, 2009). On January 20, 2010, a shareholder derivative action was filed against us and several of our senior officers and directors in the United States District Court for the Central District of California. The actions allege claims for a shareholder derivative complaint for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code (with respect to the state court actions only) related to allegedly false and misleading statements regarding our business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. We believe these derivative actions are without merit and we intend to vigorously defend ourselves. No amounts have been recorded in the consolidated financial statements for these matters as we believe it is too early in the proceedings to determine an outcome.

Other Legal Proceedings

The United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. Certain of our officers and employees, including our CEO and President, have received subpoenas in connection with the SEC’s investigation. We are fully cooperating with the SEC in regards to this matter.

We are involved in other suits and claims in the ordinary course of business, and we may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our suppliers and customers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, no liabilities for these agreements have been recorded as of December 31, 2009.

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

	Price range of
	Common Stock
	High	Low
Year Ended December 31, 2009:
First Quarter	$8.74	$3.70
Second Quarter	$24.98	$7.31
Third Quarter	$42.50	$22.83
Fourth Quarter	$29.68	$11.25
Year Ended December 31, 2008:
First Quarter	$10.18	$5.67
Second Quarter	$14.25	$6.10
Third Quarter	$11.26	$7.07
Fourth Quarter	$7.92	$3.42

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on the Nasdaq Global Market on December 31, 2009, the last trading day in 2009, and February 8, 2010. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 31, 2009	$16.34
February 8, 2010	$14.73

Holders

As of February 8, 2010, there were 26 holders of record of our common stock.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for us, the Nasdaq Composite Index and the Standard & Poor’s Semiconductors Index, assuming an investment of $100 on December 31, 2004. No cash dividends have been declared on our common stock. The graph covers the period from December 31, 2004, the last trading day of our 2004 fiscal year, to December 31, 2009, the last trading day of our 2009 fiscal year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The equity compensation plan information required by this Item is set forth in Part III, Item 12, “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following is a summary of our common stock repurchased and average price paid per share for the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of September 30, 2009	1,335,541	$3.74	1,335,541
October 1 through October 31, 2009	—	$—	—
November 1 through November 30, 2009	—	$—	—
December 1 through December 31, 2009	—	$—	—

Total	1,335,541	$3.74	1,335,541	$80,000,033

(1)	In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. Additionally, in November 2009, our board of directors authorized another share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management determines that additional repurchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were repurchased pursuant to our existing share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes set forth in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. The consolidated income statement data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data at December 31, 2009 and 2008 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Form 10-K. The consolidated income statement data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 were derived from our audited consolidated financial statements and are not included in this Form 10-K. On February 9, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of our business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The selected financial data of all periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of the Consumer Division as a discontinued operation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share amounts)
Consolidated Income Statement Data:
Net revenues	$354,183	$227,445	$188,652	$215,753	$128,310
Cost of revenues	185,236	156,358	131,643	147,301	97,278

Gross profit	168,947	71,087	57,009	68,452	31,032

Sales and marketing	20,352	19,045	17,382	16,066	11,079
General and administrative	28,543	25,476	17,909	12,711	10,295
Research and development	27,481	21,081	14,971	10,071	6,400
Special charges	3,408	—	—	—	—

Total operating expenses	79,784	65,602	50,262	38,848	27,774

Operating income	89,163	5,485	6,747	29,604	3,258
Other income	601	1,380	3,786	3,653	1,629

Income from continuing operations before provision for income taxes	89,764	6,865	10,533	33,257	4,887
Provision for income taxes	18,221	2,714	4,723	12,071	744

Income from continuing operations	71,543	4,151	5,810	21,186	4,143

Income from discontinued operations before provision for income taxes	1,838	238	7,094	1,103	2,399
Provision for income taxes	768	97	2,890	438	969

Income from discontinued operations	1,070	141	4,204	665	1,430

Net income	$72,613	$4,292	$10,014	$21,851	$5,573

Net income per share:
Basic:
Continuing operations	$1.45	$0.09	$0.12	$0.46	$0.09
Discontinued operations	0.02	—	0.08	0.01	0.03

Total	$1.47	$0.09	$0.20	$0.47	$0.12

Diluted:
Continuing operations	$1.41	$0.08	$0.11	$0.44	$0.09
Discontinued operations	0.02	—	0.08	0.01	0.03

Total	$1.43	$0.08	$0.19	$0.45	$0.12

Shares used in computation of net income per share:
Basic	49,350,384	49,956,111	49,843,272	46,313,116	45,243,141
Diluted	50,896,358	51,132,417	51,587,784	48,353,536	46,624,517

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$135,658	$33,379	$94,326	$40,907	$60,006
Short-term investments	10,000	—	—	—	—
Working capital	225,629	126,618	141,149	147,633	111,764
Total assets	325,562	206,429	210,486	206,656	155,187
Total shareholders’ equity	278,595	181,563	185,545	166,014	127,382

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such consolidated financial statements included elsewhere in this Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1A, “Risk Factors” and elsewhere in this Form 10-K. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Overview

STEC, Inc. (including our subsidiaries, referred to collectively in this Report as “STEC”, “we”, “our” and “us”) is a leading global provider of enterprise-class Flash solid-state drives (“SSDs”) that are designed to increase the performance of enterprise-storage systems and servers that companies use to retain and access their critical data. Our products are designed specifically for storage systems and servers that run applications requiring a high level of input/output operations per second (“IOPS”) performance, capacity, reliability and low latency.

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with third-party Flash memory to form high-performance SSDs which provide a level of IOPS performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global storage and server original equipment manufacturers (“OEMs”) which integrate them into storage systems and servers used by enterprises in a variety of industries including financial services, government, transportation, defense and aerospace, and transaction processing. We also manufacture small form factor Flash SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia.

We market our products to OEMs, leveraging our comprehensive design capabilities to offer custom storage solutions to address their specific needs.

We are focusing on several revenue growth initiatives, including:

•	Continuing to develop and qualify customized Flash-based SSDs, including our ZeusIOPS and MACH-class of products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash controller design capabilities and enhanced our capabilities to use third-party controllers. Flash product revenue increased 36% from $110.2 million in 2007 to $150.3 million in 2008 and increased 105% from $150.3 million in 2008 to $308.2 million in 2009. Sales of Flash products represented 87%, 66%, 58% of our total revenues in 2009, 2008 and 2007, respectively. We expect to continue to make investments in Flash custom design capabilities and controller development.

A major area of our Flash-based product investment has been focused on SSD technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments including: a) enterprise-storage applications, b) enterprise-server applications, and c) military and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions. In the long term, we expect Flash component pricing to decline, which will serve to improve the comparative economics of Flash-based SSDs versus HDDs in both new and existing storage applications.

Although the enterprise Flash-based SSD market is new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. Accordingly, we have introduced certain marketing programs and sales initiatives with our customers, in order to help accelerate the adoption of our SSD products.

In 2008, we entered the mobile computer market with our ultra-mobile SSDs. While we have qualified and sold this product into a leading personal computer (“PC”) OEM in this market segment, we believe that our technology and SSD product offerings will be primarily focused on the other market segments for SSD technology—enterprise-storage and enterprise-server—and we expect our revenues in this segment to decline.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $71.0 million in revenues in both 2008 and 2007 from the sale of DRAM products, which represented 31% and 38% of our total revenues in 2008 and 2007, respectively. In 2009, we derived $38.8 million in revenues from the sale of DRAM products which represented 11% of our total revenues. The decrease in sales of DRAM products in absolute dollars and as a percentage of our total revenues was due primarily to a focus on growing SSD based product sales which resulted in a change in the composition of our product mix in 2009 reflecting a greater percentage of SSD revenues and a decrease in DRAM revenues.

We have been granted a fifteen-year tax holiday for our operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased the provision for income taxes by $3.2 million or $0.06 per share and $1.8 million or $0.04 per share in 2009 and 2008, respectively.

Historically, a limited number of customers have accounted for a significant percentage of our revenues, and our level of customer concentration increased in 2009. Our ten largest customers accounted for an aggregate of 86.9% of our revenues in 2009, compared to 77.2% of our total revenues in 2008, and 74.1% of our revenues in 2007. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. See Item 1, “Business – Customers.”

The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Sales to a limited number of customers, particularly EMC Corporation, represents a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially reduce our revenues.”

International sales, which are derived from billings to foreign customers, accounted for $177.8 million or 50.2%, $59.9 million or 26.3%, and $36.8 million or 19.5%, of our total revenues in 2009, 2008 and 2007, respectively. In 2009, 16.1% and 12.0% of our revenues were derived from billings to customers in the Czech Republic and Malaysia, respectively. In 2008, 11.1% of our revenue was derived from billings to customers in Malaysia. No other foreign geographic area or single foreign country accounted for more than 10% of our total revenues in 2009, 2008 or 2007. In 2009, 2008, and 2007 more than 95% of our international sales were denominated in U.S. dollars. In addition, our purchases of DRAM and Flash components are currently denominated in U.S. dollars. However, we do face risks associated with doing business in foreign countries. See Item 1A, “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

In the past, we have frequently experienced some seasonality in our business resulting in higher sales generally in the fourth quarter of each year. Furthermore, in 2008 and 2009, these historical seasonal buying patterns were also impacted by adverse macro-economic conditions.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data reflected as a percentage of revenues.

	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	52.3	68.7	69.8

Gross profit	47.7	31.3	30.2
Operating expenses:
Sales and marketing	5.7	8.4	9.2
General and administrative	8.1	11.2	9.5
Research and development	7.8	9.3	7.9
Special charges	1.0	0.0	0.0

Total operating expenses	22.6	28.9	26.6
Operating income	25.1	2.4	3.6
Other income	0.2	0.6	2.0

Income from continuing operations before income taxes	25.3	3.0	5.6

Comparison of the years ended December 31, 2009 and 2008

Net Revenues. Our revenues increased 55.8% from $227.4 million in 2008 to $354.2 million in 2009 due primarily to a 153% increase in average sales price (“ASP”) of our products from $38 in 2008 to $96 in 2009, partially offset by a 38% decrease in unit shipments. The increase in revenues and ASP was due primarily to a 105% increase in Flash memory sales and a 219% increase in ASP for Flash products, partially offset by a 45% decrease in sales of DRAM products. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market grew to $217.9 million in 2009, an increase of 313% from $52.7 million in 2008. The increase in our Flash ASP resulted from increased sales of higher ASP Zeus IOPS and

MACH-class products in 2009, compared to 2008.

In 2009, the increase in sales of our ZeusIOPS SSDs was primarily driven by a non-cancellable supply agreement with our largest customer for the sale of $120 million of ZeusIOPS SSDs in the second half of 2009. Our shipments related to this agreement were approximately $120 million during the third and fourth quarters of 2009. As the supply agreement has concluded, we have received indications from this customer that they had inventory of our ZeusIOPS SSDs at the end of 2009 which carried over into 2010. To date, we have received only qualification orders for new products and have not received production orders from this customer for the first quarter of 2010. Although, we believe the marketing programs that we implemented with this customer in the fourth quarter of 2009 have had a positive effect on the sell-through of ZeusIOPS SSDs, we anticipate this inventory carryover will continue to negatively impact our sales to this customer during the first half of 2010, as we do not expect any meaningful production orders from this customer during that time.

The decrease in sales of DRAM products was due primarily to a focus on growing SSD based product sales which resulted in a change in the composition of our product mix in 2009 reflecting a greater percentage of SSD revenues and a decrease in DRAM revenues. Unit shipments decreased due primarily to declines in sales of our DRAM modules, ultra-mobile SSDs and CompactFlash products. We expect sales of our DRAM modules and ultra-mobile SSD products to decline as we continue to focus on growing our higher ASP Zeus IOPS and MACH-class products.

With certain exceptions, as noted with the supply agreement above, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received in the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited. Our backlog was $14.8 million as of December 31, 2009 and $25.7 million as of December 31, 2008. Our backlog has decreased due primarily to a decrease in customer orders for our SSD products. Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives.

Gross Profit. Our gross profit increased 137.6% from $71.1 million in 2008 to $168.9 million in 2009. Gross profit as a percentage of revenues increased from 31.3% in 2008 to 47.7% in 2009. Gross profit as a percentage of revenue increased in 2009 due primarily to a shift in product mix toward higher gross profit margin Flash products, partially offset by a $947,000 increase in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased 7.4% from $19.0 million in 2008 to $20.4 million in 2009. Sales and marketing expenses as a percentage of revenues decreased from 8.4% in 2008 to 5.7% in 2009. The increase in sales and marketing expenses in absolute dollars was due primarily to increased commissions related to higher revenues. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the termination of certain outside manufacturing representative firm commission agreements in the second half of 2008 and the first quarter of 2009. We expect our sales and marketing expenses to increase in absolute dollars as our revenues grow.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 11.8% from $25.5 million in 2008 to $28.5 million in 2009. General and administrative expenses as a percentage of revenues decreased from 11.2% in 2008 to 8.1% in 2009. The increase in general and administrative expenses in absolute dollars was due primarily to a $2.3 million increase in payroll and payroll-related costs and a $580,000 increase in loss on impairment of fixed assets. Payroll and payroll-related costs increased due to a $1.2 million increase in stock-based compensation and a $1.1 million increase in payroll expenses due primarily to an increase in employee headcount at our Malaysia facility. In the second quarter of 2009, we recorded an asset impairment charge of $320,000 to adjust the carrying value of certain production equipment related to a discontinued product line. The estimated fair value of the assets was based on market prices, prices of similar assets, and other available information.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 30.3% from $21.1 million in 2008 to $27.5 million in 2009. Research and development expenses as a percentage of revenues decreased from 9.3% in 2008 to 7.8% in 2009. The increase in research and development expenses in absolute dollars was due primarily to an increase in payroll and payroll-related costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia that were predominantly related to our Flash product line which includes the advancement of high-performance SSDs.

Special Charges. Special charges consist of approximately $1.8 million in employee severance and termination benefits and approximately $1.6 million of asset impairment charges in 2009. There were no special charges in 2008.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia as described above. In connection with this reduction in workforce, we recorded a charge of approximately $1.8 million for severance and related costs during 2009. This restructuring plan was substantially complete as of December 31, 2009, and we do not expect to incur significant additional costs related to this restructuring plan in future periods.

We expect that this restructuring action will reduce annual operating expenses by approximately $14.4 million, including approximately $11.5 million in cost of sales, approximately $1.5 million in sales and marketing expenses, approximately $770,000 in general and administrative expenses and approximately $600,000 in research and development expenses. We began to realize cost savings in the second quarter of fiscal year 2009. We expect the cost savings from the restructuring plan to be partially offset by approximately $8.0 million in incremental cost increases at our foreign subsidiaries, related primarily to manufacturing headcount increases for our Malaysia facility.

In connection with the transition of operations to Malaysia, we conducted an assessment for the impairment of certain property, plant and equipment and recorded asset impairments totaling $1.6 million during 2009.

Other Income. Other income decreased from $1.4 million in 2008 to $0.6 million in 2009. Other income is comprised of government grant income received from the Malaysian government authority for qualified research and development expenses and interest earned on our cash, cash equivalents and short-term investments. This decrease in other income resulted primarily from a decrease in interest income as a result of lower interest rates in 2009 compared to 2008 which was partially offset by a $300,000 increase in Malaysian government grant income.

Provision for Income Taxes. Provision for income taxes was $2.7 million in 2008 and $18.2 million in 2009. Provision for income taxes as a percentage of income before provision for income taxes decreased from 39.5% in 2008 compared to 20.3% in 2009. The decrease in the effective tax rate for 2009 from 2008 is due primarily to the transition of substantially all of our manufacturing operations and our foreign sales to international subsidiaries in lower tax rate jurisdictions. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased our provision for income taxes by $3.2 million or $0.06 per share and $1.8 million or $0.04 per share in 2009 and 2008, respectively.

During 2009, our gross unrecognized tax benefits increased by $2.2 million.

Income from Continuing Operations. Income from continuing operations increased from $4.2 million in 2008 to $71.5 million in 2009. The increase in income from continuing operations was due primarily to a $97.9 million increase in gross profit, offset by a $14.2 million increase in operating expenses, a $15.5 million increase in the provision for income taxes and a $779,000 decrease in other income in 2009. The increase in operating expenses was due primarily to special charges incurred in 2009 related to our restructuring plan, expansion efforts in Asia and Europe, an increase in employee compensation costs, and increased investments in research and development for new Flash products.

Income from Discontinued Operations. As a result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Income on discontinued operations increased from $141,000 in 2008 to $1.1 million in 2009 due primarily to a cash settlement on a class action lawsuit received in 2009 from suppliers of DRAM to our former Consumer Division, partially offset by the write-off of amounts owed to us under the original purchase recorded as loss from discontinued operations in 2009.

Comparison of the years ended December 31, 2008 and 2007

Net Revenues. Our revenues increased 20.5% from $188.7 million in 2007 to $227.4 million in 2008 due primarily to a 49.2% increase in unit shipments, partially offset by a 19.1% decrease in average sales price (“ASP”) from $47 in 2007 to $38 in 2008. The increase in unit shipments resulted primarily from an increase in orders from new and existing customers in 2008. The decrease in our ASP resulted primarily from a decrease in selling prices for DRAM modules.

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

Sales and Marketing. Sales and marketing expenses are comprised primarily of personnel costs and travel expenses for our domestic and international sales and marketing employees, commissions paid to internal salespersons and independent manufacturers’ representatives, shipping costs and marketing programs. Sales and marketing expenses increased 9.2% from $17.4 million in 2007 to $19.0 million in 2008. Sales and marketing expenses as a percentage of revenues decreased from 9.2% in 2007 to 8.4% in 2008. The increase in sales and marketing expenses in absolute dollars was due primarily to increases in revenues, units shipped, and the addition of sales and marketing personnel hired to execute on our revenue growth initiatives, including expansion in Asia and Europe, and to support the continued revenue growth of our Flash products, partially offset by lower commissions paid to independent manufacturers’ representatives. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses and as a result of lower commissions paid to independent manufacturers’ representatives, which resulted from revised agreements with those representatives during the third quarter of 2007.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 42.5% from $17.9 million in 2007 to $25.5 million in 2008. General and administrative expenses as a percentage of revenues increased from 9.5% in 2007 to 11.2% in 2008. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to a $1.8 million increase in payroll and payroll-related costs, a $1.9 million increase in costs related to the establishment of a new facility in Malaysia, a $2.4 million increase in IP litigation costs, a $660,000 increase in depreciation expense, and a $340,000 increase in global tax structuring costs. Payroll and payroll-related costs increased due to an increase in employee headcount, higher stock-based compensation and bonuses. Malaysia costs increased as the result of the facility continuing to ramp-up operations in 2008. Depreciation expense increased due to increased investments in computer software applications to support worldwide growth.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering and design staff and the cost of prototype supplies. Research and development expenses increased 40.7% from $15.0 million in 2007 to $21.1 million in 2008. Research and development expenses as a percentage of revenues increased from 7.9% in 2007 to 9.3% in 2008. Research and development expenses increased due primarily to an increase in payroll costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia predominantly related to our Flash product line which includes the advancement of high-performance SSDs.

Other Income. Other income is comprised primarily of interest income from our cash, cash equivalents and short-term investments. Interest income and other decreased from $3.8 million in 2007 to $1.4 million in 2008 as a result of a lower average cash balance in 2008 compared to 2007 and a reduction in interest rates in 2008. The reduction in the average cash balance was due primarily to use of cash for inventory purchases related to new SSD product sales in 2008.

Provision for Income Taxes. Provision for income taxes was $4.7 million in 2007 and $2.7 million in 2008. Provision for income taxes as a percentage of income before provision for income taxes decreased from 44.8% in 2007 compared to 39.5% in 2008 due primarily to an increase in research and development tax credits taken in 2008.

Income from Continuing Operations. Income from continuing operations decreased from $5.8 million in 2007 to $4.2 million in 2008 due primarily to a $15.3 million increase in operating expenses and a $2.4 million decrease in other income, partially offset by a $14.1 million increase in gross profit and a $2.0 million decrease in the provision for income taxes in 2008. The increase in operating expenses in 2008 was due primarily to expansion efforts in Asia and Europe, an increase in global research and development efforts for new SSD products and an increase in legal fees due to intellectual property rights litigation.

Income from Discontinued Operations. As previously mentioned above, we sold the assets of our Consumer Division on February 9, 2007. As a result of the sale, the Consumer Division is now reflected as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Income from discontinued operations decreased from $4.2 million in 2007 to $141,000 in 2008 due primarily to the $4.7 million gain on sale, net of taxes, of the Consumer Division in 2007 with only minor ancillary legal activity impacting discontinued operations in 2008.

Liquidity and Capital Resources

Working Capital, Cash, Cash Equivalents and Short-term Investments

As of December 31, 2009, we had working capital of $225.6 million, including $145.7 million of cash, cash equivalents and short-term investments, compared to working capital of $126.6 million, including $33.4 million of cash and cash equivalents, at December 31, 2008, and compared to working capital of $141.1 million, including $94.3 million of cash and cash equivalents at December 31, 2007. Current assets were 6.1 times current liabilities at the end of 2009, compared to 6.4 times current liabilities at the end of 2008, and compared to 6.9 times current liabilities at the end of 2007.

Operating Activities

Net cash provided by operating activities was $99.8 million in 2009 and resulted primarily from net income of $72.6 million, a $21.2 million decrease in inventory, a $14.5 million increase in accounts payable, a $16.0 million increase in income taxes, non-cash depreciation and amortization of $12.2 million, and $5.1 million of stock-based compensation expense, partially offset by a $34.9 million increase in accounts receivable, net of reserves and $9.8 million of excess tax benefits from share-based payment arrangements. Inventory decreased due primarily to an increase in sales in 2009 compared to 2008. In 2008 we had increased our purchases of Flash inventory in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches set for 2009. Accounts payable increased due to the timing of payments and as a result of higher inventory purchases in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Accounts receivable, net of reserves, increased due primarily to an increase in sales in the fourth quarter of 2009, compared to the fourth quarter of 2008.

Net cash used in operating activities was $31.4 million in 2008 and resulted primarily from a $32.4 million increase in inventory, a $9.2 million increase in accounts receivable, net of reserves, and a $3.9 million decrease in accounts payable, partially offset by net income of $4.3 million and non-cash depreciation and amortization of $9.2 million. Inventory increased due primarily to an increase in purchases of Flash inventory in 2008 in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches set for the second half of 2008 and the first quarter of 2009. Accounts receivable, net of reserves, increased due primarily to an increase in overall sales, as well as higher sales in December 2008, compared to December 2007. Accounts payable decreased due to lower inventory purchases during the three months ended December 31, 2008 compared to the months ended December 31, 2007.

Net cash provided by operating activities was $29.4 million in 2007 resulting primarily from a $19.9 million decrease in inventory, income from continuing operations of $5.8 million, non-cash depreciation and amortization of $4.7 million, and cash flows provided by discontinued operations of $6.7 million, partially offset by a $5.4 million decrease in accounts payable and a $2.4 million increase in leasehold interest in land. Inventory decreased due primarily to less purchases of inventory in the fourth quarter of 2007 as the result of vendor required last time buys on certain inventory items in late 2006 which supported customer demand through 2007. Also we focused on increasing inventory turns in 2007. The cash provided by discontinued operations of the Consumer Division for year ended December 31, 2007 was due primarily to working capital changes and $4.2 million of income from discontinued operations. Accounts payable decreased as a result of lower inventory purchases for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Leasehold interest in land increased as a result of certain upfront payments made to acquire Qualified Title to land for a term of 60 years in Malaysia under two separate Sale and Purchase Agreements.

Investing Activities

Net cash flows used in investing activities was $16.8 million in 2009 resulting primarily from a $10.0 million net increase in short-term investments and $7.4 million in purchases of property, plant and equipment primarily related to production equipment for manufacturing.

As of December 31, 2009, we have made capital expenditures of approximately $37 million for our Malaysia facility primarily related to building construction costs, acquisition of leasehold interest in land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $14 million over the next five years ending December 31, 2014. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Net cash used in investing activities was $18.9 million in 2008 resulting primarily from $19.2 million in purchases of property, plant and equipment related to production equipment for our U.S. facility of $5.3 million and our Malaysia facility of $13.9 million. During the year, we had purchases and sales of marketable securities of $47.8 million.

Net cash provided by investing activities was $15.6 million in 2007 resulting primarily from $43.0 million in cash received in connection with the sale of the assets of our Consumer Division in February 2007, partially offset by $27.6 million in purchases of property, plant and equipment. The purchases of property, plant and equipment related primarily to production equipment for our U.S. and Malaysia locations. In addition, we had purchases and sales of marketable securities of $496.3 million during the year.

Financing Activities

Net cash provided by financing activities was $19.3 million in 2009 and resulted primarily from $9.5 million in proceeds realized from the exercise of stock options and $9.8 million of excess tax benefits from share-based payment arrangements.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008, enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. Additionally, in November 2009, our board of directors authorized another share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. At December 31, 2009, $80 million was still authorized for the repurchase of shares under these plans. We did not make any share repurchases under this plan during 2009.

Net cash used in financing activities was $10.7 million in 2008 and resulted from a $19.5 million repurchase of our common stock under our share repurchase program, partially offset by $5.9 million in proceeds realized from the exercise of stock options and a $2.9 million of excess tax benefits from share-based payment arrangements. In July 2006, our board of directors authorized a share repurchase program enabling us to repurchase up to $10 million of our common stock over a

18-month period, which expired on February 14, 2008. In May 2007, our board of directors authorized the expansion of this repurchase program enabling us to repurchase up to $60 million of our common stock over an 18-month period, which expired on November 18, 2008. As discussed above, in November 2008, our board of directors authorized another share repurchase program enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. We repurchased 3,398,619 shares of common stock at an average share price of $5.73, including commissions during 2008 under these repurchase programs. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be reissued by us in the future. During 2008, we had borrowings and payments made on borrowings under our line of credit of $35.0 million.

Net cash provided by financing activities was $8.5 million in 2007 and resulted from $8.1 million in proceeds realized from the exercise of stock options and $2.9 million of excess tax benefits from share-based payment arrangements, partially offset by a $2.5 million repurchase of our common stock under our share repurchase program. We repurchased 335,847 shares of common stock at an average share price of $7.48, including commissions, in 2007. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guaranteed by certain of our domestic subsidiaries. In addition, in the event we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. We were subject to a maximum leverage ratio of 2.5 to 1.0 for the year ended December 31, 2009, and a minimum liquidity ratio of 1.0 to 5.0 through December 31, 2009. The Credit Facility matures on July 30, 2010. As of December 31, 2009, there were no borrowings outstanding under our Credit Facility with Wachovia, and we were in compliance with all required covenants. Our leverage and minimum liquidity ratios for the year ended December 31, 2009 were 0.0 and 3.10, respectively. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, bankers acceptance, and bankers and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of December 31, 2009, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as needed basis.

We believe that our existing assets, cash, cash equivalents and short-term investments on hand, together with the $35 million Credit Facility with Wachovia, $10 million Short-term Facility with Deutsche, and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Set forth in the table below is our estimate of our significant contractual obligations at December 31, 2009 (in thousands):

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$14,177	$13,677	$500	$—	$—
Operating lease obligations	5,076	727	1,407	1,284	1,658
Other non-cancelable purchase commitments	1,000	1,000	—	—	—
Non-cancelable capital equipment purchase commitments	488	488	—	—	—

Total	$20,741	$15,892	$1,907	$1,284	$1,658

As of December 31, 2009, we had a liability for unrecognized tax benefits, including interest and penalties of $4.1 million. We are unable to determine when cash settlement with tax authorities may occur.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three years ended December 31, 2009, 2008 and 2007.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

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

•

Revenue recognition. Pursuant to ASC 605-10-S99, “SAB Topic 13, Revenue Recognition,” we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. A substantial portion of our product sales are on FOB shipping point terms where product title passes to our customer at the time it is shipped from our warehouse. Products sales on FOB destination terms are not recognized until delivered to the customer. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products.

In addition, effective January 1, 2007, we entered into a value-add revenue agreement with one of our DRAM customers. Under the terms of the agreement, we are no longer the primary obligor, and our general inventory risk on DRAM chips used in the manufacture of memory modules for the customer has been eliminated. As a result, we record the related revenue on a value-add only basis, passing through the cost of the DRAM chips and charging the customer only for the manufacturing and kitting services provided by us. This accounting method conforms to Accounting Standards Codification 605-45, “Principal Agent Considerations.”

•

Write-down of inventory for excess, obsolescence and lower of market values over costs. We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and result in finished goods with above market carrying costs which may cause losses on sales to customers. We regularly monitor potential excess or obsolete inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

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

•

Goodwill and intangible assets. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division in 2007, we operate in one operating segment and have one reporting unit. We assess potential impairment on an annual basis on the last day of the year and compare the market capitalization of the reporting unit to its carrying amount, including goodwill. We completed our annual goodwill impairment analysis at December 31, 2009 and 2008, and determined that no adjustment to the carrying value of goodwill was required. A significant decrease in our future stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. We continually monitor events and changes in circumstances that could indicate that the carrying balances of our intangible assets may not be recoverable in accordance with the provisions of ASC 360. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2009.

•

Product returns. While we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with ASC 605-50, “Customer Payments and Incentives.” Sales and marketing incentives amounting to $4.2 million in 2009, $1.1 million in 2008 and $1.2 million in 2007, were offset against revenues.

Consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of revenue. However, if we receive an identifiable benefit in return for the consideration given to our customer that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our customers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

•

Stock-based compensation expense. We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black-Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimates, the stock-based compensation expense could be significantly different from what we recorded in the current period.

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

On January 1, 2007, we adopted the interpretations issued by the Financial Accounting Standards Board which establishes a single model to address accounting for uncertain tax positions in accordance with Accounting Standards Codification 740 “Income Taxes.” The new interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Interest Rate Risk

At December 31, 2009, our cash, cash equivalents and short-term investments were $145.7 million invested in money market funds and certificates of deposits. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital.

In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates. Given the short-term nature of certain investments, the current interest rate environment may negatively impact our investment income.

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash, cash equivalents and short-term investments of approximately $145,700. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our portfolio to government backed securities and FDIC-insured time deposits, which may negatively impact our investment income, particularly in the form of declining yields.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and short-term investments as of December 31, 2009 were as follows (in thousands, except percentages):

	Expected Maturity Date
	Before 1/1/2011	Thereafter	Total	Fair Value 12/31/2009
Cash and cash equivalents:
Money market funds	$135,658	$—	$135,658	$135,658

	135,658	—	135,658	135,658

Short-term investments:
Certificates of deposit	10,000	—	10,000	10,000

Total cash, cash equivalents and short-term investments	$145,658	$—	$145,658	$145,658

Weighted average interest rate	0.12%		0.12%	0.12%

We are also exposed to interest rate risks due to the possibility of changing interest rates under our $35 million two-year senior unsecured revolving credit facility with Wachovia Bank (the “Credit Facility”) and our $10 million short-term credit facility with Deutsche Bank (the “Short-term Facility”). Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The credit facility matures on July 30, 2010. Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of December 31, 2009, there were no borrowings outstanding under our credit facilities.

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

STEC, Inc.’s consolidated financial statements and schedule required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K.

The supplementary data required by this item is included in Note 15 to STEC, Inc.’s consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part IV, Item 15.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in “Proposal No. 1: Elections of Directors”, “Management”, “Corporate Governance”, “Compensation Committee Report On Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information”, “Compensation of Non-Employee Directors”, and “Corporate Governance” sections of our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the “Corporate Governance” and “Certain Relationships and Related Transactions” sections of our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the “Accountant Fees and Services” section of our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

1. Financial Statements. The following financial statements of STEC, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2. Exhibits. The exhibits listed on the accompanying index immediately following the signature page are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

STEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STEC, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of STEC, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Orange County, California
February 23, 2010

STEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
ASSETS:
Current Assets:
Cash and cash equivalents	$135,658	$33,379
Short-term investments	10,000	—
Accounts receivable, net of allowances of $3,557 at December 31, 2009 and $1,196 at December 31, 2008	78,373	43,516
Inventory	42,739	63,985
Deferred income taxes	—	1,302
Other current assets	2,840	7,872

Total current assets	269,610	150,054

Leasehold interest in land	2,543	2,587
Property, plant and equipment	39,911	44,406
Intangible assets	292	573
Goodwill	1,682	1,682
Other long-term assets	5,076	2,720
Deferred income taxes	6,448	4,407

Total assets	$325,562	$206,429

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$29,911	$13,097
Accrued and other liabilities	14,070	10,339

Total current liabilities	43,981	23,436

Long-term income taxes payable	2,986	1,430

Commitments and contingencies (Note 10)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,284,438 shares issued and outstanding as of December 31, 2009 and 48,429,348 shares issued and outstanding as of December 31, 2008	50	48
Additional paid-in capital	154,087	129,670
Retained earnings	124,458	51,845

Total shareholders’ equity	278,595	181,563

Total liabilities and shareholders’ equity	$325,562	$206,429

The accompanying notes are an integral part of these consolidated financial statements

STEC, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net revenues	$354,183	$227,445	$188,652
Cost of revenues	185,236	156,358	131,643

Gross profit	168,947	71,087	57,009

Sales and marketing	20,352	19,045	17,382
General and administrative	28,543	25,476	17,909
Research and development	27,481	21,081	14,971
Special charges (Note 8)	3,408	—	—

Total operating expenses	79,784	65,602	50,262
Operating income	89,163	5,485	6,747
Other income	601	1,380	3,786

Income from continuing operations before provision for income taxes	89,764	6,865	10,533
Provision for income taxes	18,221	2,714	4,723

Income from continuing operations	71,543	4,151	5,810
Discontinued operations (Note 6):
Income from operations of Consumer Division (including gain on disposal of $8,005 in 2007)	1,838	238	7,094
Provision for income taxes	768	97	2,890

Income from discontinued operations	1,070	141	4,204

Net income	$72,613	$4,292	$10,014

Net income per share:
Basic:
Continuing operations	$1.45	$0.09	$0.12
Discontinued operations	0.02	—	0.08

Total	$1.47	$0.09	$0.20

Diluted:
Continuing operations	$1.41	$0.08	$0.11
Discontinued operations	0.02	—	0.08

Total	$1.43	$0.08	$0.19

Shares used in per share computation:
Basic	49,350,384	49,956,111	49,843,272

Diluted	50,896,358	51,132,417	51,587,784

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, December 31, 2006	48,677,834	$49	$128,353	$37,612	$166,014
Adoption of ASC 740	—	—	—	(73)	(73)
Net income	—	—	—	10,014	10,014
Repurchase of common shares	(335,847)	(1)	(2,512)	—	(2,513)
Exercise of stock options	2,006,186	2	8,110	—	8,112
Vesting of restricted stock units	85,499	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	2,876	—	2,876
Stock-based compensation expense	—	—	1,115	—	1,115

Balances, December 31, 2007	50,433,672	50	137,942	47,553	185,545
Net income	—	—	—	4,292	4,292
Repurchase of common shares	(3,398,619)	(3)	(19,484)	—	(19,487)
Exercise of stock options	1,263,980	1	5,924	—	5,925
Vesting of restricted stock units	130,315	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	2,883	—	2,883
Stock-based compensation expense	—	—	2,405	—	2,405

Balances, December 31, 2008	48,429,348	48	129,670	51,845	181,563
Net income				72,613	72,613
Exercise of stock options	1,787,288	2	9,469	—	9,471
Vesting of restricted stock units	67,802	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	9,817	—	9,817
Stock-based compensation expense	—		5,131		5,131

Balances, December 31, 2009	50,284,438	$50	$154,087	$124,458	$278,595

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net income	$72,613	$4,292	$10,014
Income from discontinued operations	(1,070)	(141)	(4,204)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,193	9,233	4,699
Loss (gain) on sale of property, plant and equipment	34	(248)	(1)
Non-cash special charges and impairment loss	2,144	318	—
Accounts receivable provisions	2,641	786	233
Inventory excess and obsolescence expense	4,774	3,827	2,515
Deferred income taxes	(693)	(890)	(325)
Stock-based compensation expense	5,131	2,405	1,115
Excess tax benefits from share-based payment arrangements	(9,817)	(2,883)	(2,876)
Change in operating assets and liabilities:
Accounts receivable	(37,498)	(10,014)	770
Inventory	16,472	(36,256)	17,382
Leasehold interest in land	44	78	(2,376)
Other assets	(2,245)	(599)	(219)
Accounts payable	14,519	(3,890)	(5,433)
Income taxes	15,952	(101)	1,641
Accrued and other liabilities	3,519	2,824	(213)
Net cash flows provided by (used in) discontinued operations	1,070	(145)	6,662

Net cash provided by (used in) operating activities	99,783	(31,404)	29,384

Cash flows from investing activities:
Proceeds from sale of Consumer Division	—	—	43,043
Purchases of short-term investments	(15,200)	(47,770)	(496,288)
Sales of short-term investments	5,200	47,770	496,288
Purchase of property, plant and equipment	(7,357)	(19,177)	(27,622)
Proceeds from sale of furniture, fixtures and equipment	565	313	62
Net cash flows provided by discontinued operations	—	—	77

Net cash (used in) provided by investing activities	(16,792)	(18,864)	15,560

Cash flows from financing activities:
Borrowings under line of credit	—	35,000	—
Payments made on borrowings under line of credit	—	(35,000)	—
Proceeds from exercise of stock options	9,471	5,925	8,112
Excess tax benefits from share-based payment arrangements	9,817	2,883	2,876
Repurchase of common shares	—	(19,487)	(2,513)

Net cash provided (used in) by financing activities	19,288	(10,679)	8,475

Net increase (decrease) in cash	102,279	(60,947)	53,419
Cash and cash equivalents at beginning of period	33,379	94,326	40,907

Cash and cash equivalents at end of period	$135,658	$33,379	$94,326

Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$7,939	$4,128	$6,589

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$1,529	$175	$967

Additions to other assets acquired under accounts payable	$766	$193	$—

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

STEC, Inc. is a leading global provider of enterprise-class Flash solid-state drives (“SSDs”) that are designed to increase the performance of enterprise-storage systems and servers that companies use to retain and access their critical data. The Company’s products are designed specifically for storage systems and servers that run applications requiring a high level of input/output operations per second (“IOPS”) performance, capacity, reliability and low latency.

2. Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the accounts of STEC, Inc. and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 8) considered necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The Company evaluated subsequent events through February 23, 2010, which is the date these financial statements were issued.

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

Financial Instruments:

Financial instruments consist principally of cash equivalents and short-term investments, accounts receivable and accounts payable. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009, cash equivalents and short-term investments consisted of FDIC-insured certificates of deposits.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, plant and equipment may not be recoverable in accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Leasehold Interest in Land:

Leasehold interest in land represents payments made for the use of land in Malaysia over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements.

Capitalized Internal Use Software Costs:

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with ASC 350-40, “Internal-Use Software.” Capitalized computer software costs consist of purchased software licenses and implementation costs. The capitalized software costs are being amortized on a straight-line basis over a period of three years.

Goodwill and Intangible Assets:

In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division in 2007, the Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per ASC 350, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. The Company completed its annual goodwill impairment analysis at December 31, 2009 and determined that no adjustment to the carrying value of goodwill was required. A significant decrease in its future stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its intangibles assets may not be recoverable in accordance with the provisions of ASC 360. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2009.

Revenue Recognition:

Revenue is recognized in accordance with ASC 605-10-S99, “SAB Topic 13, Revenue Recognition.” Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectibility is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss. A substantial portion of the Company’s product sales are on FOB shipping point terms where product title passes to the Company’s customer at the time it is shipped from the Company’s warehouse. Products sales on FOB destination terms are not recognized until delivered to the customer. The Company also maintains inventory, or hubbing, arrangements with certain of its customers. Pursuant to these arrangements, the Company

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivers products to a customer or a designated third party warehouse based upon the customer’s projected needs but does not recognize product revenue unless and until the customer has removed the product from the warehouse to incorporate into its end products. In addition, in 2007 and 2008, the Company entered into value-add revenue agreements with two of its dynamic random access memory (“DRAM”) customers. Under the terms of the agreements, the Company is no longer the primary obligor, and the Company’s general inventory risk on DRAM chips used in the manufacture of memory modules for the customers has been eliminated. As a result, the Company records the related revenue on a value-add only basis, passing through the cost of the DRAM chips and charging the customers only for the manufacturing and kitting services provided by the Company. This accounting method conforms to ASC 605-45, “Principal Agent Considerations.”

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

Following are the changes in the account receivable allowance for doubtful accounts, sales returns, price protection and other deductions, during the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
December 31, 2009	$1,196	$2,641	$(280)	$3,557

December 31, 2008	$944	$786	$(534)	$1,196

December 31, 2007	$1,157	$233	$(446)	$944

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2009, 2008 and 2007, shipping and handling costs were approximately $930,000, $1.7 million and $960,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2009, 2008 and 2007, shipping and handling costs billed to customers were $10,000, $114,000 and $112,000, respectively.

Sales and Marketing Incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with ASC 605-50, “Customer Payments and Incentives.” For the years ended December 31, 2009, 2008 and 2007, sales and marketing incentives amounted to $4.2 million, $1.1 million and $1.2 million, respectively, and were offset against revenues.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, the Company adopted the interpretations issued by the Financial Accounting Standards Board (“FASB”) which establishes a single model to address accounting for uncertain tax positions in accordance with ASC 740, “Income Taxes.” The new interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock options. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Per Share Information:

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. The dilutive effect of stock options and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of ASC 718.

For the years ended December 31, 2009, 2008 and 2007, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to the weighted average number of shares outstanding of 1,545,974, 1,176,306, and 1,430,652, respectively.

Common stock equivalents of 1,553,358, 2,726,364 and 479,511 shares for the years ended December 31, 2009, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. The Company repurchased 3,398,619 shares of common stock at an average share price of $5.73, including commissions, under two separate stock repurchase plans in 2008. The Company repurchased 335,847 shares of common stock at an average share price of $7.48, including commissions, in 2007. The first repurchase plan was originally approved by the Company’s board of directors in July 2006 to enable the Company to repurchase up to $10 million of its common stock over an 18-month period, which expired on February 14, 2008. This plan was expanded in May 2007 to enable the Company to repurchase up to $60 million of its common stock through the period ended November 18, 2008. In November 2008, the board of directors authorized a share repurchase program effective November 19, 2008, enabling the Company to repurchase up to $10 million of its common stock over an 18-month period expiring on May 18, 2010. Additionally, in November 2009, our board of directors authorized a share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. At December 31, 2009, $80 million was still authorized for the repurchase of shares under these plans. The Company did not make any share repurchases in 2009.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2009		2008		2007
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
Customer A	78.1%	45.1%	31.6%	15.2%	*
Customer B	*	*	23.5%	34.4%	50.1%

Total	78.1%	45.1%	55.1%	49.6%	50.1%

*	Less than 10%

No other single customer accounted for more than 10% of accounts receivable or revenues at December 31, 2009 and 2008, or for each of the three years in the period ended December 31, 2009. The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

International sales, which are derived from billings to foreign customers, accounted for $177.8 million or 50.2%, $59.9 million or 26.3%, and $36.8 million or 19.5%, of our total revenues in 2009, 2008 and 2007, respectively. In 2009, 16.1% and 12.0% of our revenues were derived from billings to customers in the Czech Republic and Malaysia, respectively. In 2008, 11.1% of our revenues were derived from billings to customers in Malaysia. No other foreign geographic area or single foreign country accounted for more than 10% of our total revenues in 2009, 2008 or 2007. In 2009, the majority of the Company’s international sales are export sales which are shipped primarily from the Company’s facility in Malaysia.

At December 31, 2009 and 2008, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit.

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

Total assets by geographic region for the year ended December 31, 2009 and 2008 were as follows (amounts in thousands):

	December 31, 2009	December 31, 2008
United States	$180,076	$105,379
Malaysia	136,913	96,446
Other	8,573	4,604

Total	$325,562	$206,429

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income:

ASC 220, “Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in shareholders’ equity. The Company did not have any items of other comprehensive income or loss other than net income in the years ended December 31, 2009, 2008 and 2007.

New Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3. Inventory:

Inventory consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Raw materials	$34,293	$41,554
Work-in-progress	156	706
Finished goods	8,290	21,725

	$42,739	$63,985

The Company has written down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were $4.8 million, $3.8 million and $2.5 million in 2009, 2008 and 2007, respectively.

4. Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Buildings and improvements	$20,124	$17,969
Furniture and fixtures	1,186	850
Equipment	48,133	59,483

	69,443	78,302
Accumulated depreciation and amortization	(29,532)	(33,896)

	$39,911	$44,406

For the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation expense of approximately $10.6 million, $8.8 million and $4.3 million, respectively.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued and Other Liabilities:

Accrued and Other Liabilities consisted of the following as of (in thousands):

(in thousands)	December 31, 2009	December 31, 2008
Payroll costs	$7,510	$5,703
Marketing	3,112	929
Other	3,448	3,707

Total	$14,070	$10,339

6. Discontinued Operations:

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivables and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. Since the Company was unable to resolve the remaining open issues with Fabrik related to the sale of the Consumer Division and as a result of the indemnification period for claims as specified in the Purchase Agreement having expired in February 2009, the Company recorded $215,000, net of taxes, related to the write off of amounts owed to the Company under the original purchase as a loss from discontinued operations in 2009. Additionally, in 2009, the Company recorded other income of $1.3 million, net of taxes, related to a cash settlement from a class-action lawsuit involving former suppliers of DRAM to the Company’s former Consumer Division.

Operating results of the Consumer Division as discontinued operations for the three years ended December 31, 2009, 2008 and 2007 are summarized as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Net revenues	$—	$—	$28,693

Income from discontinued operations	1,838	238	7,094
Provision for income taxes	(768)	(97)	(2,890)

Income from discontinued operations	$1,070	$141	$4,204

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets:

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$824	$246	$1,070	$637	$433
Customer relationships (five years)	792	746	46	792	652	140

Total intangible assets	$1,862	$1,570	$292	$1,862	$1,289	$573

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

The Company recorded amortization expense for the years ended December 31, 2009, 2008 and 2007 of $281,000, $379,000 and $379,000, respectively. Based on the Company’s intangible asset impairment analysis, it was determined that no impairment charge was necessary as of December 31, 2009.

Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2010 and 2011 is $180,000 and $112,000, respectively. Amortization will be completed as of the end of 2011.

8. Special Charges:

Special charges consist of the following (in thousands):

For the Year Ended December 31, 2009
Employee severance and termination benefits	$1,770
Asset impairments	1,638

Total special charges	$3,408

There were no special charges during the year ended December 31, 2008 or 2007.

During the three months ended March 31, 2009, the Company commenced a reduction of its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. This reduction, which mostly impacted its U.S.-based workforce, was substantially completed by December 31, 2009. The majority of the reduction occurred during the first nine months of 2009 and affected 247 employees, including 202 in manufacturing, 20 in sales and marketing, 20 in research and development, and 5 in administration. In connection with this reduction in workforce in 2009, the Company recorded a charge of approximately $1.8 million for severance and related costs, all of which was paid by December 31, 2009. The Company does not expect to incur significant restructuring costs from this reduction in workforce during the year ending December 31, 2010.

In connection with the transition of operations to Malaysia, the Company conducted an assessment for the impairment of certain property, plant and equipment. As the Company finalized its plans for the transition of operations to Malaysia in the second quarter of 2009, the Company determined that certain manufacturing-related property or equipment assets were impaired. Carrying value of the assets was adjusted to reflect estimated fair value, which was based on market prices, prices of similar assets, and other available information. The Company recorded asset impairments totaling $1.6 million during the year ended December 31, 2009.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes:

Pre-tax income from continuing operations was taxed under the following jurisdictions (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Domestic	$39,441	$11,781	$16,658
Foreign	50,323	(4,916)	(6,125)

	$89,764	$6,865	$10,533

The provision for income taxes from continuing operations consists of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Current
Federal	$14,189	$2,328	$4,342
State	4,274	882	306
Foreign	383	397	251

	18,846	3,607	4,899

Deferred
Federal	419	638	486
State	(1,048)	(1,451)	(662)
Foreign	4	(80)	—

	(625)	(893)	(176)

Total provision for income taxes from continuing operations	$18,221	$2,714	$4,723

The provision for income taxes from continuing operations differs from the amount that would result from applying the federal statutory rate as follows:

	For the Year Ended December 31,
	2009	2008	2007
Statutory regular federal income tax	35%	35%	35%
Foreign	(19.2)	29.7	22.7
State taxes, including state tax credits net of federal benefit	2.4	(5.5)	(2.2)
Federal tax credits	(1.9)	(20.2)	(2.7)
Permanent differences	2.1	2.5	(6.7)
Other	1.9	(2.0)	(1.3)

	20.3%	39.5%	44.8%

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes applicable to continuing operations and discontinued operations consists of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Provision for income taxes from continuing operations:
Current	$18,846	$3,607	$4,899
Deferred	(625)	(893)	(176)

Total provision for income taxes from continuing operations	18,221	2,714	4,723

Provision for income taxes from discontinued operations:
Current	835	(100)	3,236
Deferred	(67)	197	(346)

Total provision for income taxes from discontinued operations	768	97	2,890

Total income tax expense	$18,989	$2,811	$7,613

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$1,473	$2,615
Accrued expenses	640	491
State taxes	(1,883)	(1,695)
Other	(276)	(109)

Total current	(46)	1,302

Noncurrent deferred tax assets:
Depreciation and amortization	326	(138)
Stock-based compensation expense	900	286
Operating loss carryforwards	360	247
Credit carryforwards	5,154	4,279
Other	68	—

	6,808	4,674
Valuation allowance	(360)	(267)

Total noncurrent	6,448	4,407

	$6,402	$5,709

At December 31, 2009, the Company had the following state credits: research and development credit carryforwards of approximately $5.0 million, which carryforward indefinitely, and enterprise zone credit carryforwards of approximately $123,000, which carryforward indefinitely.

The Company has been granted a fifteen-year tax holiday for its operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased the provision for income taxes by $3.2 million or $0.06 per share and $1.8 million or $0.04 per share in 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had a Malaysian net operating loss carryforward of approximately $1.4 million and $952,000, respectively. The Malaysian carryforward amount is currently suspended and will be available to offset taxable income from operations following the termination of the holiday period. The losses carryover indefinitely, unless certain changes in business operations occur during the carryover period. The Company has established a valuation allowance against this deferred tax asset since management believes that it is more likely than not that the Malaysian net operating loss carryforwards will not be fully utilized. The change in valuation allowance was $93,000 and ($3.0 million) for the years ended December 31, 2009 and 2008, respectively. The increase in valuation allowance from 2008 to 2009 was due to the increase to the Malaysian net operating loss carryforwards.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $32.7 million of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

To the extent that an ownership change has occurred under Internal Revenue Code Section 382 and 383, the Company’s use of its credit carryforwards to offset future taxable income may be limited.

In July 2006, the FASB issued interpretations that clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC 740 and prescribe a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the new interpretations, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the new interpretations provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2009, the Company had approximately $4.7 million of total unrecognized tax benefits. Of the total unrecognized tax benefits, $4.1 million (net of the federal benefit on state issues) represent amounts as of December 31, 2009, that, if recognized, would favorably affect the effective income tax rate in any future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance as of January 1	$2,531	$1,696	$1,431
Increases in tax positions for prior years	83	365	3
Increases in tax positions for current year	2,424	470	262
Decreases due to statute of limitations expiration	(318)	—	—

Balance at December 31	$4,720	$2,531	$1,696

The Company has uncertain tax positions estimated in the range of $0 to $440,000 which are reflected within its corporate tax filings for which the statute of limitations will expire in 2010.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2003 through 2009 tax years generally remain subject to examination by tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2009 and 2008, the Company had recorded a liability of $98,000 and $132,000 for the payment of interest and penalties, respectively.

10. Commitments and Contingencies:

Class Action Litigation

From November 6, 2009 through December 11, 2009, six purported class action complaints were filed against the Company and several of its senior officers and directors. The complaints, which are purportedly brought on behalf of persons who acquired STEC’s common stock during the period of either June 16, 2009 or August 3, 2009 through November 3, 2009, allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. The complaints seek compensatory damages for all damages sustained as a result of the defendants’ actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. In addition, one of the complaints purports to assert claims under the Securities Act of 1933 and includes, as defendants, the underwriters of a secondary public offering conducted by STEC on August 6, 2009. On January 21, 2010, the Court consolidated the federal class actions. The Company believes these class action complaints are without merit and it intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for these matters as management believes it is too early in the proceedings to determine an outcome.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. On January 20, 2010, a shareholder derivative action was filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code (with respect to the state court actions only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. The Company believes these derivative actions are without merit and it intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for these matters as management believes it is too early in the proceedings to determine an outcome.

Other Legal Proceedings

The United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in the Company’s securities. The Company, and certain officers and employees of the Company, including the Company’s CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is fully cooperating with the SEC in regards to this matter.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

As discussed in Note 12, the Company leases the majority of its corporate office facilities from affiliates of Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi as of December 31, 2009. Manouch Moshayedi and Mark Moshayedi are executive officers, directors and major shareholders of the Company. Mike Moshayedi is also a major shareholder of the Company. The Company also leases a number of small facilities in both foreign and domestic locations for its additional sales, research and development and engineering staff and for storage from unaffiliated third parties under operating leases with initial noncancelable lease terms ranging from 1 to 5 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows (in thousands):

	Operating Leases (Related Party)	Operating Leases (Third Party)
2010	$642	$85
2011	642	76
2012	642	47
2013	642	—
2014	642	—
Thereafter	1,658	—

Net minimum lease payments	$4,868	$208

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1.6 million, $1.5 million and $1.1 million, respectively, inclusive of related party balances.

Purchase Commitments

The following table presents our contractual payment obligations and commitments (in thousands):

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$14,177	$13,677	$500	$—	$—
Other non-cancelable purchase commitments	1,000	1,000	—	—	—
Non-cancelable capital equipment purchase commitments	488	488	—	—	—

Total	$15,665	$15,165	$500	$—	$—

Purchase obligations represent open purchase orders for inventory, capital equipment, and other commitments in the ordinary course of business as of December 31, 2009.

401(k) Plan

The Company has a 401(k) retirement savings plan, with Company matching contributions for employees with at least six months of service. Employees may make voluntary contributions of up to 75% of their annual pre-tax compensation to the plan, subject to the maximum limit allowed by the IRS guidelines. The Company makes matching contributions equal to one-half of each participating employee’s matchable contributions to the plan, which cannot exceed 10% of their salary. The Company’s matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee’s second year of employment. For the years ended December 31, 2009, 2008 and 2007, the Company made matching contributions of approximately $714,000, $833,000 and $745,000, respectively.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s Consolidated Income Statement (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$307	$101	$—
Sales and marketing	993	431	262
General and administrative	1,875	697	220
Research and development	1,956	1,176	633

Total stock-based compensation expense	$5,131	$2,405	$1,115

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $903,000, $362,000 and $327,000 in the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the Plan provided for the issuance of up to 23,128,277 shares of common stock. The number of shares of common stock reserved for issuance under the Plan will automatically increase on the first trading day in January in each calendar year by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year, but in no event will exceed 2,500,000 shares. At December 31, 2009 there were 6,036,100 shares of common stock that remained available for grant under the plan. Stock options and restricted stock units generally vest 25% on each anniversary of the grant date for a period of four years. The Plan expires on February 28, 2010.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the option activity under the Plan is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 12/31/06	6,451,032
Granted	490,000
Exercised	(1,994,686)
Expired/forfeited	(84,450)

Outstanding at 12/31/07	4,861,896
Granted	1,327,000
Exercised	(1,263,980)
Expired/forfeited	(103,650)

Outstanding at 12/31/08	4,821,266	$6.29
Granted	1,559,000	$19.91
Exercised	(1,787,288)	$5.33
Expired/forfeited	(318,604)	$7.16

Outstanding at 12/31/09	4,274,374	$11.60	7.21	$28,308,000

Vested and expected to vest at 12/31/09	3,911,477	$11.21	7.04	$26,974,000

Exercisable at 12/31/09	1,705,499	$5.28	4.44	$18,863,000

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $16.34 on December 31, 2009.

During the year ended December 31, 2009, the Company received $9.5 million in cash proceeds from the exercise of 1,787,288 options and $9.8 million for excess tax benefits from share-based payment arrangements. The intrinsic value of stock options exercised in the years ended December 31, 2009, 2008 and 2007 was $34.7 million, $7.7 million and $7.7 million, respectively.

As of December 31, 2009, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under the Plan was $20.6 million, which the Company expects to recognize over a weighted-average period of 3.1 years.

A summary of the Company’s weighted average fair value for stock option activity in 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at December 31, 2008	1,580,500	$5.71
Granted	1,559,000	11.32
Vested	(417,125)	5.50
Forfeited	(153,500)	6.36

Non-vested stock options at December 31, 2009	2,568,875	$9.11

The weighted average grant date fair value of options granted in 2009, 2008 and 2007 was $11.32, $5.97, and $5.00, respectively.

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

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average assumptions used to value the option grants are as follows:

	Year Ended December 31,
	2009	2008	2007
Expected term (years)	5.8	5.8	5.8
Risk-free interest rate	2.6%	3.1%	4.1%
Volatility	64.3%	64.9%	75.0%
Dividend rate	0.0%	0.0%	0.0%

During 2009, 2008 and 2007, the Company issued 255,524, 4,000 and 158,000 restricted stock units, respectively, with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

The following table presents a summary of the status of the Company’s restricted stock units as of December 31, 2009, and changes during the year ended December 31, 2009:

	Restricted Units	Weighted Average Grant Fair Value
Non-vested restricted stock units at December 31, 2008	242,500	$8.16
Granted	255,524	15.92
Vested	(101,250)	8.05
Forfeited	(59,392)	11.06

Non-vested restricted stock units at December 31, 2009	337,382	$13.56

The weighted average grant date fair value of restricted stock units granted in 2009, 2008 and 2007 was $15.92, $10.69 and $11.22, respectively.

As of December 31, 2009, total unrecognized compensation expense related to unvested restricted stock units granted under the Plan was approximately $3.9 million, which the Company expects to recognize over a weighted average period of 2.6 years.

12. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain engineering and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi, each of whom is a major shareholder of the Company as of December 31, 2009. Manouch Moshayedi and Mark Moshayedi are also executive officers and directors of the Company as of December 31, 2009. MDC has no operations other than leasing transactions with the Company.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $20,000 per month during 2009. Beginning August 1, 2007, the monthly base rent was adjusted to approximately $20,000 based on the change in the Consumer Price Index. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $34,000 per month during 2009. Beginning August 1, 2007, the monthly base rent was adjusted to approximately $34,000 based on the change in the Consumer Price Index. For the remainder of the lease, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

Building rent expense for these two facilities amounted to approximately $640,000, $660,000 and $600,000 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, 2008 and 2007, there was no outstanding facility rent owed to MDC.

In 2009, 2008 and 2007, the Company purchased $14,000, $0 and $42,000, respectively, in testing services from QualCenter, Inc., a Texas S Corporation company beneficially owned by Manouch Moshayedi, Mike Moshayedi and Mark Moshayedi. QualCenter is located in Houston, Texas and performs tests and qualification services on Hewlett-Packard desktop, laptop, server, and workstation memory modules. QualCenter performs these services on an exclusive basis for Hewlett-Packard under an arrangement whereby Hewlett-Packard defines and specifies all test and evaluation procedures and methodologies.

13. Credit Facilities:

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guaranteed by certain domestic subsidiaries of the Company. In addition, in the event the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. The Company was subject to a maximum leverage ratio of 2.5 to 1.0 for the year ended December 31, 2009 and a minimum liquidity ratio of 1.0 to 5.0 through December 31, 2009. As of December 31, 2009, there were no borrowings outstanding under our Credit Facility with Wachovia, and we were in compliance with all required covenants. Our leverage and minimum liquidity ratios for the year ended December 31, 2009 were 0.0 and 3.10, respectively. The Credit Facility matures on July 30, 2010.

On November 23, 2009, our subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, bankers acceptance, and bankers and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of December 31, 2009, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as needed basis.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Cash, Cash Equivalents and Short-term Investments:

At December 31, 2009, cash, cash equivalents and short-term investments were invested in certificates of deposit, money market funds and other interest bearing accounts. The Company determined the fair value of its cash equivalents and short-term investments based on “Level 1” inputs, which consisted of quoted prices in active markets for identical assets.

Cash and cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Cash and cash equivalents:
Money market funds	$135,658	$33,379

	135,658	33,379

Short-term investments:
Certificates of deposit	10,000	—

Total cash, cash equivalents and short-term investments	$145,658	$33,379

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Financial Data (unaudited) (in thousands, except per share amounts):

Quarter Ended:	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net revenues	$106,004	$98,293	$86,350	$63,536
Gross profit	53,926	48,815	43,173	23,033
Operating income	30,538	30,418	24,009	4,198
Income from continuing operations	24,508	24,478	19,363	3,194
Income (loss) from discontinued operations	1,285	—	—	(215)
Net income	$25,793	$24,478	$19,363	$2,979
Net income (loss) per share:
Basic:
Continuing operations	$0.49	$0.49	$0.40	$0.07
Discontinued operations	0.02	—	—	(0.01)

Total	$0.51	$0.49	$0.40	$0.06

Diluted:
Continuing operations	$0.47	$0.47	$0.38	$0.07
Discontinued operations	0.03	—	—	(0.01)

Total	$0.50	$0.47	$0.38	$0.06

Quarter Ended:	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net revenues	$56,915	$63,651	$56,199	$50,680
Gross profit	15,845	20,418	18,170	16,654
Operating (loss) income	(2,647)	2,515	3,056	2,561
(Loss) income from continuing operations	(174)	1,157	1,323	1,845
Income from discontinued operations	3	47	91	—
Net (loss) income	$(171)	$1,204	$1,414	$1,845
Net income per share:
Basic:
Continuing operations	$—	$0.02	$0.03	$0.04
Discontinued operations	—	—	—	—

Total	$—	$0.02	$0.03	$0.04

Diluted:
Continuing operations	$—	$0.02	$0.03	$0.04
Discontinued operations	—	—	—	—

Total	$—	$0.02	$0.03	$0.04

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 23rd day of February, 2010.

STEC, Inc.

By:	/S/ MANOUCH MOSHAYEDI
Name:	Manouch Moshayedi
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANOUCH MOSHAYEDI Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	February 23, 2010

/s/ MARK MOSHAYEDI Mark Moshayedi	President, Chief Operating Officer, Chief Technical Officer, Secretary and Director	February 22, 2010

/s/ RAYMOND COOK Raymond Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2010

/s/ F. MICHAEL BALL F. Michael Ball	Director	February 22, 2010

/s/ RAJAT BAHRI Rajat Bahri	Director	February 22, 2010

/s/ CHRISTOPHER COLPITTS Christopher Colpitts	Director	February 22, 2010

/s/ MATTHEW WITTE Matthew Witte	Director	February 22, 2010

/s/ DAN MOSES Dan Moses	Director	February 22, 2010

EXHIBIT INDEX

Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	Exhibit 3.3 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed September 27, 2000.

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2001, filed May 14, 2001.

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	Exhibit 3.1 to the Current Report on Form 8-K of the Registrant, filed March 8, 2007.

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Current Report on Form 8-K of the Registrant, filed October 2, 2007.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws for STEC, Inc. defining the rights of holders of common stock of STEC, Inc.

4.2	Specimen Stock Certificate	Exhibit 4.2 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and the Registrant	Exhibit 10.1 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.2	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and the Registrant	Exhibit 10.2 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.3†	2000 Stock Incentive Plan (as amended through April 17, 2006)	Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-136505) of the Registrant, filed August 11, 2006.

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	Exhibit 10.7 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 3, 2000.

10.5	Distribution and Tax Indemnity Agreement, dated September 26, 2000, by and between the Registrant and each of the shareholders of the Registrant	Exhibit 10.9 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed July 28, 2000.

10.6	License Agreement, dated August 22, 2000, by and between Micron Electronics and the Registrant	Exhibit 10.25 to the Registration Statement on Form S-1/A (File No. 333-32478) of the Registrant, filed September 6, 2000.

10.7	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (24,500 sq. ft. facility)	Exhibit 10.10 to the Registration Statement on Form S-1/A (File No. 333-109372) of the Registrant, filed October 15, 2003.

10.8	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (48,600 sq. ft. facility)	Exhibit 10.11 to the Registration Statement on Form S-1/A (File No. 333-109372) of the Registrant, filed October 15, 2003.

10.9†	Summary of Non-Employee Director Compensation Arrangements	Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed October 30, 2007.

10.10††	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to The Registrant offering special incentives	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed August 30, 2006.

10.11	Asset Purchase Agreement, dated February 9, 2007, by and among Fabrik, Inc., Fabrik Acquisition Corp. and SimpleTech, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed February 12, 2007.

10.12†	2000 Stock Incentive Plan form of Notice of Grant of Stock Option	Exhibit 10.14 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.13†	2000 Stock Incentive Plan form of Stock Option Agreement	Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.14†	2000 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option	Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.15†	2000 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.16†	2000 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	Exhibit 10.18 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006, filed March 30, 2007.

10.17†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Manouch Moshayedi	Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.18†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Dan Moses	Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.19†	Severance and Change in Control Agreement, dated March 3, 2008, by and between the Registrant and Mark Moshayedi	Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed March 7, 2008.

10.20†	Credit Agreement, dated July 30, 2008, among STEC, Inc., its domestic subsidiaries, the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed August 1, 2008.

10.21†	Employment Offer Letter, dated October 15, 2008, between STEC, Inc. and Raymond Cook	Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed November 3, 2008.

10.22†	Severance and Change in Control Agreement, dated November 11, 2008, by and between the Registrant and Raymond Cook	Exhibit 10.21 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2008, filed March 12, 2009.

21.1	List of Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith pursuant to SEC Release No. 33-8238.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.