Form 10-Q
period 2010-03-31
STEC, INC.
filed 2010-05-06
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 30, 2010 was 50,724,741.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2010

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS:
Current Assets:
Cash and cash equivalents	$148,546	$135,658
Short-term investments	9,998	10,000
Accounts receivable, net of allowances of $2,663 at March 31, 2010 and $3,557 at December 31, 2009	19,701	78,373
Inventory	63,117	42,739
Other current assets	3,975	2,840

Total current assets	245,337	269,610

Leasehold interest in land	2,532	2,543
Property, plant and equipment	37,733	39,911
Intangible assets	235	292
Goodwill	1,682	1,682
Other long-term assets	4,995	5,076
Deferred income taxes	11,676	6,448

Total assets	$304,190	$325,562

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$14,198	$29,911
Accrued and other liabilities	11,449	14,070

Total current liabilities	25,647	43,981

Long-term income taxes payable	3,059	2,986

Total liabilities	28,706	46,967

Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,336,326 shares issued and outstanding as of March 31, 2010 and 50,284,438 shares issued and outstanding as of December 31, 2009	50	50
Additional paid-in capital	156,329	154,087
Retained earnings	119,105	124,458

Total shareholders’ equity	275,484	278,595

Total liabilities and shareholders’ equity	$304,190	$325,562

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net revenues	$38,809	$63,536
Cost of revenues	25,623	40,503

Gross profit	13,186	23,033

Sales and marketing	3,796	4,772
General and administrative	6,939	7,366
Research and development	9,654	5,520
Special charges (Note 7)	(66)	1,177

Total operating expenses	20,323	18,835

Operating (loss) income	(7,137)	4,198
Other expense	(134)	(12)

(Loss) income from continuing operations before income taxes	(7,271)	4,186
(Benefit) provision for income taxes	(1,918)	992

(Loss) income from continuing operations	(5,353)	3,194

Discontinued operations (Note 8):
Loss from operations of Consumer Division	—	(356)
Benefit for income taxes	—	141

Loss from discontinued operations	—	(215)

Net (loss) income	$(5,353)	$2,979

Net (loss) income per share:
Basic:
Continuing operations	$(0.11)	$0.07
Discontinued operations	—	(0.01)

Total	$(0.11)	$0.06

Diluted:
Continuing operations	$(0.11)	$0.07
Discontinued operations	—	(0.01)

Total	$(0.11)	$0.06

Shares used in per share computation:
Basic	50,314	48,434

Diluted	50,314	49,063

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(5,353)	$2,979
Loss from discontinued operations	—	215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,058	2,892
Loss on sale of property, plant and equipment	21	6
Non-cash special charges	(105)	—
Accounts receivable (benefit) provision	(874)	321
Deferred income taxes	(4,643)	(357)
Stock-based compensation expense	1,853	661
Excess tax benefits from share-based payment arrangements	(101)	(7)
Change in operating assets and liabilities:
Accounts receivable	59,546	5,298
Inventory	(20,378)	19,286
Leasehold interest in land	11	14
Other assets	(1,184)	807
Accounts payable	(14,391)	(2,499)
Income taxes	251	878
Accrued and other liabilities	(3,329)	(378)

Net cash provided by operating activities	14,382	30,116

Cash flows from investing activities:
Purchases of short-term investments	(4,998)	(5,200)
Sales of short-term investments	5,000	—
Purchases of property, plant and equipment	(2,088)	(865)
Proceeds from sale of property, plant and equipment	203	22

Net cash used in investing activities	(1,883)	(6,043)

Cash flows from financing activities:
Proceeds from exercise of stock options	288	4
Excess tax benefits from share-based payment arrangements	101	7

Net cash provided by financing activities	389	11

Net increase in cash and cash equivalents	12,888	24,084
Cash and cash equivalents at beginning of period	135,658	33,379

Cash and cash equivalents at end of period	$148,546	$57,463

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$66	$230

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company at March 31, 2010, the consolidated results of operations for each of the three months ended March 31, 2010 and 2009, and the consolidated results of cash flows for each of the three months ended March 31, 2010 and 2009 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2009 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform to the 2010 presentation.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debts, inventory reserves, asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. Actual results could differ significantly from those estimates.

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	For the Three Months Ended March 31,
	2010		2009
	Accounts Receivable	Revenues	Accounts Receivable	Revenues
Customer A	28%	35%	*	*
Customer B	22%	15%	*	12%
Customer C	*	*	13%	20%
Customer D	*	*	17%	13%
Customer E	*	*	21%	12%

*	Less than 10%

International sales, which are derived from billings to foreign customers, accounted for 72% and 49% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, 28% and 23% of our revenues were derived from billings to customers in Malaysia and Singapore, respectively. During the three months ended March 31, 2009, 20% and 16% of our revenues were derived from billings to customers in Malaysia and Taiwan, respectively.

Note 3 — Financial Instruments

Financial instruments consist principally of cash equivalents and short-term investments, accounts receivable and accounts payable. Carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2010, cash equivalents and short-term investments consisted of FDIC-insured certificates of deposits and federal government agency notes. The Company determined the fair value of its cash equivalents and short-term investments based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Short-term investments have been classified as available-for-sale securities. As of March 31, 2010, the stated maturities of the Company’s short-term investments are within one year.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents:
Money market funds	$148,546	$135,658

Short-term investments:
Certificates of deposit	5,000	10,000
Federal governement agency notes	4,998	—

Total cash, cash equivalents and short-term investments	$158,544	$145,658

Note 4 — Income Taxes

The Company recorded a benefit for income taxes of $1.9 million and a provision for income taxes of $992,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. The Company’s effective tax rates were 26.4% and 23.7% for the three months ended March 31, 2010 and March 31, 2009, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the three months ended March 31, 2010 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, partially offset by permanent differences between GAAP pre-tax income and taxable income. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the three months ended March 31, 2009 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and federal tax credits related to research and development in the three months ended March 31, 2009. The increase in the effective tax rate for the three months ended March 31, 2010 from the same period in 2009 is due primarily to federal research and development tax credits from which the Company benefitted in 2009, but which have not been considered for 2010 as the federal government has not extended these tax credits to be effective for 2010.

The Company has been granted a fifteen-year tax holiday for its operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday increased our benefit for income taxes by $530,000 in the three months ended March 31, 2010 and decreased our provision for income taxes by $439,000 in the three months ended March 31, 2009. The benefit of the tax holiday on earnings per share was $0.01 for the three months ended March 31, 2010 and March 31, 2009.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect potentially dilutive securities. Options to purchase 4,262,374 and 4,791,016 shares of common stock were outstanding at March 31, 2010 and 2009, respectively. In addition, 317,882 and 215,500 restricted stock units payable in shares of common stock were outstanding at March 31, 2010 and 2009, respectively. For the three months ended March 31, 2009, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to weighted average number of shares outstanding of 628,626. Common stock equivalents of 2,854,985 shares for the three months ended March 31, 2009, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Because the Company incurred a net loss for the three months ended March 31, 2010, the potential dilutive effect of the Company’s outstanding stock options and restricted stock units was not included in the computation of diluted loss per share because these securities were anti-dilutive.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$53,471	$34,293
Work-in-progress	476	156
Finished goods	9,170	8,290

Total	$63,117	$42,739

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Payroll costs	$5,596	$7,510
Marketing	2,131	3,112
Other	3,722	3,448

Total	$11,449	$14,070

Note 7 — Special Charges

Special charges consist of the following (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Employee severance and termination benefits	$39	$1,177
Gain on assets held for sale	(105)	—

Total special charges	$(66)	$1,177

During the three months ended March 31, 2009, the Company commenced a reduction of its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. This reduction, which mostly impacted its U.S.-based workforce, was substantially completed by December 31, 2009. In connection with this reduction in workforce, the Company recorded a charge of approximately $39,000 and $1.2 million for severance and related costs during the three months ended March 31, 2010 and March 31, 2009, respectively, all of which was paid by March 31, 2010. The Company recorded a gain on the sale of impaired assets of approximately $105,000 during the three months ended March 31, 2010. There were no asset impairments during the three months ended March 31, 2009.

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

Note 8 — Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business, which was engaged in the design, final assembly, sale, marketing and distribution of consumer-oriented products based on Flash memory, Dynamic Random Access Memory (“DRAM”) technologies and external storage solutions, known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivable and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. Since the Company has been unable to resolve the remaining open issues with Fabrik related to the sale of the Consumer Division and as a result of the indemnification period for claims as specified in the Purchase Agreement

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

having expired in February 2009, the Company recorded $215,000, net of taxes, related to the write off of amounts owed to the Company under the original purchase as loss from discontinued operations in the first quarter of 2009. In March 2010, Fabrik filed a petition to confirm the January 2008 arbitration ruling, claiming it was owed $486,784 plus accrued interest from the Company. In April 2010, the Company filed a response to the petition defending its position that Fabrik was seeking additional amounts outside of the arbitration ruling and was time barred from its attempt to modify or correct the arbitration award. The Company believes that Fabrik’s petition is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as management believes the outcome of this petition is uncertain.

Operating results of the Consumer Division which are accounted as discontinued operations for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues	$—	$—

Loss from discontinued operations	—	(356)
Benefit for income taxes	—	141

Loss from discontinued operations	$—	$(215)

Note 9 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court has consolidated these actions and appointed Lead Plaintiffs. A consolidated complaint was filed on April 9, 2010, and is purportedly brought on behalf of all persons and entities who acquired the Company’s common stock during the period of June 16, 2009 to February 23, 2010. The consolidated complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against several of the Company’s senior officers and directors for violations of Section 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions including reasonable costs and expenses, and other relief the Court may deem just and proper. The defendants have not yet responded to the consolidated complaint. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and have been stayed until further order of the Court. Two shareholder derivative actions were also filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two lawsuits were consolidated on April 13, 2010. Although a consolidated complaint has not been filed in either the state or the federal derivative actions, the initial complaints allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code (with respect to the state court actions only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters as management believes it is too early in the proceedings to determine an outcome.

Shareholder Demand

From January 5, 2010 through January 29, 2010, the Company received three letters from counsel for purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of the Company’s senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints that have been filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct deficiencies in its internal controls. The letters state that if, within a reasonable time, the

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the named shareholders will commence derivative actions. The Company has responded in writing to counsel for the purported shareholders, stating that the board of directors is considering the demands and will respond in a reasonable time.

Other Legal Proceedings

The SEC is conducting a formal investigation involving trading in the Company’s securities. The Company, and certain officers and employees of the Company, including the Company’s CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is fully cooperating with the SEC in regards to this matter.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which the Company has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.

Note 10 — Credit Facility

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility is guaranteed by certain domestic subsidiaries of the Company. In addition, in the event the Company makes a loan to any of its foreign subsidiaries, the Company has agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. The Company was subject to a maximum leverage ratio of 2.0 to 1.0 for the three months ended March 31, 2010 and a minimum liquidity ratio of 1.0 to 5.0 through March 31, 2010. As of March 31, 2010, there were no borrowings outstanding under our Credit Facility with Wachovia, and the Company was in compliance with all required covenants. The Company’s leverage and minimum liquidity ratios for the three months ended March 31, 2010 were 0.0 and 5.5, respectively. The Credit Facility expires on July 30, 2010.

On November 23, 2009, our subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, bankers acceptance, and bankers and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of March 31, 2010, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as needed basis.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of March 31, 2010			As of December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$858	$212	$1,070	$824	$246
Customer relationships (five years)	792	769	23	792	746	46

Total intangible assets	$1,862	$1,627	$235	$1,862	$1,570	$292

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

Goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with the authoritative guidance for intangible assets. The Company recorded amortization expense of $57,000 and $77,000 for the three months ended March 31, 2010 and 2009, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the years ending December 31, 2010 and 2011 is $123,000 and $112,000, respectively. Amortization will be completed as of the end of 2011.

Note 12 — Shareholders’ Equity

The 2000 Stock Incentive Plan (the “2000 Plan”) was adopted by the Company’s board of directors and approved by its shareholders in June 2000. On April 17, 2006, the 2000 Plan was amended and restated by the board of directors and approved by the Company’s shareholders on May 25, 2006. The 2000 Plan provided for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. The Company issued new shares to satisfy stock option exercises and stock purchases under the 2000 Plan. Under the 2000 Plan, eligible participants were granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the 2000 Plan as amended and restated, allowed for the issuance of restricted stock units to officers and other employees, non-employee board members and consultants. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The Company’s board of directors, its compensation committee or its equity awards committee determined eligibility and vesting schedules for options and restricted stock units granted under the 2000 Plan. Options expire within a period of not more than ten years from the date of grant. The 2000 Plan expired pursuant to its terms on February 28, 2010, and no further shares may be issued under the 2000 Plan.

During the three months ended March 31, 2010, options for the purchase of 75,000 shares at a weighted-average option price of $12.04 per share, with annual vesting of 25%, were awarded pursuant to the 2000 Plan. The contractual lives of 2010 awards are consistent with those of prior years. The per share fair values of the options granted in the three months ended March 31, 2010 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	2.7%
Volatility	68%
Dividend rate	0.0%

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended March 31,
	2010	2009
Cost of revenues	$91	$36
Sales and marketing	373	130
General and administrative	691	213
Research and development	698	282

Total stock-based compensation expense	$1,853	$661

During the three months ended March 31, 2010, the Company received $288,000 in cash proceeds for the exercise of 39,250 options and $101,000 for excess tax benefits from share-based payment arrangements.

The 2010 Incentive Award Plan (the “2010 Plan”), which was adopted by the Company’s board of directors on March 26, 2010, is subject to shareholder approval at the 2010 Annual Meeting of Shareholders of the Company on May 27, 2010. The 2010 Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the 2010 Plan, eligible individuals may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. Other types of equity awards that may be granted under the 2010 Plan include performance awards, dividend equivalents, deferred stock units, stock payments, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company’s board of directors, its compensation committee, or its equity awards committee determines the eligibility and vesting schedules for awards granted under the 2010 Plan. Options expire within a period of not more than ten years from the date of grant.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2008, the board of directors authorized a share repurchase program effective November 19, 2008, enabling the Company to repurchase up to $10 million of its common stock over an 18-month period expiring on May 18, 2010. Additionally, in November 2009, our board of directors authorized a share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. At March 31, 2010, $80 million was still authorized for the repurchase of shares under these plans. The Company did not make any share repurchases in the three months ended March 31, 2010.

Note 13 — New Accounting Pronouncements

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

Cautionary Statement

Certain statements in this report are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential” “predict,” “project,” “should,” and similar expressions, or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; continued growth in the sales of our Flash product line; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; and our ability to protect our intellectual property rights. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Please see our most recent Annual Report on Form 10-K and the other information contained in our other SEC filings for a further discussion of these and other risks and uncertainties applicable to our business. We are not able to predict all of the factors that may affect future results. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with third-party Flash memory to form high-performance SSDs which provide a level of IOPS performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global storage and server original equipment manufacturers (“OEMs”), which integrate them into storage systems and servers used by enterprises in a variety of industries including financial services, government, transportation, defense and aerospace and transaction processing. We also manufacture small form factor Flash SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia.

We market our products to OEMs, leveraging our comprehensive design capabilities to offer custom storage solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized Flash-based SSDs, including our ZeusIOPS and MACH-class of products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash controller design capabilities and enhanced our capabilities to use third-party controllers. We expect to continue to make investments in Flash custom design capabilities and controller development. Flash product revenue decreased 58% from $56.1 million in the first quarter of 2009 to $23.8 million in the first quarter of 2010. Sales of Flash products represented 61% and 88% of our total revenues in the three months ended March 31, 2010 and March 31, 2009, respectively. An inventory carryover related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash revenues in the first quarter of 2010. While we do not have full visibility into customer inventory levels, we have received recent indications that the inventory situation at this customer has been substantially resolved, including the receipt of new purchase orders for scheduled deliveries in the second quarter of 2010. Despite these recent indications, we have limited visibility and assurance as to the level of future sales to this customer.

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

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. DRAM product revenue increased 126% from $6.6 million in the first quarter of 2009 to $14.9 million in the first quarter of 2010. Sales of DRAM products represented 38% and 10% of our total revenues in the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in sales of DRAM products in absolute dollars and as a percentage of our total revenues was due primarily to an increase in product sales to a single customer.

With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. We market our products to OEMs and OEM distributors, leveraging our custom design capabilities to offer custom memory solutions to address their specific needs. Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 79.4% of our revenues during the first three months of 2010, compared to 79.3% of our revenues during the first three months of 2009. We had two customers account for more than 10% of our revenues, at 34.7% and 15.2%, for the three months ended March 31, 2010, compared to four customers, which accounted for more than 10% of our revenues, at 20.2%, 13.4%, 12.2% and 12.0%, for the same period in 2009.

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers’ businesses that utilize our products. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Historically, sales to a limited number of customers, particularly EMC Corporation, has comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially reduce our revenues.”

International sales, which are derived from billings to foreign customers, accounted for 71.5% of our revenues in the first three months of 2010, compared to 49.2% of our revenues in the first three months of 2009. During the three months ended March 31, 2010, 27.6% and 23.0% of revenues were derived from billings to customers in Malaysia and Singapore, respectively. During the three months ended March 31, 2009, 20.3% and 15.6% of our revenues were derived from billings to customers in Malaysia and Taiwan, respectively. Substantially all of our foreign sales are shipped internationally through our facility in Malaysia. For additional information regarding our international sales, see Item 1A, “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended March 31,
	2010	2009
Net revenues	100.0%	100.0%
Cost of revenues	66.0	63.7

Gross profit	34.0	36.3
Operating expenses:
Sales and marketing	9.8	7.5
General and administrative	17.9	11.6
Research and development	24.9	8.7
Special charges	(0.2)	1.9

Total operating expenses	52.4	29.7
Operating (loss) income	(18.4)	6.6
Other expense	(0.3)	0.0

(Loss) income from continuing operations before income taxes	(18.7)%	6.6%

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Net Revenues. Our revenues were $38.8 million in the first quarter of 2010, compared to $63.5 million in the same period in 2009. Revenues decreased 39% in the first quarter of 2010 due primarily to an 18% decrease in unit shipments. The decrease in revenues was due primarily to a 58% decrease in Flash memory sales, partially offset by a 126% increase in sales of DRAM products. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market decreased 60% from $25.7 million in the first quarter of 2009 to $10.4 million in the first quarter of 2010. In addition, an inventory carryover related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash revenues in the first quarter of 2010. While we do not have full visibility into customer inventory levels, based on recent indications, including the receipt of new purchase orders for scheduled deliveries in the second quarter of 2010, we believe the inventory situation at this customer has been substantially resolved. Despite these recent indications, we have limited visibility and assurance as to the level of future sales to this customer.

Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received in the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited.

Gross Profit. Our gross profit was $13.2 million in the first quarter of 2010, compared to $23.0 million in the same period in 2009. Gross profit as a percentage of revenues was 34.0% in the first quarter of 2010, compared to 36.3% in the first quarter of 2009. The decrease in gross profit in absolute dollars was due primarily to decreased revenues for Flash products. Gross profit as a percentage of revenue in the first quarter of 2010 decreased due primarily to a shift in product mix toward lower gross profit margin Flash and DRAM products, partially offset by an $867,000 decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses were $3.8 million in the first quarter of 2010, compared to $4.8 million in the first quarter of 2009. Sales and marketing expenses as a percentage of revenue were 9.8% in the first quarter of 2010, compared to 7.5% in the first quarter of 2009. The decrease in sales and marketing expenses in absolute dollars was due to lower commissions as the result of a decrease in revenues for the first quarter of 2010. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses and higher payroll and payroll-related costs due to higher stock-based compensation and an increase in employee headcount.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $6.9 million in the first quarter of 2010, compared to $7.4 million in the first quarter of 2009. General and administrative expenses as a percentage of revenues were 17.9% and 11.6% in the first quarters of 2010 and 2009, respectively. The decrease in general and administrative expenses was due primarily to a $802,000 decrease in legal fees, partially offset by a $478,000 increase in stock-based compensation. Legal fees decreased as result of an IP-litigation matter which began in the second quarter of 2008 and was settled in the first quarter of 2009. During the first quarter of 2010, we incurred approximately $600,000 of legal fees, in excess of our insurance deductible, which is covered under our director and officer insurance coverage. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until our claim is paid by our insurance carriers.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff and material costs related to new product designs. Research and development expenses were $9.7 million in the first quarter of 2010, compared to $5.5 million in the first quarter of 2009. Research and development expenses as a percentage of revenues were 24.9% in the first quarter of 2010 compared to 8.7% in the first quarter of 2009. Research and development expenses increased due primarily to an increase in payroll and payroll-related costs from our expanding global research and development efforts from our facilities in the United States, United Kingdom, Taiwan and Malaysia that were predominantly related to our Flash product line, which includes the advancement of high-performance SSDs.

Special Charges. Special charges consist of approximately $39,000 in employee severance and termination benefits and approximately $105,000 related to a gain on the sale of previously impaired assets in the first quarter of 2010. For the first quarter of 2009, special charges consisted of approximately $1.2 million in employee severance and termination benefits.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia as described above. In connection with this reduction in workforce, we recorded a charge of approximately $39,000 and $1.2 million for severance and related costs during the three months ended March 31, 2010 and March 31, 2009, respectively. As of March 31, 2010, this restructuring plan is substantially complete and we do not expect to incur significant additional costs related to this restructuring plan in future periods.

Other Expense. Other expense is comprised of losses on foreign currency transactions, partially offset by interest earned on our cash, cash equivalents and short-term investments. Other expense was $134,000 in the first quarter of 2010 and $12,000 in the first quarter of 2009. This increase in other expense resulted primarily due to an increase in losses on foreign currency transactions.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $1.9 million and a provision for income taxes of $1.0 million in the first quarters of 2010 and 2009, respectively. The effective tax rate increased from 23.7% in the first quarter of 2009 to 26.4% in the first quarter of 2010 due primarily to the impact of federal research and development tax credit benefits from which we benefitted in 2009, but which have not been considered for 2010 as the federal government has not extended these tax credits to be effective for 2010. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022 subject to meeting certain conditions. The impact of the Malaysia tax holiday increased our benefit for income taxes by $530,000 in the three months ended March 31, 2010 and decreased our provision for income taxes by $439,000 in the three months ended March 31, 2009. The benefit of the tax holiday on earnings per share was $0.01 for the three months ended March 31, 2010 and March 31, 2009.

(Loss) Income from Continuing Operations. Loss from continuing operations was $5.4 million and income from continuing operations was $3.2 million in the first quarters of 2010 and 2009, respectively. The decrease in income from continuing operations was due primarily to a $9.8 million decrease in gross profit and a $1.5 million increase in operating expenses, partially offset by a $2.9 million decrease in the provision for income taxes. The increase in operating expenses was due primarily to increased investments in research and development for new Flash products, partially offset by a decrease in commissions, a decrease in litigation fees, and a decrease in special charges.

Loss from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $0 and $215,000 in the first quarters of 2010 and 2009, respectively. The loss in the first quarter of 2009 was due primarily to write off of amounts owed to us under the original purchase agreement.

Liquidity and Capital Resources

Working Capital, Cash, Cash Equivalents and Short-term Investments

As of March 31, 2010, we had working capital of $219.7 million, including $158.5 million of cash, cash equivalents, and short-term investments compared to working capital of $225.6 million, including $145.7 million of cash, cash equivalents, and short-term investments as of December 31, 2009 and working capital of $132.2 million, including $62.7 million of cash, cash equivalents, and short-term investments as of March 31, 2009. Current assets were 9.6 times current liabilities at March 31, 2010, compared to 6.1 times current liabilities at December 31, 2009, and 7.2 times current liabilities at March 31, 2009.

Operating Activities

Net cash provided by operating activities was $14.4 million for the three months ended March 31, 2010 and resulted primarily from a $58.7 million decrease in accounts receivable, net of reserves, partially offset by a $20.4 million increase in inventory, a $14.4 million decrease in accounts payable, net loss of $5.4 million, and a $4.6 million benefit from non-cash deferred income taxes. Accounts receivable, net of reserves, decreased due primarily to a decrease in sales in the first quarter of 2010, compared to the fourth quarter of 2009. Inventory increased due primarily to an increase in purchases of raw materials under non-cancelable inventory purchase commitments and a decrease in our inventory turns in the first quarter of 2010, compared to the fourth quarter of 2009. Accounts payable decreased as a result of lower inventory purchases in the first quarter of 2010, compared to the fourth quarter of 2009.

Investing Activities

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2010 resulting primarily from $2.1 million in purchases of property, plant and equipment. During the three months ended March, 31, 2010, we had purchases and sales of short-term investments of $5.0 million.

As of March 31, 2010, we have made capital expenditures of approximately $39 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $14 million over the next five years ending March 31, 2015. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Financing Activities

Net cash provided by financing activities was $389,000 for the three months ended March 31, 2010 and resulted from $288,000 of proceeds realized from the exercise of stock options and a $101,000 tax benefit from excess tax benefits from share-based payment arrangements.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008, enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. Additionally, in November 2009, our board of directors authorized another share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. At March 31, 2010, $80 million was still authorized for the repurchase of shares under these plans. We did not make any share repurchases under this plan in the three months ended March, 31, 2010.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility is guaranteed by certain of our domestic subsidiaries. In addition, in the event we make a loan to any of our foreign subsidiaries, we have agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified leverage and minimum liquidity ratios. We were subject to a maximum leverage ratio of 2.0 to 1.0 for the three months ended March 31, 2010, and a minimum liquidity ratio of 1.0 to 5.0 through March 31, 2010. The Credit Facility expires on July 30, 2010. As of March 31, 2010, there were no borrowings outstanding under our Credit Facility with Wachovia, and we were in compliance with all required covenants. Our leverage and minimum liquidity ratios for the three months ended March 31, 2010 were 0.0 and 5.5, respectively. The Credit Facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, bankers acceptance, and bankers and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of March 31, 2010, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as needed basis.

We believe that our existing assets, cash, cash equivalents and short-term investments on hand, together with the $35 million Credit Facility with Wachovia, which expires on July 30, 2010, the $10 million Short-term Facility with Deutsche, and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Other than lease commitments incurred in the normal course of business (see Contractual Obligation table below), we do not have any material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interest in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

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

Set forth in the table below is our estimate of our significant contractual obligations at March 31, 2010 (in thousands).

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$8,420	$8,420	$—	$—	$—
Operating lease obligations	5,418	907	1,638	1,326	1,547
Other non-cancelable purchase commitments	1,548	1,548	—	—	—
Non-cancelable capital equipment purchase commitments	957	957	—	—	—

Total	$16,343	$11,832	$1,638	$1,326	$1,547

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first three months ended March 31, 2010 and 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Interest Rate Risk

At March 31, 2010, our cash, cash equivalents and short-term investments were $158.5 million invested in money market funds, certificates of deposits, and federal government agency notes. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and short-term investments as of March 31, 2010 were as follows (in thousands, except percentages):

	Expected Maturity Date
	Before 4/1/2011	Thereafter	Total	Fair Value 3/31/2010

Cash and cash equivalents:
Money market funds	$148,546	$—	$148,546	$148,546

	148,546	—	148,546	148,546
Short-term investments:
Certificates of deposit	5,000	—	5,000	5,000
Federal government agency notes	4,998	—	4,998	4,998

	9,998	—	9,998	9,998
Total cash, cash equivalents and short-term investments	$158,544	$—	$158,544	$158,544

Weighted average interest rate	0.06%		0.06%	0.06%

We are also exposed to interest rate risks due to the possibility of changing interest rates under our $35 million two-year senior unsecured revolving credit facility with Wachovia Bank (the “Credit Facility”) and our $10 million short-term credit facility with Deutsche Bank (Malaysia) Berhdad (the “Short-term Facility”). Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The credit facility expires on July 30, 2010. Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of March 31, 2010, there were no borrowings outstanding under our credit facilities.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against us and several of our senior officers and directors in the United States District Court for the Central District of California. The Court has consolidated these actions and appointed Lead Plaintiffs. A consolidated complaint was filed on April 9, 2010 and is purportedly brought on behalf of all persons and entities who acquired our common stock during the period of June 16, 2009 to February 23, 2010. The consolidated complaint alleges claims against us and several of our senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against several of our senior officers and directors for violations of Section 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions including reasonable costs and expenses, and other relief the Court may deem just and proper. The defendants have not yet responded to the consolidated complaint. We believe the lawsuit is without merit and intend to vigorously defend ourselves. No amounts have been recorded in the consolidated financial statements for this matter as we believe it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on our behalf against several of our senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and have been stayed until further order of the Court. Two shareholder derivative actions were also filed purportedly on our behalf against several of our senior officers and directors in the United States District Court for the Central District of California. These two lawsuits were consolidated on April 13, 2010. Although a consolidated complaint has not been filed in either the state or the federal derivative actions, the initial complaints allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code (with respect to the state court actions only) related to allegedly false and misleading statements regarding our business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters as we believe it is too early in the proceedings to determine an outcome.

Shareholder Demand

From January 5, 2010 through January 29, 2010, we received three letters from counsel for purported shareholders demanding that we take action to remedy breaches of fiduciary duties by several of our senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints that have been filed in state and federal court and demand that we take action to recover damages from our senior officers and directors and to correct deficiencies in our internal controls. The letters state that if, within a reasonable time, our board of directors has not commenced the requested action, or if our board of directors refuses to commence the requested action, the named shareholders will commence derivative actions. We have responded in writing to counsel for the purported shareholders, stating that our board of directors is considering the demands and will respond in a reasonable time.

Fabrik Petition

On February 9, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of our business, which was engaged in the design, final assembly, sale, marketing and distribution of consumer-oriented products based on Flash memory, Dynamic Random Access Memory (“DRAM”) technologies and external storage solutions, known as our Consumer Division. The consideration paid to us pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivable and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by us in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. In March 2010, Fabrik filed a petition to confirm the January 2008 arbitration ruling, claiming it was owed $486,784 plus accrued interest. In April 2010, we filed a response to the petition defending our position that Fabrik was seeking additional amounts outside of the arbitration ruling and was time barred from its attempt to modify or correct the arbitration award. We believe that Fabrik’s petition is without merit and intend to vigorously defend ourselves. No amounts have been recorded in the consolidated financial statements for this matter as we believe the outcome of this petition is uncertain.

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

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our suppliers and customers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, no liabilities for these agreements have been recorded as of March 31, 2010.

ITEM 1A.	RISK FACTORS

Our business, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Historically, sales to a limited number of customers, particularly EMC Corporation, has comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially reduce our revenues.

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the three months ended March 31, 2010 and March 31, 2009, sales to our ten largest customers accounted for an aggregate of 79.4% and 79.3%, respectively, of our total revenues. In 2009, our largest customer was EMC Corporation, which accounted for 45.1% of our total revenues.

The major industries in which we participate are dominated by a limited number of OEM companies; therefore, the rate of SSD adoption will be driven by a limited number of potential customers. In addition, the industries in which many of our customers compete have experienced, and may continue to experience, consolidation which may result in increased customer concentration and/or the loss of customers. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. Our customers’ demand for our products can vary considerably from quarter to quarter, and it is difficult to forecast our customers’ demand beyond the immediate future, as purchases in one period may not be indicative of purchases in future periods. We expect that sales of our products to a limited number of customers will continue to comprise a substantial portion of our revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations. For example, the results of our operations for the first quarter of 2010 were negatively impacted due to an inventory carryover by EMC Corporation. If we are unable to secure significant purchase orders from EMC Corporation in the future, our revenues may be negatively impacted.

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

Typically IC devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. In the first three months of 2010, Samsung supplied substantially all of the IC devices used in our Flash memory products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with our inventory. If we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. For example, during 2009, we significantly increased our non-cancelable inventory purchase commitments as a result of the actual and anticipated growth in orders for our ZeusIOPS products. If demand does not meet our expectations, we could incur increased expenses associated with writing off excess or obsolete inventory. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $420,000 and $1.3 million in the first three months of 2010 and 2009, respectively.

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

In addition, from time to time, our industry experiences shortages in IC devices and foundry services which have resulted in placing customers for such products and services, including us, on component allocation. This means that while we may have customer orders, we may not be able to obtain the materials that we need to fill those orders in a timely manner or at competitive prices. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors who are not similarly affected.

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

As described in detail in Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, purported class action complaints were filed in the U.S. District Court for the Central District of California from November 6, 2009 through March 2, 2010, alleging, among other things, that our company and certain of our officers and directors violated the federal securities laws by issuing materially false and misleading statements. In addition, purported shareholder derivative complaints were filed in Orange County Superior Court from November 12, 2009 through December 3, 2009 against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class action complaints. The two derivative lawsuits were consolidated on April 13, 2010. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

In addition, our 2000 Stock Incentive Plan expired on February 28, 2010. If a new incentive award plan is not approved by our shareholders, it may negatively impact our ability to incentivize, retain and attract key personnel. Even if the 2010 Incentive Award Plan is approved at our Annual Meeting of Shareholders on May 27, 2010, there can be no assurance that the level of incentive compensation we offer will be sufficient to retain our key personnel.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 72% and 49%, of our total revenues for the three months ended March 31, 2010 and March 31, 2009, respectively. During the three months ended March 31, 2010, 28% and 23% of our revenues were derived from billings to customers in the Malaysia and Singapore, respectively. During the three months ended March 31, 2009, 20% and 16% of our revenues were derived from billings to customers in Malaysia and Taiwan, respectively. For the first three months of 2010 and the first three months of 2009 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of March 31, 2010, we owned 20 patents and 57 additional patent applications were pending. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

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

As described in Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. Certain of our officers and employees, including our CEO and President, have received subpoenas in connection with this investigation. We are fully cooperating with the SEC in regards to this matter.

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

We operate in different countries throughout the world and are subject to taxation in a variety of jurisdictions. As a result, our future effective tax rates could be impacted by changes in the applicable tax laws of such jurisdictions or the interpretation of such tax laws. For example, in February 2010, the U.S. Treasury Department released its annual proposed changes to the tax rules including changes for U.S. corporations doing business outside the U.S. The proposed changes include provisions to tax excess returns associated with the transfer of intangible assets offshore, limit the ability of U.S. corporations to deduct interest expense attributable to foreign earnings deferred abroad, and modify the foreign tax credit rules. Many of these changes have been proposed to be effective for tax years beginning January 1, 2011. We cannot determine whether these proposals will be enacted into law or what changes, if any, may be made to such proposals prior to their being enacted into law. Depending on their content, such proposals (if enacted) or other changes in the applicable tax laws could increase our effective tax rate and adversely affect our future after-tax profits.

Risks related to our common stock

Two of our largest shareholders are executives and directors of our company and their interests may diverge from other shareholders.

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception and prior to our initial public offering in 2000. As of March 31, 2010, Manouch and Mark Moshayedi beneficially owned approximately 15% of our outstanding common stock (assuming the inclusion of shares of common stock subject to options that are exercisable within 60 days). As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our common stock repurchased and average price paid per share for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of December 31, 2009	1,335,541	$3.74	1,335,541
January 1 through January 31, 2010	—	—	—
February 1 through February 28, 2010	—	—	—
March 1 through March 31, 2010	—	—	—

Total	1,335,541	$3.74	1,335,541	$80,000,033

(1)	In November 2008, our board of directors authorized a share repurchase program effective November 19, 2008 enabling us to repurchase up to $10 million of our common stock over an 18-month period expiring on May 18, 2010. Additionally, in November 2009, our board of directors authorized another share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management determines that additional repurchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were repurchased pursuant to our existing share repurchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1†	Form of Severance and Change in Control Agreement, dated February 22, 2010, entered into between the Registrant and Manouch Moshayedi and between the Registrant and Mark Moshayedi

10.2†	Severance and Change in Control Agreement, dated February 22, 2010, entered into between the Registrant and Raymond Cook

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: May 6, 2010	/S/ RAYMOND COOK
Raymond Cook Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Exhibit Number	Description

10.1†	Form of Severance and Change in Control Agreement, dated February 22, 2010, entered into between the Registrant and Manouch Moshayedi and between the Registrant and Mark Moshayedi

10.2†	Severance and Change in Control Agreement, dated February 22, 2010, entered into between the Registrant and Raymond Cook

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.