Form 10-Q
period 2010-06-30
STEC, INC.
filed 2010-08-03
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 23, 2010 was 50,794,140.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2010

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009

ASSETS:
Current Assets:
Cash and cash equivalents	$142,902	$135,658
Short-term investments	5,000	10,000
Accounts receivable, net of allowances of $2,944 at June 30, 2010 and $3,557 at December 31, 2009	40,666	78,373
Inventory	66,844	42,739
Other current assets	5,211	2,840

Total current assets	260,623	269,610

Leasehold interest in land	2,521	2,543
Property, plant and equipment, net	36,237	39,911
Intangible assets	179	292
Goodwill	1,682	1,682
Other long-term assets	4,881	5,076
Deferred income taxes	12,768	6,448

Total assets	$318,891	$325,562

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$20,840	$29,911
Accrued and other liabilities	11,125	14,070

Total current liabilities	31,965	43,981

Long-term income taxes payable	3,084	2,986

Total liabilities	35,049	46,967

Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,765,640 shares issued and outstanding as of June 30, 2010 and 50,284,438 shares issued and outstanding as of December 31, 2009	51	50
Additional paid-in capital	161,899	154,087
Retained earnings	121,892	124,458

Total shareholders’ equity	283,842	278,595

Total liabilities and shareholders’ equity	$318,891	$325,562

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$61,348	$86,350	$100,157	$149,886
Cost of revenues	35,226	43,177	60,849	83,680

Gross profit	26,122	43,173	39,308	66,206

Sales and marketing	4,807	5,031	8,603	9,803
General and administrative	7,099	6,714	14,038	14,080
Research and development	10,366	5,423	20,020	10,943
Special charges (Note 7)	18	1,996	(48)	3,173

Total operating expenses	22,290	19,164	42,613	37,999

Operating income (loss)	3,832	24,009	(3,305)	28,207
Other income	523	614	389	602

Income (loss) from continuing operations before income taxes	4,355	24,623	(2,916)	28,809
(Provision) benefit for income taxes	(1,418)	(5,260)	500	(6,252)

Income (loss) from continuing operations	2,937	19,363	(2,416)	22,557

Discontinued operations (Note 8):
Loss from operations of Consumer Division	(258)	—	(258)	(356)
Benefit for income taxes	108	—	108	141

Loss from discontinued operations	(150)	—	(150)	(215)

Net income (loss)	$2,787	$19,363	$(2,566)	$22,342

Net income (loss) per share:
Basic:
Continuing operations	$0.06	$0.40	$(0.05)	$0.46
Discontinued operations	—	—	—	—

Total	$0.06	$0.40	$(0.05)	$0.46

Diluted:
Continuing operations	$0.06	$0.38	$(0.05)	$0.45
Discontinued operations	—	—	—	—

Total	$0.06	$0.38	$(0.05)	$0.45

Shares used in per share computation:
Basic	50,673	48,871	50,495	48,654

Diluted	51,463	50,702	50,495	49,883

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,566)	$22,342
Loss from discontinued operations	150	215
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,231	5,992
Loss on sale of property, plant and equipment	22	40
Non-cash special charges	(104)	2,256
Accounts receivable (benefit) provision	(535)	1,526
Deferred income taxes	(5,881)	(1,427)
Stock-based compensation expense	4,032	1,698
Excess tax benefits from share-based payment arrangements	(1,516)	(3,459)
Change in operating assets and liabilities:
Accounts receivable	38,242	(8,510)
Inventory	(24,105)	26,329
Leasehold interest in land	22	25
Other assets	(1,154)	(359)
Accounts payable	(9,640)	(3,171)
Income taxes	2,710	8,360
Accrued and other liabilities	(4,663)	2,721
Cash flows used in discontinued operations	(27)	—

Net cash provided by operating activities	1,218	54,578

Cash flows from investing activities:
Purchases of short-term investments	(4,998)	(5,200)
Sales of short-term investments	9,998	—
Purchases of property, plant and equipment	(2,974)	(3,214)
Proceeds from sale of property, plant and equipment	219	134

Net cash provided by (used in) investing activities	2,245	(8,280)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,265	5,367
Excess tax benefits from share-based payment arrangements	1,516	3,459

Net cash provided by financing activities	3,781	8,826

Net increase in cash and cash equivalents	7,244	55,124
Cash and cash equivalents at beginning of period	135,658	33,379

Cash and cash equivalents at end of period	$142,902	$88,503

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$554	$219

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company at June 30, 2010, the consolidated results of operations for each of the three and six months ended June 30, 2010 and 2009, and the consolidated results of cash flows for each of the six months ended June 30, 2010 and 2009 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2009 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform to the 2010 presentation.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	Revenues	Revenues	Revenues	Revenues
Customer A	38%	39%	23%	28%
Customer B	*	12%	*	13%
Customer C	13%	12%	14%	12%
Customer D	18%	10%	25%	*
Customer E	*	*	*	11%

*	Less than 10%

International sales, which are derived from billings to foreign customers, as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Malaysia	16%	*	21%	11%
Singapore	16%	*	19%	*
Czech Republic	11%	*	*	*
Taiwan	*	13%	*	14%
Other	13%	23%	22%	17%

Total	56%	36%	62%	42%

*	Less than 10%

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, cash equivalents and short-term investments consisted of money market funds and FDIC-insured certificates of deposits. The Company determined the fair value of its cash equivalents and short-term investments based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Short-term investments have been classified as available-for-sale securities. As of June 30, 2010, the stated maturities of the Company’s short-term investments are within one year.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents:
Money market funds	$142,902	$135,658

Short-term investments:
Certificates of deposit	5,000	10,000

Total cash, cash equivalents and short-term investments	$147,902	$145,658

Note 4 — Income Taxes

The Company recorded a benefit for income taxes of $500,000 and a provision for income taxes of $6.3 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The Company’s effective tax rates were 17.1% and 21.7% for the six months ended June 30, 2010 and June 30, 2009, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2010 resulted primarily from foreign income taxed at rates lower than the federal statutory rate, partially offset by permanent differences between GAAP pre-tax income and taxable income. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2009 resulted primarily from foreign income taxed at rates lower than the federal statutory rate. The decrease in the effective tax rate for the six months ended June 30, 2010 from the same period in 2009 is due primarily to an increase in foreign sales and income by international subsidiaries in lower tax rate jurisdictions as a percentage of total Company sales and income during the six months ended June 30, 2010 compared to the same period in 2009.

The Company has been granted a fifteen-year tax holiday for its operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased the provision for income taxes by $980,000 and $1.3 million in the three months ended June 30, 2010 and June 30, 2009, respectively. The impact of the Malaysia tax holiday increased the benefit for income taxes by $1.5 million in the six months ended June 30, 2010 and decreased the provision for income taxes by $1.7 million in the six months ended June 30, 2009. The benefit of the tax holiday on earnings per share was $0.02 and $0.03 for the three months ended June 30, 2010 and June 30, 2009, respectively, and $0.03 for the six months ended June 30, 2010 and June 30, 2009, respectively.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect potentially dilutive securities. Options to purchase 4,515,459 and 4,375,497 shares of common stock were outstanding at June 30, 2010 and 2009, respectively. In addition, 645,632 and 377,740 restricted stock units payable in shares of common stock were outstanding at June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and June 30, 2009, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to the weighted average number of shares outstanding of 789,993 and 1,830,568, respectively. Common stock equivalents of 2,572,869 and 1,655,000 shares for the three months ended June 30, 2010 and June 30, 2009, respectively, and 2,254,993 shares for the six months ended June 30, 2009, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2009, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to the weighted average number of shares outstanding of 1,229,597. Because the Company incurred a net loss for the six months ended June 30, 2010, the potential dilutive effect of the Company’s outstanding stock options and restricted stock units was not included in the computation of diluted loss per share because these securities were anti-dilutive.

Note 6 — Supplemental Balance Sheet Information

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$53,471	$34,293
Work-in-progress	590	156
Finished goods	12,783	8,290

Total	$66,844	$42,739

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Payroll costs	$5,965	$7,510
Marketing	650	3,112
Other	4,510	3,448

Total	$11,125	$14,070

Note 7 — Special Charges

Special charges consist of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Employee severance and termination benefits	$30	$449	$69	$1,626
(Gain) loss on assets held for sale	(12)	1,547	(117)	1,547

Total special charges	$18	$1,996	$(48)	$3,173

During the three months ended March 31, 2009, the Company commenced the first phase of a reduction in its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. The first phase, which mostly impacted its U.S.-based workforce, was completed by March 31, 2010. In connection with the first phase reduction in workforce, the Company recorded a charge of $449,000 during the three months ended June 30, 2009. During the three months ended June 30, 2010, the Company commenced the second phase of a reduction in its workforce, which also primarily impacted its Santa Ana, California headquarters and is expected to be substantially completed by the end of the fourth quarter of 2010. In connection with the second phase of the reduction in workforce, the Company recorded a charge for severance and related costs of approximately $30,000 during the three months ended June 30, 2010. In connection with both the first and second phases of its reduction in workforce, the Company recorded charges of $69,000 and $1.6 million during the six months ended June 30, 2010 and June 30, 2009, respectively. The Company recorded gains on the sale of impaired assets of approximately $12,000 and $117,000 during the three and six months ended June 30, 2010, respectively. The Company recorded asset impairments totaling $1.5 million during the three and six months ended June 30, 2009.

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

Activity and liability balances related to the 2009 restructuring plan during the six months ended June 30, 2010 are as follows (in thousands):

Workforce Reductions
Restructuring balance, December 31, 2009	$—
Charged to costs and expenses	69
Cash payments	(55)

Restructuring balance, June 30, 2010	$14

The remaining accrued restructuring balance is included in Accrued and Other Liabilities in the Unaudited Condensed Consolidated Balance Sheets and consists of obligations related to employee severance benefits. These obligations were paid in July 2010.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Discontinued Operations

On February 9, 2007, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of the Company’s business, which was engaged in the design, final assembly, sale, marketing and distribution of consumer-oriented products based on Flash memory, Dynamic Random Access Memory (“DRAM”) technologies and external storage solutions, known as the Consumer Division of the Company. The consideration paid to the Company pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivable and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by the Company in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. In March 2010, Fabrik filed a petition to confirm the January 2008 arbitration ruling, claiming it was owed an additional $486,784 plus accrued interest from the Company. In April 2010, the Company filed a response to the petition defending its position that Fabrik was seeking additional amounts outside of the arbitration ruling and was time barred from its attempt to modify or correct the arbitration award. In May 2010, Fabrik withdrew its petition and the parties satisfactorily resolved their dispute in July 2010.

Operating results of the Consumer Division, which are accounted for as discontinued operations for the three and six months ended June 30, 2010 and June 30, 2009, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$—	$—	$—	$—

Loss from discontinued operations	(258)	—	(258)	(356)
Benefit for income taxes	108	—	108	141

Loss from discontinued operations	$(150)	$—	$(150)	$(215)

Note 9 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated these actions and appointed Lead Plaintiffs. A consolidated complaint was filed on April 9, 2010, and is purportedly brought on behalf of all persons and entities who acquired the Company’s common stock during the period of June 16, 2009, to February 23, 2010. The consolidated complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against several of the Company’s senior officers and directors for violations of Section 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions including reasonable costs and expenses, and other relief the Court may deem just and proper. On May 12, 2010, the defendants filed a motion to dismiss the consolidated complaint. On July 15, 2010, prior to hearing the defendants’ motion, the Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The Court has not yet ruled on the defendants’ motion to dismiss. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009, through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and have been stayed until further order of the Court. Two shareholder derivative actions were also filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two lawsuits were consolidated on April 13, 2010 but stayed by order of

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Court on June 23, 2010. A consolidated complaint has been filed in the state derivative action and the federal derivative action. The operative complaints in both actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code (with respect to the state court actions only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters as management believes it is too early in the proceedings to determine an outcome.

Shareholder Demand

From January 5, 2010 through January 29, 2010, the Company received three letters from counsel for purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of the Company’s senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints that have been filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct deficiencies in its internal controls. The letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the named shareholders will commence derivative actions. The Company has responded in writing to counsel for the purported shareholders, stating that the board of directors is considering the demands and will respond in a reasonable time.

Other Legal Proceedings

The United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in the Company’s securities. The Company, and certain officers and employees of the Company, including the Company’s CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is cooperating fully with the SEC in regards to this matter.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010.

Note 10 — Credit Facility

On July 30, 2008, the Company entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility bore interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility was guaranteed by certain domestic subsidiaries of the Company. In addition, in the event the Company made a loan to any of its foreign subsidiaries, the Company had agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility agreement contained customary affirmative and negative covenants, some of which required the maintenance of specified leverage and minimum liquidity ratios. The Company was subject to a maximum leverage ratio of 2.0 to 1.0 for the six months ended June 30, 2010 and a minimum liquidity ratio of 1.0 to 5.0 through June 30, 2010. As of June 30, 2010,

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there were no borrowings outstanding under the Credit Facility with Wachovia, and the Company was in compliance with all required covenants. The Company’s leverage and minimum liquidity ratios for the six months ended June 30, 2010 were 0.0 and 4.2, respectively. The Credit Facility expired on July 30, 2010 and was not renewed.

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees, which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of June 30, 2010, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as needed basis.

Note 11 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$891	$179	$1,070	$824	$246
Customer relationships (five years)	792	792	—	792	746	46

Total intangible assets	$1,862	$1,683	$179	$1,862	$1,570	$292

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

Goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with the authoritative guidance for intangible assets. The Company recorded amortization expense of $56,000 and $77,000 for the three months ended June 30, 2010 and June 30, 2009, respectively, and $113,000 and $154,000 for the six months ended June 30, 2010 and June 30, 2009. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the years ending December 31, 2010 and 2011 is $67,000 and $112,000, respectively. Amortization will be completed as of the end of 2011.

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

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the Company’s board of directors on March 26, 2010, and was approved by its shareholders on May 27, 2010. The 2010 Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the 2010 Plan, eligible individuals may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. Other types of equity awards that may be granted under the 2010 Plan include performance awards, dividend equivalents, deferred stock units, stock payments, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company’s

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

board of directors, its compensation committee, or its equity awards committee determines the eligibility and vesting schedules for awards granted under the 2010 Plan. Options expire within a period of not more than ten years from the date of grant. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting.

At June 30, 2010, the 2010 Plan provided for the issuance of up to 3,397,980 shares of common stock.

During the six months ended June 30, 2010, options for the purchase of 833,500 shares at a weighted-average option price of $12.09 per share, with annual vesting of 25%, were awarded pursuant to the 2000 Plan and 2010 Plan. The contractual lives of 2010 awards are consistent with those of prior years. The per share fair values of the options granted in the six months ended June 30, 2010 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	2.4%
Volatility	67%
Dividend rate	0.0%

During the six months ended June 30, 2010, the Company issued 336,000 restricted stock units with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The weighted average grant date fair value of restricted stock units granted in the first six months of 2010 was $12.06.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$101	$72	$192	$108
Sales and marketing	396	185	769	315
General and administrative	764	396	1,455	608
Research and development	918	385	1,616	667

Total stock-based compensation expense	$2,179	$1,038	$4,032	$1,698

During the six months ended June 30, 2010, the Company received $2.3 million in cash proceeds for the exercise of 463,415 options and $1.5 million for excess tax benefits from share-based payment arrangements.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the board of directors authorized a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period expiring on May 9, 2011. At June 30, 2010, $75 million was authorized for the repurchase of shares under these plans. The Company did not make any share repurchases in the six months ended June 30, 2010.

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

Cautionary Statement

Certain statements in this report are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” and similar expressions, or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; continued growth in the sales of our Flash product line; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; and our ability to protect our intellectual property rights. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Please see our most recent Annual Report on Form 10-K, our subsequent reports on Forms 10-Q and 8-K and our other SEC filings for a further discussion of these and other risks and uncertainties applicable to our business. We are not able to predict all of the factors that may affect future results. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with third-party Flash memory to form high-performance SSDs which provide a level of IOPS performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global storage and server original equipment manufacturers (“OEMs”), which integrate them into storage systems and servers used by enterprises in a variety of industries including financial services, government, transportation, defense and aerospace and transaction processing. We also manufacture small form factor Flash SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in Europe and Asia.

We market our products to OEMs and OEM distributors, leveraging our custom design capabilities to offer memory solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized Flash-based SSDs, including our ZeusIOPS and MACH-class of products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash controller design capabilities and enhanced our capabilities to use third-party controllers. We expect to continue to make investments in Flash custom design capabilities and controller development. Flash product revenue decreased 37% from $76.6 million in the second quarter of 2009 to $48.6 million in the second quarter of 2010. Sales of Flash products represented 79% and 89% of our total revenues in the three months ended June 30, 2010 and June 30, 2009, respectively. An inventory carryover related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash revenues in the first six months of 2010.

A major area of our Flash-based product investment has been applied to SSD technology. We believe the advantages of SSD technology are currently being defined in several distinct market segments including: a) enterprise-storage applications, b) enterprise-server applications, and c) government, defense and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions. In the long term, we expect Flash component pricing to decline, which will serve to improve the comparative economics of Flash-based SSDs versus HDDs in both new and existing storage applications.

With respect to the SSD government, defense and industrial segment, we signed an OEM Agreement (“Agreement”) in May 2009 to supply a defense systems contractor (“Defense Contractor”) with approximately $28 million of our MACH family product through a distributor over a 14-month period ending on July 31, 2010. As of July 31, 2010, the Defense Contractor had purchased approximately $14 million of its $28 million order commitment. Since the Defense Contractor has not met its contractual obligations, we are currently in settlement discussions with the Defense Contractor.

Although the enterprise Flash-based SSD market is relatively new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. Accordingly, on a selective basis, we have introduced certain marketing programs and sales initiatives with our customers, in order to help accelerate the adoption of our SSD products. The increased use of data-tiering software used by storage OEMs may also be a factor in increasing SSD adoption in enterprise systems.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. DRAM product revenue increased 35% from $9.4 million in the second quarter of 2009 to $12.7 million in the second quarter of 2010. Sales of DRAM products represented 21% and 11% of our total revenues in the three months ended June 30, 2010 and June 30, 2009, respectively. The increase in sales of DRAM products in absolute dollars and as a percentage of our total revenues was due primarily to an increase in product sales to a single customer.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 83.0% of our revenues during the first six months of 2010, compared to 82.3% of our revenues during the first six months of 2009, and 87.7% of our revenues during the second quarter of 2010, compared to 86.8% of our revenues during the second quarter of 2009. We had three customers account for more than 10% of our revenues, at 24.6%, 23.2% and 13.7%, for the six months ended June 30, 2010, compared to four customers, which accounted for more than 10% of our revenues, at 27.5%, 12.5%, 12.0%, and 10.5%, for the same period in 2009. We had three customers account for more than 10% of our revenues, at 37.6%, 18.2% and 12.8% in the second quarter of 2010, compared to four customers, which accounted for more than 10% of our revenues, at 38.9%, 11.8%, 11.8%, and 10.0%, for the same period in 2009. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships.

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Historically, sales to a limited number of customers, particularly EMC Corporation, have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially reduce our revenues.”

International sales, which are derived from billings to foreign customers, as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Malaysia	16%	*	21%	11%
Singapore	16%	*	19%	*
Czech Republic	11%	*	*	*
Taiwan	*	13%	*	14%
Other	13%	23%	22%	17%

Total	56%	36%	62%	42%

*	Less than 10%

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.4	50.0	60.8	55.8

Gross profit	42.6	50.0	39.2	44.2
Operating expenses:
Sales and marketing	7.9	5.8	8.6	6.6
General and administrative	11.6	7.8	14.0	9.4
Research and development	16.9	6.3	20.0	7.3
Special charges	0.0	2.3	(0.1)	2.1

Total operating expenses	36.4	22.2	42.5	25.4
Operating income (loss)	6.2	27.8	(3.3)	18.8
Other income	0.9	0.7	0.4	0.4

Income (loss) from continuing operations before income taxes	7.1%	28.5%	(2.9)%	19.2%

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Net Revenues. Our revenues were $61.3 million in the second quarter of 2010, compared to $86.4 million in the same period in 2009. Revenues decreased 29% in the second quarter of 2010 due primarily to a 25% decrease in unit shipments of Flash products. The decrease in revenues was due primarily to a 37% decrease in Flash memory sales, partially offset by a 35% increase in sales of DRAM products. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market decreased 40% from $57.7 million in the second quarter of 2009 to $34.7 million in the second quarter of 2010. An inventory carryover related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash revenues in the second quarter of 2010. Based on new orders received from this customer, we believe the inventory situation at this customer has now been resolved. In addition, during the second quarter of 2010, this customer elected to discontinue the sales incentive program that we implemented at the beginning of the fourth quarter of 2009. As a result, we reversed the related sales incentive program liability and recognized additional revenue in the amount of $1.3 million in the second quarter of 2010.

Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received in the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited.

Gross Profit. Our gross profit was $26.1 million in the second quarter of 2010, compared to $43.2 million in the same period in 2009. Gross profit as a percentage of revenues was 42.6% in the second quarter of 2010, compared to 50.0% in the second quarter of 2009. The decrease in gross profit in absolute dollars was due primarily to decreased revenues for Flash products.

Gross profit as a percentage of revenue in the second quarter of 2010 decreased due primarily to a shift in product mix toward lower gross profit margin non-ZeusIOPS Flash products and DRAM products, partially offset by a $1.5 million decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses were $4.8 million in the second quarter of 2010, compared to $5.0 million in the second quarter of 2009. Sales and marketing expenses as a percentage of revenue were 7.9% in the second quarter of 2010, compared to 5.8% in the second quarter of 2009. The decrease in sales and marketing expenses in absolute dollars was due to a $1.1 million decrease in commissions as the result of a lower revenues for the second quarter of 2010, partially offset by a $580,000 increase in payroll and payroll-related costs due to an increase in employee headcount and higher stock-based compensation and a $250,000 increase in trade show expenses. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.1 million in the second quarter of 2010, compared to $6.7 million in the second quarter of 2009. General and administrative expenses as a percentage of revenues were 11.6% and 7.8% in the second quarters of 2010 and 2009, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to a $370,000 increase in stock-based compensation and a $180,000 increase in professional fees, partially offset by a $320,000 decrease in the loss on impairment of fixed assets.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff and material costs related to new product designs. Research and development expenses were $10.4 million in the second quarter of 2010, compared to $5.4 million in the second quarter of 2009. Research and development expenses as a percentage of revenues were 16.9% in the second quarter of 2010 compared to 6.3% in the second quarter of 2009. Research and development expenses increased due primarily to a $3.4 million increase in payroll and payroll-related costs from our expanding global research and development efforts and a $760,000 increase in new product development expenses that were predominantly related to our Flash product line, which includes the advancement of high-performance SSDs.

Special Charges. Special charges consist of approximately $30,000 in employee severance and termination benefits and approximately $12,000 related to a gain on the sale of previously impaired assets in the second quarter of 2010. For the second quarter of 2009, special charges consisted of approximately $449,000 in employee severance and termination benefits and $1.5 million of asset impairment charges.

During the first quarter of 2010, we completed the first phase of a reduction of our workforce and during the second quarter of 2010, we commenced the second phase of a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia as described above. The first phase of the reduction in our workforce was completed on March 31, 2010. In connection with these reductions in our workforce, we recorded a charge of approximately $30,000 and $449,000 for severance and related costs during the three months ended June 30, 2010 and June 30, 2009, respectively. We expect to incur approximately $1.2 million to $1.5 million of additional costs related to the second phase of the reduction in our workforce, which is expected to be substantially completed by the end of the fourth quarter of 2010. We expect substantially all of the expenses associated with the reduction in our workforce to result in cash expenditures. Actual amounts and the exact timing of the reduction in our workforce could differ from these estimates. Future cash payments related to the second phase of the reduction in our workforce are not expected to significantly impact our liquidity.

We expect that the second phase of a reduction of our workforce will reduce annual operating expenses by approximately $3.5 million, including approximately $1.0 million in cost of revenues, approximately $100,000 in sales and marketing expenses, and approximately $2.4 million in certain research and development expenses that previously supported our Santa Ana, California production operations. We began to realize cost savings in the second quarter of 2010. We expect the cost savings from the second phase of our reduction of our workforce to be partially offset by approximately $1.0 million in incremental cost increases at our foreign subsidiaries, related primarily to headcount increases for our Malaysia facility.

Other Income. Other income was $523,000 in the second quarter of 2010 and $614,000 in the second quarter of 2009. Other income is comprised of government grant income received from the Malaysian government authority for qualified research and development expenses, interest earned on our cash, cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $1.4 million and $5.3 million in the second quarters of 2010 and 2009, respectively. The effective tax rate increased from 21.4% in the second quarter of 2009 to 32.6% in the second quarter of 2010 due primarily to a reduction in the tax benefit recorded on the loss from continuing operations before taxes for the first six months of 2010. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022 subject to meeting certain conditions. The impact of the Malaysia tax holiday decreased our provision for income taxes by $980,000 and $1.3 million in the three months ended June 30, 2010 and June 30, 2009, respectively. The benefit of the tax holiday on earnings per share was $0.02 and $0.03 for the three months ended June 30, 2010 and June 30, 2009, respectively.

Income (Loss) from Continuing Operations. Income from continuing operations was $2.9 million and $19.4 million in the second quarters of 2010 and 2009, respectively. The decrease in income from continuing operations was due primarily to a $17.1 million decrease in gross profit and a $3.1 million increase in operating expenses, partially offset by a $3.8 million decrease in the provision for income taxes. The increase in operating expenses was due primarily to increased investments in research and development for new Flash products, partially offset by a decrease in special charges.

Loss from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $150,000 and $0 in the second quarters of 2010 and 2009, respectively. Loss from discontinued operations was due primarily to a legal settlement related to the resolution of disputes with the acquiring company of our Consumer Division over the final purchase price.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Net Revenues. Our revenues were $100.2 million in the first six months of 2010, compared to $149.9 million in the same period in 2009. Revenues decreased 33% in the first six months of 2010 due primarily to a 32% decrease in unit shipments of Flash products. The decrease in revenues was due primarily to a 45% decrease in Flash memory sales, partially offset by a 72% increase in sales of DRAM products. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market decreased 46% from $83.3 million in the first six months of 2009 to $45.0 million in the first six months of 2010. An inventory carryover related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash revenues in the first six months of 2010. Based on new orders received from this customer, we believe that the inventory situation at this customer has now been resolved.

Gross Profit. Our gross profit was $39.3 million in the first six months of 2010, compared to $66.2 million in the same period in 2009. Gross profit as a percentage of revenues was 39.2% in the first six months of 2010, compared to 44.2% in the first six months of 2009. The decrease in gross profit in absolute dollars was due primarily to decreased revenues for Flash products. Gross profit as a percentage of revenue in the first six months of 2010 decreased due primarily to a shift in product mix toward lower gross profit margin non-ZeusIOPS Flash products and DRAM products, partially offset by a $2.3 million decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses were $8.6 million in the first six months of 2010, compared to $9.8 million in the first six months of 2009. Sales and marketing expenses as a percentage of revenue were 8.6% in the first six months of 2010, compared to 6.6% in the first six months of 2009. The decrease in sales and marketing expenses in absolute dollars was due to a $2.2 million decrease in commissions as the result of lower revenues for the first six months of 2010 and the termination of certain outside manufacturing representative firm commission agreements in the first quarter of 2009, partially offset by a $900,000 increase in payroll and payroll-related costs due to an increase in employee headcount and higher stock-based compensation and a $250,000 increase in trade show expenses. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of some of these expenses.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $14.0 million in the first six months of 2010, compared to $14.1 million in the first six months of 2009. General and administrative expenses as a percentage of revenues were 14.0% and 9.4% in the first six months of 2010 and 2009, respectively. The decrease in general and administrative expenses in absolute dollars was due primarily to a $720,000 decrease in legal fees and a $310,000 decrease in the loss on impairment of fixed assets in the second quarter of 2009, partially offset by an $850,000 increase in stock-based compensation. Legal fees decreased as result of an intellectual property litigation matter which began in the second quarter of 2008 and was settled in the first quarter of 2009.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff and material costs related to new product designs. Research and development expenses were $20.0 million in the first six months of 2010, compared to $10.9 million in the first six months of 2009. Research and development expenses as a percentage of revenues were 20.0% in the first six months of 2010 compared to 7.3% in the first six months of 2009. Research and development expenses increased due primarily to a $6.4 million increase in payroll and payroll-related costs from our expanding global research and development efforts and a $1.4 million increase in new product development expenses that were predominantly related to our Flash product line, which includes the advancement of high-performance SSDs.

Special Charges. Special charges, in connection with the first and second phases of the reduction in our workforce, consist of approximately $69,000 in employee severance and termination benefits and approximately $117,000 related to a gain on the sale of previously impaired assets in the first six months of 2010. For the first six months of 2009, special charges consisted of approximately $1.6 million in employee severance and termination benefits and $1.5 million of asset impairment charges.

Other Income. Other income was $389,000 and $602,000 in the six months of 2010 and 2009, respectively. Other income is comprised of government grant income received from the Malaysian government authority for qualified research and development expenses and interest earned on our cash, cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions. The decrease in other income resulted primarily from an increase in losses on foreign currency transactions.

Provision (Benefit) for Income Taxes. We recorded a benefit for income taxes of $500,000 and a provision for income taxes of $6.3 million in the first six months of 2010 and 2009, respectively. The effective tax rate decreased from 21.7% in the first six months of 2009 to 17.1% in the first six months of 2010 due primarily to an increase in our foreign sales and income by international subsidiaries in lower tax rate jurisdictions as a percentage of total Company sales and income during the six months ended June 30, 2010 compared to the same period in 2009. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022 subject to meeting certain conditions. The impact of the Malaysia tax holiday decreased our provision for income taxes by $1.5 million and $1.7 million in the six months ended June 30, 2010 and June 30, 2009, respectively. The benefit of the tax holiday on earnings per share was $0.03 for the six months ended June 30, 2010 and June 30, 2009.

Income (Loss) from Continuing Operations. Loss from continuing operations was $2.4 million and income from continuing operations was $22.6 million in the first six months of 2010 and 2009, respectively. The decrease in income from continuing operations was due primarily to a $26.9 million decrease in gross profit and a $4.6 million increase in operating expenses, partially offset by a $6.8 million decrease in the provision for income taxes. The increase in operating expenses was due primarily to increased investments in research and development for new Flash products and an increase in payroll and payroll-related expenses, partially offset by a decrease in special charges, commissions, legal fees and loss on impairment.

Loss from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $150,000 in the first six months of 2010 due primarily to a legal settlement related to the resolution of disputes with the acquiring company of our

Consumer Division over the final purchase price. Loss from discontinued operations was $215,000 in the first six months of 2009 due primarily to the write-off of uncollectible receivables from the acquiring company of the Consumer Division arising from the sale and from services performed after the sale.

Liquidity and Capital Resources

Working Capital, Cash, Cash Equivalents and Short-term Investments

As of June 30, 2010, we had working capital of $228.7 million, including $147.9 million of cash, cash equivalents, and short-term investments compared to working capital of $225.6 million, including $145.7 million of cash, cash equivalents, and short-term investments as of December 31, 2009 and working capital of $163.7 million, including $93.7 million of cash, cash equivalents, and short-term investments as of June 30, 2009. Current assets were 8.2 times current liabilities at June 30, 2010, compared to 6.1 times current liabilities at December 31, 2009, and 7.8 times current liabilities at June 30, 2009.

Operating Activities

Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2010 and resulted primarily from a $37.7 million decrease in accounts receivable, net of reserves, non-cash depreciation and amortization expense of $6.2 million, and $4.0 million of stock-based compensation expense, partially offset by a $24.1 million increase in inventory, a $9.6 million decrease in accounts payable, a $4.7 million decrease in accrued and other liabilities, a $5.9 million benefit from non-cash deferred income taxes, and net loss of $2.6 million. Accounts receivable, net of reserves, decreased due primarily to a decrease in sales in the second quarter of 2010, compared to the fourth quarter of 2009. Inventory increased due primarily to an increase in purchases of raw materials under non-cancelable inventory purchase commitments and a decrease in our inventory turns in the second quarter of 2010, compared to the fourth quarter of 2009. Accounts payable decreased as a result of lower inventory purchases in the second quarter of 2010, compared to the fourth quarter of 2009. Accrued and other liabilities decreased due to a decrease in commissions and sales incentives as a result of lower sales in the second quarter of 2010, compared to the fourth quarter of 2009, and the expiration of certain marketing programs in the second quarter of 2010. During the first six months of 2010, we incurred approximately $2.3 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until our claims are paid by our insurance carriers.

Investing Activities

Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2010 resulting primarily from a $5.0 million net decrease in short-term investments, partially offset by $3.0 million in purchases of property, plant and equipment.

As of June 30, 2010, we have made capital expenditures of approximately $39 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $14 million over the next five years ending June 30, 2015. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Financing Activities

Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2010 and resulted from $2.3 million of proceeds realized from the exercise of stock options and a $1.5 million tax benefit from excess tax benefits from share-based payment arrangements.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2009, our board of directors authorized a share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. At June 30, 2010, $75 million was still authorized for the repurchase of shares under these plans. We did not make any share repurchases under this plan in the six months ended June 30, 2010.

On July 30, 2008, we entered into an agreement for a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility bore interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility was guaranteed by certain of our domestic subsidiaries. In addition, in the event we made a loan to any of our foreign subsidiaries, we had agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility agreement contained customary affirmative and negative covenants, some of which required the maintenance of specified leverage and minimum liquidity ratios. We were subject to a maximum leverage ratio of 2.0 to 1.0 for the three months ended June 30, 2010, and a minimum liquidity ratio of 1.0 to 5.0 through June 30, 2010. The Credit Facility expired on July 30, 2010 and was not renewed. As of June 30, 2010, there were no borrowings outstanding under our Credit Facility with Wachovia and we were in compliance with all required covenants. Our leverage and minimum liquidity ratios for the three months ended June 30, 2010 were 0.0 and 4.2, respectively. The Credit Facility was used to maintain liquidity and fund working capital requirements on an as needed basis. We do not have any immediate plans to enter into a new borrowing arrangement to replace this Credit Facility as we believe we have adequate liquidity to meet our capital requirements for the next twelve months. However, if business conditions or other circumstances change, we may elect to pursue additional financing at any point in the future.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees, which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of June 30, 2010, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as needed basis.

We believe that our existing assets, cash, cash equivalents and short-term investments on hand, together with the $10 million Short-term Facility with Deutsche and cash that we expect to generate from our operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected operating and financial results, the competitive landscape and other factors. Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•

General economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, and fluctuation in the global economy;

•

The inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

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

Set forth in the table below is our estimate of our significant contractual obligations at June 30, 2010 (in thousands):

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$109,113	$109,113	$—	$—	$—
Operating lease obligations	5,191	909	1,575	1,326	1,381
Other non-cancelable purchase commitments	986	986	—	—	—
Non-cancelable capital equipment purchase commitments	1,274	1,274	—	—	—

Total	$116,564	$112,282	$1,575	$1,326	$1,381

Inflation

Inflation was not a material factor in either revenue or operating expenses during each of the first six months ended June 30, 2010 and 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Interest Rate Risk

At June 30, 2010, our cash, cash equivalents and short-term investments were $148 million invested in money market funds and certificates of deposits. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

Global economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our portfolio to money market funds and FDIC-insured time deposits, which may negatively impact our investment income, particularly in the form of declining yields.

The carrying amount, principal maturity and estimated fair value of our cash, cash equivalents and short-term investments as of June 30, 2010 were as follows (in thousands, except percentages):

	Expected Maturity Date
	Before 7/1/2011	Thereafter	Total	Fair Value 6/30/2010
Cash and cash equivalents:
Money market funds	$142,902	$—	$142,902	$142,902

Short-term investments:
Certificates of deposit	5,000	—	5,000	5,000

Total cash, cash equivalents and short-term investments	$147,902	$—	$147,902	$147,902

Weighted average interest rate	0.10%		0.10%	0.10%

We are also exposed to interest rate risks due to the possibility of changing interest rates under our $35 million two-year senior unsecured revolving credit facility with Wachovia Bank (the “Credit Facility”) and our $10 million short-term credit facility with Deutsche Bank (Malaysia) Berhdad (the “Short-term Facility”). Borrowings under the Credit Facility will bear interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility expired on July 30, 2010. Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of June 30, 2010, there were no borrowings outstanding under our credit facilities.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against us and several of our senior officers and directors in the United States District Court for the Central District of California. The Court consolidated these actions and appointed Lead Plaintiffs. A consolidated complaint was filed on April 9, 2010 and is purportedly brought on behalf of all persons and entities who acquired our common stock during the period of June 16, 2009, to February 23, 2010. The consolidated complaint alleges claims against us and several of our senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against several of our senior officers and directors for violations of Section 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions including reasonable costs and expenses, and other relief the Court may deem just and proper. On May 12, 2010, the defendants filed a motion to dismiss the consolidated complaint. On July 15, 2010, prior to hearing the defendants’ motion, the Court replaced the former Lead Plaintiffs with a new Lead Plantiff. The Court has not yet ruled on the defendants’ motion to dismiss. We believe the lawsuit is without merit and intend to vigorously defend ourselves. No amounts have been recorded in the consolidated financial statements for this matter as we believe it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009, through December 3, 2009, four shareholder derivative actions were filed purportedly on our behalf against several of our senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and have been stayed until further order of the Court. Two shareholder derivative actions were also filed purportedly on our behalf against several of our senior officers and directors in the United States District Court for the Central District of California. These two lawsuits were consolidated on April 13, 2010 but stayed by order of the Court on June 23, 2010. A consolidated complaint has been filed in the state derivative action and the federal derivative action. The operative complaints in both actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code (with respect to the state court actions only) related to allegedly false and misleading statements regarding our business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters as we believe it is too early in the proceedings to determine an outcome.

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

Fabrik Petition

On February 9, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of our business, which was engaged in the design, final assembly, sale, marketing and distribution of consumer-oriented products based on Flash memory, Dynamic Random Access Memory (“DRAM”) technologies and external storage solutions, known as our Consumer Division. The consideration paid to us pursuant to the Purchase Agreement consisted of cash in the amount of approximately $43.0 million. The purchase price was subject to a post-closing adjustment for accrued expenses, reserves on inventory, reserves on accounts receivable and overhead capitalization of the Consumer Division (“Purchase Price Adjustment”). Subsequent to the closing of the sale, the Purchasers disputed certain amounts calculated by us in regards to the Purchase Price Adjustment. The original claim amount was approximately $6.7 million. In accordance with the Purchase Agreement, both parties agreed to resolve their Purchase Price Adjustment disputes through a third-party arbitrator. During the arbitration proceeding, the Purchasers conceded approximately $4.0 million of their original disputed amounts. In January 2008, the arbitrator rejected substantially all of the Purchasers’ claims. In March 2010, Fabrik filed a petition to confirm the January 2008 arbitration ruling, claiming it was owed $486,784 plus accrued interest. In April 2010, we filed a response to the petition defending our position that Fabrik was seeking additional amounts outside of the arbitration ruling and was time barred from its attempt to modify or correct the arbitration award. In May 2010, Fabrik withdrew its petition and the parties satisfactorily resolved their dispute in July 2010.

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

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless certain of our suppliers and customers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, no liabilities for these agreements have been recorded as of June 30, 2010.

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

Historically, sales to a limited number of customers, particularly EMC Corporation, have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially reduce our revenues.

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the six months ended June 30, 2010 and June 30, 2009, sales to our ten largest customers accounted for an aggregate of 83.0% and 82.3%, respectively, of our total revenues. In 2009, our largest customer was EMC Corporation, which accounted for 45.1% of our total revenues.

The major industries in which we participate are dominated by a limited number of OEM companies; therefore, the rate of SSD adoption will be driven by a limited number of potential customers. In addition, the industries in which many of our customers compete have experienced, and may continue to experience consolidation, which may result in increased customer concentration and/or the loss of customers. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. Our customers’ demand for our products can vary considerably from quarter to quarter, and it is difficult to forecast our customers’ demand beyond the immediate future, as purchases in one period may not be indicative of purchases in future periods. We expect that sales of our products to a limited number of customers will continue to comprise a substantial portion of our revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations. For example, the results of our operations for the first six months of 2010 were negatively impacted due to an inventory carryover by EMC Corporation. If we are unable to secure significant purchase orders from EMC Corporation in the future, our revenues may be negatively impacted.

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

In addition, some of our significant suppliers, including Toshiba and Samsung, are also our competitors, and have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or from the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, or otherwise render our technology or products obsolete or uncompetitive, any of which could cause a decline in sales or loss of market acceptance of our products.

Our dependence on a small number of suppliers for components, including IC devices, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically IC devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. In the first six months of 2010, Samsung and Toshiba supplied substantially all of the IC devices used in our Flash memory products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

The enterprise-storage, enterprise-server, and government, defense and industrial applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

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

The introduction and acceptance of new and enhanced versions of our products may cause fluctuations in our operating results.

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Both instances could harm our operating results by decreasing sales, increasing our inventory levels, and exposing us to greater risk of product obsolescence. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory associated with the outgoing product that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.

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

Global economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

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

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with our inventory. If we manufacture products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. For example, during 2009, we significantly increased our non-cancelable inventory purchase commitments as a result of the actual and anticipated growth in orders for our ZeusIOPS products. If demand does not meet our expectations, we could incur increased expenses associated with writing off excess or obsolete inventory. We also maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $1.3 million and $3.6 million in the first six months of 2010 and 2009, respectively.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 62% and 42%, of our total revenues for the six months ended June 30, 2010 and June 30, 2009, respectively. During the six months ended June 30, 2010, 21% and 19% of our revenues were derived from billings to customers in the Malaysia and Singapore, respectively. During the six months ended June 30, 2009, 14% and 11% of our revenues were derived from billings to customers in Taiwan and Malaysia, respectively. For the first six months of 2010 and the first six months of 2009 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of June 30, 2010, we owned 22 patents and 54 additional patent applications were pending. We protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements. It is possible that our efforts to protect our intellectual property rights may not:

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception and prior to our initial public offering in 2000. As of June 30, 2010, Manouch and Mark Moshayedi beneficially owned approximately 15% of our outstanding common stock (assuming the inclusion of shares of common stock subject to options that are exercisable within 60 days). As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

In addition, provisions of our 2000 Stock Incentive Plan and 2010 Incentive Award Plan allow for the automatic vesting of all outstanding equity awards granted under the 2000 Stock Incentive Plan and 2010 Incentive Award Plan upon a change in control under certain circumstances. Such provisions may also have the effect of discouraging a third party from acquiring us, even if doing so would be beneficial to our shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our common stock repurchased and average price paid per share for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of March 31, 2010	1,335,541	$3.74	1,335,541
April 1 through April 30, 2010	—	—	—
May 1 through May 31, 2010	—	—	—
June 1 through June 30, 2010	—	—	—

Total	1,335,541	$3.74	1,335,541	$75,000,000	(1)

(1)	In November 2009, our board of directors authorized another share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. Repurchases under our share repurchase programs were and will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management determines that additional repurchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were repurchased pursuant to our existing share repurchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	STEC, Inc. 2010 Incentive Award Plan (filed as Appendix A to the Proxy Statement for the 2010 Annual Meeting of Shareholders on April 16, 2010 and incorporated herein by reference).

10.2	Form of Employee Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-167171) on May 28, 2010 and incorporated herein by reference).

10.3	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (filed as Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-167171) on May 28, 2010 and incorporated herein by reference).

10.4	Form of Non-Employee Director Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-167171) on May 28, 2010 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.
†	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: August 3, 2010	/S/ RAYMOND COOK
Raymond Cook
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Exhibit Number	Description

10.1	STEC, Inc. 2010 Incentive Award Plan (filed as Appendix A to the Proxy Statement for the 2010 Annual Meeting of Shareholders on April 16, 2010 and incorporated herein by reference).

10.2	Form of Employee Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-167171) of the Registrant on May 28, 2010 and incorporated herein by reference).

10.3	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (filed as Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-167171) of the Registrant on May 28, 2010 and incorporated herein by reference).

10.4	Form of Non-Employee Director Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-167171) of the Registrant on May 28, 2010 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.
†	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.