Form 10-Q
period 2010-09-30
STEC, INC.
filed 2010-11-02
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 25, 2010 was 50,902,490.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009

ASSETS:
Current Assets:
Cash and cash equivalents	$160,557	$135,658
Short-term investments	—	10,000
Accounts receivable, net of allowances of $3,527 at September 30, 2010 and $3,557 at December 31, 2009	39,329	78,373
Inventory	87,931	42,739
Other current assets	4,678	2,840

Total current assets	292,495	269,610

Leasehold interest in land	2,607	2,543
Property, plant and equipment, net	35,044	39,911
Intangible assets	145	292
Goodwill	1,682	1,682
Other long-term assets	5,000	5,076
Deferred income taxes	10,306	6,448

Total assets	$347,279	$325,562

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$32,130	$29,911
Accrued and other liabilities	11,809	14,070

Total current liabilities	43,939	43,981

Long-term income taxes payable	2,552	2,986

Total liabilities	46,491	46,967

Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,889,990 shares issued and outstanding as of September 30, 2010 and 50,284,438 shares issued and outstanding as of December 31, 2009	51	50
Additional paid-in capital	165,228	154,087
Retained earnings	135,509	124,458

Total shareholders’ equity	300,788	278,595

Total liabilities and shareholders’ equity	$347,279	$325,562

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$86,074	$98,293	$186,231	$248,179
Cost of revenues	46,151	49,478	107,000	133,158

Gross profit	39,923	48,815	79,231	115,021

Sales and marketing	5,090	5,162	13,693	14,965
General and administrative	7,068	6,306	21,106	20,386
Research and development	12,074	6,569	32,094	17,512
Special charges (Note 7)	625	360	577	3,533

Total operating expenses	24,857	18,397	67,470	56,396

Operating income	15,066	30,418	11,761	58,625
Other income	248	14	637	616

Income from continuing operations before income taxes	15,314	30,432	12,398	59,241
Provision for income taxes	(1,695)	(5,954)	(1,195)	(12,206)

Income from continuing operations	13,619	24,478	11,203	47,035

Discontinued operations (Note 8):
Loss from operations of Consumer Division	(3)	—	(261)	(356)
Benefit for income taxes	1	—	109	141

Loss from discontinued operations	(2)	—	(152)	(215)

Net income	$13,617	$24,478	$11,051	$46,820

Net income (loss) per share:
Basic:
Continuing operations	$0.27	$0.49	$0.22	$0.96
Discontinued operations	—	—	—	(0.01)

Total	$0.27	$0.49	$0.22	$0.95

Diluted:
Continuing operations	$0.26	$0.47	$0.22	$0.93
Discontinued operations	—	—	—	(0.01)

Total	$0.26	$0.47	$0.22	$0.92

Shares used in per share computation:
Basic	50,843	49,851	50,612	49,056

Diluted	51,880	52,239	51,221	50,672

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$11,051	$46,820
Loss from discontinued operations	152	215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,256	8,926
Loss on sale of property, plant and equipment	26	71
Non-cash special charges and impairment loss	539	2,213
Accounts receivable provision	77	1,718
Deferred income taxes	(3,634)	(1,906)
Stock-based compensation expense	6,532	3,219
Excess tax benefits from share-based payment arrangements	(1,631)	(9,935)
Change in operating assets and liabilities:
Accounts receivable	38,967	(10,058)
Inventory	(45,192)	28,430
Leasehold interest in land	(64)	36
Other assets	(932)	8,180
Accounts payable	1,958	3,555
Income taxes	1,356	306
Accrued and other liabilities	(3,168)	3,093
Cash flows used in discontinued operations	(261)	—

Net cash provided by operating activities	15,032	84,883

Cash flows from investing activities:
Purchases of short-term investments	(4,998)	(15,200)
Sales of short-term investments	14,998	5,200
Purchases of property, plant and equipment	(4,963)	(5,007)
Proceeds from sale of property, plant and equipment	220	270

Net cash provided by (used in) investing activities	5,257	(14,737)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,979	9,465
Excess tax benefits from share-based payment arrangements	1,631	9,935

Net cash provided by financing activities	4,610	19,400

Net increase in cash and cash equivalents	24,899	89,546
Cash and cash equivalents at beginning of period	135,658	33,379

Cash and cash equivalents at end of period	$160,557	$122,925

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$156	$499

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company as of September 30, 2010, the consolidated results of operations for each of the three and nine months ended September 30, 2010 and 2009, and the consolidated results of cash flows for each of the nine months ended September 30, 2010 and 2009 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2009 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform to the 2010 presentation.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	Revenues	Revenues	Revenues	Revenues
Customer A	52%	54%	37%	38%
Customer B	*	*	17%	*
Customer C	*	*	12%	*

*	Less than 10%

International sales, which are derived from billings to foreign customers, as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Czech Republic	17%	25%	12%	10%
Malaysia	*	*	14%	14%
Singapore	17%	*	18%	*
Taiwan	*	*	*	11%
Other	20%	26%	14%	14%

Total	54%	51%	58%	49%

*	Less than 10%

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

As of September 30, 2010, cash equivalents consisted of money market funds. As of December 31, 2009, cash equivalents and short-term investments consisted of money market funds and FDIC-insured certificates of deposits. The Company determined the fair value of its cash equivalents and short-term investments based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Short-term investments have been classified as available-for-sale securities.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Cash and cash equivalents:
Money market funds	$160,557	$135,658

Short-term investments:
Certificates of deposit	—	10,000

Total cash, cash equivalents and short-term investments	$160,557	$145,658

Note 4 — Income Taxes

The Company recorded a provision for income taxes of $1.2 million and $12.2 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The Company’s effective tax rates were 9.6% and 20.6% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2010 resulted primarily from a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the United States that were taxed at rates lower than U.S. federal statutory rates, partially offset by permanent differences between GAAP pre-tax income and taxable income. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2009 resulted primarily from earnings in jurisdictions outside of the United States which were taxed at rates lower than U.S. federal statutory rates. The decrease in the effective tax rate for the nine months ended September 30, 2010 from the same period in 2009 is due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the United States that were taxed at rates lower than U.S. federal statutory rates, partially offset by federal research and development tax credits from which the Company received benefits in 2009 but has not received benefits in 2010 because the federal government has not extended these tax credits to be effective for 2010.

The Company has been granted a fifteen-year tax holiday for its operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased the provision for income taxes by $1.2 million and $649,000 in the three months ended September 30, 2010 and September 30, 2009, respectively. The impact of the Malaysia tax holiday decreased the provision for income taxes by $2.7 million and $2.2 million in the nine months ended September 30, 2010 and September 30, 2009, respectively. The benefit of the tax holiday on earnings per share was $0.02 and $0.01 for the three months ended September 30, 2010 and September 30, 2009, respectively, and $0.05 and $0.04 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Note 5 — Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect potentially dilutive securities. Options to purchase 4,459,104 and 4,017,124 shares of common stock were outstanding as of September 30, 2010 and 2009, respectively. In addition, 670,200 and 381,132 restricted stock units payable in shares of common stock were outstanding as of September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and September 30, 2009, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to the weighted average number of shares outstanding of 1,037,095 and 2,388,106, respectively. For the nine months ended September 30, 2010 and September 30, 2009, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to the weighted average number of shares outstanding of 609,029 and 1,615,767, respectively. Common stock equivalents of 3,042,404 and 320,754 shares for the three months ended September 30, 2010 and September 30, 2009, respectively, and 1,871,758 and 1,610,246 shares for the nine months ended September 30, 2010 and September 30, 2009, respectively, were outstanding but were not included in the computation of diluted loss per share because these securities were anti-dilutive.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$67,865	$34,293
Work-in-progress	2,403	156
Finished goods	17,663	8,290

Total	$87,931	$42,739

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Payroll costs	$7,974	$7,510
Marketing	626	3,112
Other	3,209	3,448

Total	$11,809	$14,070

Note 7 — Special Charges

Special charges consist of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Employee severance and termination benefits	$625	$112	$694	$1,738
Loss (gain) on assets held for sale	—	248	(117)	1,795

Total special charges	$625	$360	$577	$3,533

During the three months ended March 31, 2009, the Company commenced the first phase of a reduction in its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. The first phase, which mostly impacted its U.S.-based workforce, was completed by March 31, 2010. In connection with the first phase reduction in workforce, the Company recorded a charge for employee severance and termination benefits of $112,000 during the three months ended September 30, 2009. During the three months ended June 30, 2010, the Company commenced the second phase of a reduction in its workforce, which also primarily impacted its Santa Ana, California headquarters and is expected to be substantially completed by the end of the fourth quarter of 2010. In connection with the second phase of the reduction in workforce, the Company recorded a charge for employee severance and termination benefits of approximately $625,000 during the three months ended September 30, 2010. In connection with both the first and second phases of its reduction in workforce, the Company recorded charges of $694,000 and $1.7 million during the nine months ended September 30, 2010 and September 30, 2009, respectively. The Company recorded a gain on the sale of impaired assets of approximately $117,000 during the nine months ended September 30, 2010. The Company recorded asset impairments of approximately $248,000 and $1.8 million during the three and nine months ended September 30, 2009.

The Company recognizes a liability for restructuring costs at fair value only when the liability is incurred. The two main components of the Company’s restructuring plan have been related to workforce reductions and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is deemed to be after individuals have been notified of their termination dates and expected severance benefits.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and liability balances related to the 2009 restructuring plan during the nine months ended September 30, 2010 are as follows (in thousands):

Workforce Reductions
Restructuring balance, December 31, 2009	$—
Charged to costs and expenses	694
Cash payments	(107)

Restructuring balance, September 30, 2010	$587

The remaining accrued restructuring balance is included in Accrued and Other Liabilities in the Unaudited Condensed Consolidated Balance Sheets and consists of obligations related to employee severance benefits. The Company expects to pay the amounts accrued for the workforce reductions by December 31, 2010.

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

Operating results of the Consumer Division, which are accounted for as discontinued operations for the three and nine months ended September 30, 2010 and September 30, 2009, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$—	$—	$—	$—

Loss from discontinued operations	(3)	—	(261)	(356)
Benefit for income taxes	1	—	109	141

Loss from discontinued operations	$(2)	$—	$(152)	$(215)

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated these actions and appointed Lead Plaintiffs. A consolidated complaint was filed on April 9, 2010. The defendants filed a motion to dismiss the consolidated complaint on May 12, 2010. On July 15, 2010, prior to hearing the defendants’ motion, the Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint on August 13, 2010, purportedly on behalf of all persons and entities who acquired the Company’s common stock during the period of June 16, 2009 to February 23, 2010. The consolidated amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder; and claims against several of the Company’s senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. In addition, the consolidated amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 of the Securities Act of 1933 (the “Securities Act”); claims against the Company, several of its senior officers, and one of its underwriters for violations of Section 12 (a)(2) of the Securities Act; and claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The consolidated amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions including reasonable costs and expenses, rescission, and other relief the Court may deem just and proper. The defendants moved to dismiss the consolidated amended complaint on September 20, 2010 and a hearing is scheduled for January 10, 2011. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as management believes it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and have been stayed until further order of the Court. Two shareholder derivative actions were also filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010 and the consolidated action was stayed by order of the Court on June 23, 2010. The consolidated complaints in both the state and federal actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. Although the state court action remains stayed, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. No amounts have been recorded in the consolidated financial statements for these matters as management believes it is too early in the proceedings to determine an outcome.

Shareholder Demand

From January 5, 2010 through August 2, 2010, the Company received four letters from counsel for purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of the Company’s senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints that have been filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct deficiencies in its internal controls. The letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the named shareholders will commence derivative actions. The Company has responded in writing to counsel for the purported shareholders, stating that the board of directors is considering the demands and will respond in a reasonable time.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2010.

Note 10 — Credit Facility

On July 30, 2008, the Company entered into a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility bore interest at a floating rate equivalent to, at the option of the Company, either (i) LIBOR plus 0.70% - 1.20% depending on the Company’s leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on the Company’s leverage ratio at each quarter end. The Credit Facility was guaranteed by certain domestic subsidiaries of the Company. In addition, in the event the Company made a loan to any of its foreign subsidiaries, the Company had agreed to pledge to Wachovia the Company’s intercompany note from such foreign subsidiary. The Credit Facility contained customary affirmative and negative covenants, some of which required the maintenance of specified leverage and minimum liquidity ratios. The Credit Facility expired on July 30, 2010 at which time the Company elected not to seek renewal or extension of the Credit Facility.

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees, which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of September 30, 2010, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as needed basis.

Note 11 — Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of September 30, 2010			As of December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$925	$145	$1,070	$824	$246
Customer relationships (five years)	792	792	—	792	746	46

Total intangible assets	$1,862	$1,717	$145	$1,862	$1,570	$292

Goodwill	$1,682	$—	$1,682	$1,682	$—	$1,682

Goodwill and other intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with the authoritative guidance for intangible assets. The Company recorded amortization expense of $34,000 and $70,000 for the three months ended September 30, 2010 and September 30, 2009, respectively, and $147,000 and $224,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remainder of the years ending December 31, 2010 and 2011 is $33,000 and $112,000, respectively. Amortization will be completed as of the end of 2011.

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

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2010, the 2010 Plan provided for the issuance of up to 3,238,181 shares of common stock.

During the nine months ended September 30, 2010, options for the purchase of 930,000 shares at a weighted-average option price of $12.33 per share, with annual vesting of 25%, were awarded pursuant to the 2000 Plan and 2010 Plan. The contractual lives of 2010 awards are consistent with those of prior years. The per share fair values of the options granted in the nine months ended September 30, 2010 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	2.4%
Volatility	67%
Dividend rate	0.0%

As of September 30, 2010, total unrecognized compensation expense related to unvested option-based compensation arrangements already granted under the 2000 Plan and the 2010 Plan was approximately $21.0 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

During the nine months ended September 30, 2010, the Company issued 402,666 restricted stock units, with annual vesting of 25%, pursuant to the 2010 Plan. The grant fair value per share was determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The weighted average grant date fair value of restricted stock units granted in the first nine months of 2010 was $12.49.

As of September 30, 2010, total unrecognized compensation expense related to unvested restricted stock units already granted under the 2000 Plan and the 2010 Plan was approximately $7.4 million, which the Company expects to recognize over a weighted average period of 3.1 years.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s Unaudited Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$59	$110	$251	$218
Sales and marketing	450	270	1,219	585
General and administrative	862	596	2,317	1,204
Research and development	1,129	545	2,745	1,212

Total stock-based compensation expense	$2,500	$1,521	$6,532	$3,219

During the nine months ended September 30, 2010, the Company received $3.0 million in cash proceeds for the exercise of 558,270 options and $1.6 million for excess tax benefits from share-based payment arrangements.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the board of directors authorized a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period expiring on May 9, 2011. As of September 30, 2010, $75 million was authorized for the repurchase of shares under these plans. The Company did not make any share repurchases in the nine months ended September 30, 2010.

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

Cautionary Statement

Certain statements in this report are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” and similar expressions, or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; changes in sales of our Flash product line; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; statements concerning customer adoption and utilization of our technologies and solutions; the capabilities and performance of our products; the adoption of our products into new applications; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; and our ability to protect our intellectual property rights. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Please see our most recent Annual Report on Form 10-K, our subsequent reports on Forms 10-Q and 8-K and our other SEC filings for a further discussion of these and other risks and uncertainties applicable to our business. We are not able to predict all of the factors that may affect future results. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

STEC, Inc. (collectively with our subsidiaries, is referred to in this Quarterly Report as “STEC”, “we”, “our” and “us”) is a leading global provider of enterprise-class Flash solid-state drives (“SSDs”) that are designed to increase the performance of enterprise-storage systems and servers that companies use to retain and access their critical data. Our products are designed specifically for storage systems and servers that run applications requiring a high level of input/output operations per second (“IOPS”) performance, capacity, reliability and low latency.

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with third-party Flash memory to form high-performance SSDs, which provide a level of IOPS performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global storage and server original equipment manufacturers (“OEMs”), which integrate them into storage systems and servers used by enterprises in a variety of industries including financial services, government, transportation, defense and aerospace and transaction processing. We also manufacture small form factor Flash SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in Europe and Asia.

We market our products to OEMs and OEM distributors, leveraging our custom design capabilities to offer memory solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized SSDs, including our ZeusIOPS and MACH-class of products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware and made strategic acquisitions that have expanded our Flash controller design capabilities and enhanced our capabilities to use third-party controllers. We expect to continue to make investments in Flash custom design capabilities and controller development. Flash product revenue decreased 4% from $81.7 million in the third quarter of 2009 to $78.1 million in the third quarter of 2010. Sales of Flash products represented 91% and 83% of our total revenues in the three months ended September 30, 2010 and September 30, 2009, respectively.

A major area of our Flash-based product investment has been applied to SSD technology. We believe the advantages of SSD technology are currently being defined in several distinct markets including: a) enterprise-storage applications, b) enterprise-server applications, and c) government, defense and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions. In the long term, we expect Flash component pricing to decline, which will serve to improve the comparative economics of Flash-based SSDs versus HDDs in both new and existing storage applications.

Although the enterprise Flash-based SSD market is relatively new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. The increased use of data-tiering software by storage OEMs may also help to increase SSD adoption as the combination of data-tiering software and SSDs enhance the overall performance level of enterprise-storage systems. In addition, we have employed certain marketing programs and sales initiatives on a selective basis with our customers, in order to help accelerate the adoption of our SSD products.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. DRAM product revenue decreased 26% from $10.8 million in the third quarter of 2009 to $8.0 million in the third quarter of 2010. Sales of DRAM products represented 9% and 11% of our total revenues in the three months ended September 30, 2010 and September 30, 2009, respectively. The decrease in sales of DRAM products in absolute dollars and as a percentage of our total revenues was due primarily to a 34% decrease in unit shipments to a single customer.

With respect to the government, defense and industrial market, we signed an OEM Agreement (“Agreement”) in May 2009 to supply a defense systems contractor (“Defense Contractor”) with approximately $28 million of our MACH family product through a distributor over a 14-month period ending on July 31, 2010. At the expiration of the Agreement, the Defense Contractor had only purchased approximately $14 million of its $28 million order commitment. As a result, we agreed to a termination settlement with the Defense Contractor in September 2010. The terms of the settlement included provisions for the Defense Contractor to pay STEC a $2.0 million cash settlement, which we received on October 19, 2010, plus an additional final resolution payment if the Defense Contractor does not meet a certain minimum future SSD purchase target by January 1, 2013. The settlement also grants us preferred supplier status with the Defense Contractor through January 1, 2013.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 86.1% of our revenues during the first nine months of 2010, compared to 83.9% of our revenues during the first nine months of 2009, and 90.4% of our revenues during the third quarter of 2010, compared to 86.1% of our revenues during the third quarter of 2009. We had three customers account for more than 10% of our revenues, at 36.5%, 16.8% and 11.9%, for the nine months ended September 30, 2010, compared to one customer, which accounted for more than 10% of our revenues, at 37.9%, for the same period in 2009. We had one customer account for more than 10% of our revenues, at 52.0% in the third quarter of 2010, compared to one customer which accounted for more than 10% of our revenues, at 53.7%, for the same period in 2009. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in significant part upon the success of our customers. The composition of our major customer base changes from quarter to quarter as the market demand for our products change, and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Historically, sales to a limited number of customers, particularly EMC Corporation, have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially impact our financial results.”

International sales, which are derived from billings to foreign customers, as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Czech Republic	17%	25%	12%	10%
Malaysia	*	*	14%	14%
Singapore	17%	*	18%	*
Taiwan	*	*	*	11%
Other	20%	26%	14%	14%

Total	54%	51%	58%	49%

*	Less than 10%

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

In the past, we have had and expect to continue to experience some seasonality in our business resulting in higher sales generally in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data reflected as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.6	50.3	57.5	53.7

Gross profit	46.4	49.7	42.5	46.3

Operating expenses:
Sales and marketing	5.9	5.3	7.4	6.0
General and administrative	8.2	6.4	11.3	8.2
Research and development	14.0	6.6	17.2	7.1
Special charges	0.8	0.4	0.3	1.4

Total operating expenses	28.9	18.7	36.2	22.7

Operating income	17.5	31.0	6.3	23.6
Other income	0.3	0.0	0.4	0.3

Income from continuing operations before income taxes	17.8%	31.0%	6.7%	23.9%

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Net Revenues. Our revenues were $86.1 million in the third quarter of 2010, compared to $98.3 million in the same period in 2009. Revenues decreased 12% in the third quarter of 2010 due primarily to a 4% decrease in Flash memory sales, a 26% decrease in sales of DRAM products and a $5.8 million decrease of other revenues related to the sale of obsolete and excess inventory during the third quarter of 2009. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market decreased 3% from $60.7 million in the third quarter of 2009 to $59.1 million in the third quarter of 2010.

Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited.

Gross Profit. Our gross profit was $39.9 million in the third quarter of 2010, compared to $48.8 million in the same period in 2009. Gross profit as a percentage of revenues was 46.4% in the third quarter of 2010, compared to 49.7% in the third quarter of 2009. The decrease in gross profit in absolute dollars and as a percentage of revenue was due primarily to a 4% decrease in Flash memory sales, a 23% increase in material costs of Flash components and decreased average selling prices of certain SSD products, partially offset by a $580,000 decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses were $5.1 million in the third quarter of 2010, compared to $5.2 million in the third quarter of 2009. Sales and marketing expenses as a percentage of revenue were 5.9% in the third quarter of 2010, compared to 5.3% in the third quarter of 2009. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the short-term fixed nature of certain sales costs such as certain payroll and payroll-related expenses, excluding sales commissions.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $7.1 million in the third quarter of 2010, compared to $6.3 million in the third quarter of 2009. General and administrative expenses as a percentage of revenues were 8.2% and 6.4% in the third quarters of 2010 and 2009, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to a $930,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff and material costs related to new product designs. Research and development expenses were $12.1 million in the third quarter of 2010, compared to $6.6 million in the third quarter of 2009. Research and development expenses as a percentage of revenues were 14.0% in the third quarter of 2010 compared to 6.6% in the third quarter of 2009. Research and development expenses increased due primarily to a $3.5 million increase in payroll and payroll-related costs from our expanding global research and development efforts and a $1.5 million increase in new product development expenses that were predominantly related to our Flash product line, which includes the advancement of high-performance SSDs.

Special Charges. Special charges consist of approximately $625,000 in employee severance and termination benefits in the third quarter of 2010. For the third quarter of 2009, special charges consisted of approximately $112,000 in employee severance and termination benefits and $248,000 of asset impairment charges.

As discussed in Note 7 – “Special Charges,” during the first quarter of 2010, we completed the first phase of a reduction of our workforce and during the second quarter of 2010, we commenced the second phase of a reduction of our workforce primarily at our Santa Ana, California headquarters both as part of the transition of certain of our operations to our facility in Penang, Malaysia as described above. The first phase of the reduction in our workforce was completed on March 31, 2010. In connection with these reductions in our workforce, we recorded a charge of approximately $625,000 and $112,000 for employee severance and termination benefits during the three months ended September 30, 2010 and September 30, 2009, respectively. We expect to incur approximately $500,000 to $800,000 of additional costs related to the second phase of the reduction in our workforce, which is expected to be completed by the end of the fourth quarter of 2010. We expect substantially all of the expenses associated with the reduction in our workforce to result in cash expenditures. Actual amounts and the exact timing of the reduction in our workforce could differ from these estimates. Future cash payments related to the second phase of the reduction in our workforce are not expected to significantly impact our liquidity.

We expect that the second phase of a reduction of our workforce primarily from our Santa Ana, California operations will reduce annual expenses by approximately $3.2 million, including approximately $1.3 million in cost of revenues, approximately $200,000 in sales and marketing expenses, and approximately $1.7 million in certain research and development expenses. We began to realize cost savings in the second quarter of 2010. We expect the cost savings from the second phase of our reduction of our workforce to be partially offset by approximately $1.1 million in incremental cost increases at our foreign subsidiaries, related primarily to headcount increases for our Malaysia facility.

Other Income. Other income of $248,000 in the third quarter of 2010 was comprised of government grant income received from the Malaysian government authority for qualified research and development expenses, and interest earned on our cash, cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions. Other income of $14,000 in the third quarter of 2009 was comprised of interest earned on our cash, cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $1.7 million and $6.0 million in the third quarters of 2010 and 2009, respectively. The effective tax rate decreased from 19.6% in the third quarter of 2009 to 11.1% in the third quarter of 2010 due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the United States that were taxed at rates lower than U.S. federal statutory rates, partially offset by permanent differences between GAAP pre-tax income and taxable income. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022 subject to meeting certain conditions. The impact of the Malaysia tax holiday decreased our provision for income taxes by $1.2 million and $649,000 in the three months ended September 30, 2010 and September 30, 2009, respectively. The benefit of the tax holiday on earnings per share was $0.02 and $0.01 for the three months ended September 30, 2010 and September 30, 2009, respectively.

Income from Continuing Operations. Income from continuing operations was $13.6 million and $24.5 million in the third quarters of 2010 and 2009, respectively. The decrease in income from continuing operations was due primarily to an $8.9 million decrease in gross profit and a $6.5 million increase in operating expenses, partially offset by a $4.3 million decrease in the provision for income taxes. The increase in operating expenses was due primarily to increased investments in research and development for new Flash products.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Net Revenues. Our revenues were $186.2 million in the first nine months of 2010, compared to $248.2 million in the same period in 2009. Revenues decreased 25% in the first nine months of 2010 due primarily to a 30% decrease in Flash memory sales and a $6.7 million decrease of other revenues related to the sale of obsolete and excess inventory during the third quarter of 2009, partially offset by a 32% increase in sales of DRAM products. Within Flash memory sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market decreased 28% from $144.0 million in the first nine months of 2009 to $104.2 million in the first nine months of 2010. An inventory carryover in early 2010 related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash revenues for the first nine months of 2010.

Gross Profit. Our gross profit was $79.2 million in the first nine months of 2010, compared to $115.0 million in the same period in 2009. Gross profit as a percentage of revenues was 42.5% in the first nine months of 2010, compared to 46.3% in the first nine months of 2009. The decrease in gross profit in absolute dollars and as a percentage of revenue was due primarily to a 30% decrease in Flash memory sales and decreased average selling prices of certain SSD products, partially offset by an 18% decrease in material costs of Flash components and a $3.5 million decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses were $13.7 million in the first nine months of 2010, compared to $15.0 million in the first nine months of 2009. Sales and marketing expenses as a percentage of revenue were 7.4% in the first nine months of 2010, compared to 6.0% in the first nine months of 2009. The decrease in sales and marketing expenses in absolute dollars was due to a $2.9 million decrease in commissions as the result of lower revenues for the first nine months of 2010 and the termination of certain outside manufacturing representative firm commission agreements in the first quarter of 2009, partially offset by a $1.3 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation, and a $500,000 increase in trade show expenses. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of certain sales costs such as certain payroll and payroll-related expenses, excluding sales commissions.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses were $21.1 million in the first nine months of 2010, compared to $20.4 million in the first nine months of 2009. General and administrative expenses as a percentage of revenues were 11.3% and 8.2% in the first nine months of 2010 and 2009, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to a $1.8 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation, partially offset by a $270,000 decrease in the loss on impairment of fixed assets, and a $810,000 decrease in legal fees as a result of a prior period intellectual property litigation matter which began in the second quarter of 2008 and was settled in the first quarter of 2009.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff and material costs related to new product designs. Research and development expenses were $32.1 million in the first nine months of 2010, compared to $17.5 million in the first nine months of 2009. Research and development expenses as a percentage of revenues were 17.2% in the first nine months of 2010 compared to 7.1% in the first nine months of 2009. Research and development expenses increased due primarily to a $9.8 million increase in payroll and payroll-related costs from our expanding global research and development efforts and a $2.8 million increase in new product development expenses that were predominantly related to our Flash product line, which includes the advancement of high-performance SSDs.

Special Charges. Special charges, in connection with the first and second phases of the reduction in our workforce, consist of approximately $694,000 in employee severance and termination benefits and approximately $117,000 related to a gain on the sale of previously impaired assets in the first nine months of 2010. For the first nine months of 2009, special charges consisted of approximately $1.7 million in employee severance and termination benefits and $1.8 million of asset impairment charges.

Other Income. Other income of $637,000 and $616,000 in the first nine months of 2010 and 2009, respectively, was comprised of government grant income received from the Malaysian government authority for qualified research and development expenses and interest earned on our cash, cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $1.2 and $12.2 million in the first nine months of 2010 and 2009, respectively. The effective tax rate decreased from 20.6% in the first nine months of 2009 to 9.6% in the first nine months of 2010 due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the United States that were taxed at rates lower than U.S. federal statutory rates, partially offset by permanent differences between GAAP pre-tax income and taxable income. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022 subject to meeting certain conditions. The impact of the Malaysia tax holiday decreased our provision for income taxes by $2.7 million and $2.2 million in the nine months ended September 30, 2010 and September 30, 2009, respectively. The benefit of the tax holiday on earnings per share was $0.05 and $0.04 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Income from Continuing Operations. Income from continuing operations was $11.2 million and $47.0 million in the first nine months of 2010 and 2009, respectively. The decrease in income from continuing operations was due primarily to a $35.8 million decrease in gross profit and an $11.1 million increase in operating expenses, partially offset by an $11.0 million decrease in the provision for income taxes. The increase in operating expenses was due primarily to increased investments in research and development for new Flash products and an increase in payroll and payroll-related expenses, partially offset by a decrease in special charges.

Loss from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $152,000 in the first nine months of 2010 due primarily to a legal settlement related to the resolution of disputes with the acquiring company of our Consumer Division over the final purchase price. Loss from discontinued operations was $215,000 in the first nine months of 2009 due primarily to the write-off of uncollectible receivables from the acquiring company of the Consumer Division arising from the sale and from services performed after the sale.

Liquidity and Capital Resources

Working Capital, Cash, Cash Equivalents and Short-term Investments

As of September 30, 2010, we had working capital of $248.6 million, including $160.6 million of cash and cash equivalents compared to working capital of $225.6 million, including $145.7 million of cash, cash equivalents, and short-term investments as of December 31, 2009 and working capital of $199.9 million, including $132.9 million of cash, cash equivalents, and short-term investments as of September 30, 2009. Current assets were 6.7 times current liabilities as of September 30, 2010, compared to 6.1 times current liabilities at December 31, 2009, and 7.5 times current liabilities as of September 30, 2009.

Operating Activities

Net cash provided by operating activities was $15.0 million for the nine months ended September 30, 2010 and resulted primarily from a $39.0 million decrease in accounts receivable, net of reserves, $11.1 million of net income, non-cash depreciation and amortization expense of $9.3 million, and $6.5 million of stock-based compensation expense, partially offset by a $45.2 million increase in inventory, a $3.6 million provision from non-cash deferred income taxes, and a $3.2 million decrease in accrued and other liabilities. Accounts receivable, net of reserves, decreased due primarily to a decrease in sales at the end of the third quarter of 2010, compared to sales at the end of the fourth quarter of 2009. Inventory increased due primarily to an increase in purchases of raw materials under non-cancelable inventory purchase commitments and a decrease in our inventory turns in the third quarter of 2010, compared to the fourth quarter of 2009. Accrued and other liabilities decreased due to the expiration of certain marketing programs in the second quarter of 2010. During the first nine months of 2010, we incurred approximately $3.4 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage. During the first nine months of 2010, our insurances carriers have paid $787,000 of claims incurred by us. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers.

Investing Activities

Net cash provided by investing activities was $5.3 million for the nine months ended September 30, 2010 resulting primarily from a $10.0 million net decrease in short-term investments, partially offset by $5.0 million in purchases of property, plant and equipment.

As of September 30, 2010, we have made capital expenditures of approximately $40 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $20 million over the next five years ending September 30, 2015. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

Financing Activities

Net cash provided by financing activities was $4.6 million for the nine months ended September 30, 2010 and resulted from $3.0 million of proceeds realized from the exercise of stock options and a $1.6 million tax benefit from excess tax benefits from share-based payment arrangements.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2009, our board of directors authorized a share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. As of September 30, 2010, $75 million was still authorized for the repurchase of shares under these plans. We did not make any share repurchases under this plan in the nine months ended September 30, 2010.

On July 30, 2008, we entered into a $35 million two-year senior unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility bore interest at a floating rate equivalent to, at our option, either (i) LIBOR plus 0.70% - 1.20% depending on our leverage ratio at each quarter end or (ii) Wachovia’s prime rate, announced from time to time, less 1.00% - 1.50% depending on our leverage ratio at each quarter end. The Credit Facility was guaranteed by certain of our domestic subsidiaries. In addition, in the event we made a loan to any of our foreign subsidiaries, we had agreed to pledge to Wachovia our intercompany note from such foreign subsidiary. The Credit Facility contained customary affirmative and negative covenants, some of which required the maintenance of specified leverage and minimum liquidity ratios. The Credit Facility expired on July 30, 2010 and was not renewed. The Credit Facility was used as a back-up line of credit to maintain liquidity and fund working capital requirements on an as needed basis. We do not have any immediate plans to enter into a new borrowing arrangement to replace this Credit Facility as we believe we have adequate liquidity to meet our capital requirements for the next twelve months. However, if business conditions or other circumstances change, we may elect to pursue additional financing at any point in the future.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“Deutsche”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees, which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of September 30, 2010, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as needed basis.

We believe that our existing assets, cash and cash equivalents on hand, together with the $10 million Short-term Facility with Deutsche and cash that we expect to generate from our operations will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by accessing the capital or credit markets to issue equity or debt securities, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or new convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

•	Whether our revenues increase substantially;

•	Our relationships with suppliers and customers;

•	The market acceptance of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	Price discounts on our products to our customers;

•	Our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	The levels of inventory and accounts receivable that we maintain;

•	Our entrance into new markets;

•	Capital improvements to new and existing facilities;

•	Technological advances; and

•	Our responses to competitive products.

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

Set forth in the table below is our estimate of our significant contractual obligations as of September 30, 2010 (in thousands):

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$26,741	$26,741	$—	$—	$—
Operating lease obligations	4,889	871	1,476	1,326	1,216
Other non-cancelable purchase commitments	660	660	—	—	—
Non-cancelable capital equipment purchase commitments	501	501	—	—	—

Total	$32,791	$28,773	$1,476	$1,326	$1,216

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during each of the first nine months ended September 30, 2010 and 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Interest Rate Risk

As of September 30, 2010, our cash and cash equivalents were $160.6 million invested in money market funds. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

Global economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of our portfolio to high credit quality money market funds, which may negatively impact our investment income, particularly in the form of declining yields.

The carrying amount, principal maturity and estimated fair value of our cash and cash equivalents as of September 30, 2010 were as follows (in thousands, except percentages):

	Expected Maturity Date
	Before 10/1/2011	Thereafter	Total	Fair Value 9/30/2010
Cash and cash equivalents:
Money market funds	$160,557	$—	$160,557	$160,557

Total cash and cash equivalents	$160,557	$—	$160,557	$160,557

Weighted average interest rate	0.17%		0.17%	0.17%

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of September 30, 2010, there were no borrowings outstanding under the Short-term Facility.

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

We maintain “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this Quarterly Report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Management determined that during the three months ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 9 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our business, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our subsequent reports on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Historically, sales to a limited number of customers, particularly EMC Corporation, have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially impact our financial results.

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the nine months ended September 30, 2010 and September 30, 2009, sales to our ten largest customers accounted for an aggregate of 86.1% and 83.9%, respectively, of our total revenues. In 2009, our largest customer was EMC Corporation, which accounted for 45.1% of our total revenues.

The major industries in which we participate are dominated by a limited number of OEM companies; therefore, the rate of SSD adoption will be driven by a limited number of potential customers. In addition, the industries in which many of our customers compete have experienced, and may continue to experience consolidation, which may result in increased customer concentration and/or the loss of customers. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. Our customers’ demand for our products can vary considerably from quarter to quarter, and it is difficult to forecast our customers’ demand beyond the immediate future, as purchases in one period may not be indicative of purchases in future periods. We expect that sales of our products to a limited number of customers will continue to comprise a substantial portion of our revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations. For example, the results of our operations for the first nine months of 2010 were negatively impacted due to an inventory carryover by EMC Corporation. If we are unable to secure significant purchase orders from EMC Corporation in the future, our financial results may be negatively impacted.

The market for enterprise Flash-based SSD products is relatively new and evolving, which makes it difficult to forecast end user adoption rates and customer demand for our products.

The enterprise Flash-based SSD market is new and rapidly evolving. As a result, we may encounter risks and uncertainties related to our business and future prospects. It is difficult to predict, with any precision, end user adoption rates, customer demand for our products or the future growth rate and size of this market. The rapidly evolving nature of the markets in which we sell our products and services, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance. Furthermore, our ability to predict future sales is limited because our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for SSDs is unpredictable and fully dependent on end user requirements and preferences. Unless and until our SSDs are offered as a standard feature in our customers’ systems, this product runs the risk of serving a niche market and may never reach mass adoption, and our demand visibility may continue to be limited.

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

In addition, some of our significant suppliers, including Toshiba and Samsung, are also our competitors, and have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or from the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, or otherwise render our technology or products obsolete or uncompetitive, any of which could cause a decline in our operating results or loss of market acceptance of our products.

The introduction and acceptance of new and enhanced versions of our products may cause fluctuations in our operating results.

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Any of these instances may cause volatility in our operating results and fluctuations in our inventory levels. The complexity and difficulties in managing product transitions at the end-of-life stage of a product can also create excess inventory associated with the outgoing product that can also lead to product obsolescence and increased expenses. Any or all of the above problems could materially harm our business and operating results.

Our dependence on a small number of suppliers for components, including integrated circuit devices, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements. In the first nine months of 2010, Samsung and Toshiba supplied substantially all of the IC devices used in our Flash memory products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

Since we have no long-term supply contracts with these third-party foundry subcontractors, there is no guarantee that they will devote sufficient resources to manufacture our components. If we are unable to increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. In addition, we are not able to directly control component delivery schedules.

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

We have experienced, and may experience in the future, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. In addition, after we have developed a new product, our customers will usually test and evaluate our products. Our customers may need three or more months to test, evaluate and qualify our products and an additional three or more months to begin volume production of equipment that incorporates our products. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful.

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

Substantially all of our manufacturing operations are located in Penang, Malaysia. Due to this geographic concentration, a disruption of our manufacturing operations, whether as a result of sustained process abnormalities, human error, government intervention, political instability, power failures or natural disasters, including earthquakes, fires or floods, or otherwise, could cause us to cease or limit our manufacturing operations which would harm our business, financial condition and results of operations.

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

With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. It is difficult to accurately predict what or how many products our customers will need in the future. Anticipating demand is challenging because our customers face volatile pricing and unpredictable demand for their products and are increasingly focused on cash preservation and tighter inventory management. We have experienced cancellations of orders and changes in order levels from period-to-period, and we expect to continue to experience similar cancellations and changes in the future, which could result in fluctuations in our revenues.

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

We also maintain third-party inventory hubbing arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs were $1.4 million and $4.9 million in the first nine months of 2010 and 2009, respectively.

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

We have been named as a party to a purported class action lawsuit and purported shareholder derivative actions, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described in detail under Note 9 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, a purported class action is pending in the U.S. District Court for the Central District of California, alleging, among other things, that our company, certain of our officers and directors, and four of our underwriters violated the federal securities laws by issuing materially false and misleading statements. In addition, purported shareholder derivative actions are pending in Orange County Superior Court and U.S. District Court for the Central District of California against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class action. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

The manufacturing of our products is complex and subject to production output yield problems, which could decrease available supply and increase costs.

The manufacture of our Flash controllers, Flash memory products and stacked DRAM products is a complex process, and it is often difficult for companies such as ours to achieve, after completed assembly and testing, acceptable production output yields (i.e., the ratio of usable product output to expected output based on given component inputs). Reduced production yields could decrease available supply and increase costs. Flash controller production output yields depend on both our product design and the manufacturing process technology unique to our semiconductor foundry partners. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product defect exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

The execution of our business strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our business strategy. The successful implementation of our business model and business strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer and Chairman of the Board of Directors, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer, Secretary and a Director, and Raymond Cook, our Chief Financial Officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would have an adverse effect on the execution of our business strategy.

Our efforts to expand our business internationally may not be successful and may expose us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations, establishing joint ventures with foreign partners, and the establishment of additional manufacturing operations in foreign countries.

A failure to successfully and timely integrate these operations into our global infrastructure will have a negative impact on our overall operations, cause us to delay or forego some of the original perceived benefits of operating internationally, such as lower average production and engineering labor costs, better access to global markets, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate.

Establishing and running operations in a foreign country or region presents numerous risks, including:

•	Difficulties and costs of staffing and managing operations in certain foreign countries;

•	Foreign laws and regulations, which may vary country by country, and may impact how we conduct our business;

•	Higher costs of doing business in certain foreign countries, including different employment laws;

•	Difficulty protecting our intellectual property rights from misappropriation or infringement;

•	Political or economic instability;

•	Changes in import/export duties;

•	Necessity of obtaining government approvals;

•	Trade restrictions;

•	Work stoppages or other changes in labor conditions;

•	Difficulties in collecting accounts receivables on a timely basis or at all;

•	Changes in local tax regulations;

•	Changes to or untimely lapses in government incentives;

•	Longer payment cycles and foreign currency fluctuations; and

•	Seasonal reductions in business activity in some parts of the world, such as Europe.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 58.3% and 49.4%, of our total revenues for the nine months ended September 30, 2010 and September 30, 2009, respectively. For the first nine months of 2010 and the first nine months of 2009 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

In addition, we purchase a majority of the Flash and DRAM components used in our products from foreign suppliers. Although our purchases of Flash and DRAM components are currently denominated in U.S. dollars, a devaluation of the U.S. dollar relative to the currency of a foreign supplier would likely result in an increase in our cost of Flash and DRAM components.

Our intellectual property may not be adequately protected, which could harm our competitive position.

Our intellectual property is critical to our success. As of September 30, 2010, we owned 23 patents and 52 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements, it is possible that our efforts to protect our intellectual property rights may not:

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

In addition, despite our efforts to protect our intellectual property rights and confidential information, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. Furthermore, if any of our patents are challenged and found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products related to such patents would cease. From time to time, we receive letters from third parties suggesting that some or all of our products may be covered by third party patents. In each instance, our management determines whether the letters have sufficient justification and specificity to require a response. When they believe it is appropriate to do so, our management seeks the advice of counsel on these matters.

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

Our failure to obtain a required license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. There can be no assurance that we would be successful in redesigning our products or that we could obtain licenses on commercially reasonable terms, if at all. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

Our indemnification obligations for products that infringe the intellectual property rights of others could require us to pay substantial damages.

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products and services of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages that may result in a material adverse effect on our business and results of operations.

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

On November 23, 2009, we entered into a credit agreement for a $10 million short-term credit facility. As of September 30, 2010, we do not have outstanding borrowings under this credit facility; however, we may incur debt in the future which could have important consequences, such as:

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

If we were to default under our credit agreement and were unable to obtain a waiver for such a default, interest on the obligation would accrue at an increased rate and the lender could accelerate our obligation under the credit agreement. Acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Additionally, to the extent we have made intercompany loans to our subsidiaries that have required us to pledge such loans to the lender under the credit agreement, our subsidiaries would be required to pay the amount of the intercompany loans to the lender in the event we are in default under the credit agreement. Any actions taken by the lender against us in the event we are in default under the credit agreement could harm our financial condition. Finally, the credit facility contains certain restrictive covenants, including provisions restricting our ability to incur additional indebtedness, guarantee certain obligations, create or assume liens and pay dividends.

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

Our business is subject to regulation by various U.S. federal, state, local and foreign governmental authorities and agencies. Such regulation includes employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, import/export controls, federal securities laws and tax. In certain jurisdictions, such regulatory requirements may be more stringent than in the U.S. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. These actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions or fines are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Currently the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. Certain of our officers and employees, including our CEO and President, and the company have received subpoenas in connection with this investigation. We are fully cooperating with the SEC in regards to this matter.

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

We may be required to meet and adjust to evolving environmental requirements relating to the material composition of our products. As environmental requirements change, substituting particular components with conforming components to meet new environmental standards may prove to be difficult or costly, and additional redesign efforts could result in production delays. Our operations may be affected by significant changes to existing or future environmental laws and regulations, including those imposed in response to climate change concerns and other actions commonly referred to as “green initiatives.” Although we cannot predict the ultimate impact of any such new laws and regulations, they may result in additional costs or decreased revenue, which could have a material adverse effect on our business.

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

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected if earnings are lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could negatively impact our operating results and financial condition. In addition, the determination of our global provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Two of our largest shareholders are executives and directors of our company and their interests may diverge from other shareholders.

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception. As of September 30, 2010, Manouch and Mark Moshayedi beneficially owned approximately 15% of our outstanding common stock (assuming the inclusion of shares of common stock subject to options that are exercisable within 60 days). As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our common stock repurchased and average price paid per share for the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of June 30, 2010	1,335,541	$3.74	1,335,541
July 1 through July 31, 2010	—	—	—
August 1 through August 31, 2010	—	—	—
September 1 through September 30, 2010	—	—	—

Total	1,335,541	$3.74	1,335,541	$75,000,000	(1)

(1)	In November 2009, our board of directors authorized a share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. Repurchases under our share repurchase program will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management determines that additional repurchases are not warranted. Repurchased shares will be returned to the status of authorized but unissued shares of common stock and may be issued by us in the future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless STEC, Inc. specifically incorporates the foregoing information into those documents by reference.
†	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: November 2, 2010	/s/ RAYMOND COOK
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