Form 10-Q
period 2011-03-31
STEC, INC.
filed 2011-05-10
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 29, 2011 was 51,427,897.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2011

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010

ASSETS:
Current Assets:
Cash and cash equivalents	$190,819	$170,457
Accounts receivable, net of allowances of $4,073 at March 31, 2011 and $3,853 at December 31, 2010	40,847	47,831
Inventory	81,669	88,968
Other current assets	4,726	4,606

Total current assets	318,061	311,862

Leasehold interest in land	2,584	2,596
Property, plant and equipment, net	33,466	35,037
Goodwill	1,682	1,682
Other long-term assets	4,940	5,173
Deferred income taxes	13,554	9,304

Total assets	$374,287	$365,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$10,408	$25,762
Accrued and other liabilities	15,147	13,470

Total current liabilities	25,555	39,232

Long-term income taxes payable	5,948	4,248

Commitments and contingencies (Note 8)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 51,413 shares issued and outstanding as of March 31, 2011 and 51,046 shares issued and outstanding as of December 31, 2010	51	51
Additional paid-in capital	175,589	169,127
Retained earnings	167,144	152,996

Total shareholders’ equity	342,784	322,174

Total liabilities and shareholders’ equity	$374,287	$365,654

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net revenues	$94,944	$38,809
Cost of revenues	54,671	25,623

Gross profit	40,273	13,186

Sales and marketing	5,666	3,796
General and administrative	7,409	6,939
Research and development	12,000	9,654
Special charges (Note 7)	—	(66)

Total operating expenses	25,075	20,323

Operating income (loss)	15,198	(7,137)
Other expense	47	134

Income (loss) from operations before income taxes	15,151	(7,271)
Provision (benefit) for income taxes	1,003	(1,918)

Net income (loss)	$14,148	$(5,353)

Net income (loss) per share:
Basic	$0.28	$(0.11)

Diluted	$0.27	$(0.11)

Shares used in per share computation:
Basic	51,225	50,314

Diluted	52,691	50,314

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$14,148	$(5,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,974	3,058
Loss on sale of property, plant and equipment	34	21
Non-cash special charges	—	(105)
Accounts receivable provision (benefit)	258	(874)
Deferred income taxes	(3,509)	(4,643)
Stock-based compensation expense	2,771	1,853
Excess tax benefits from share-based payment arrangements	(1,424)	(101)
Change in operating assets and liabilities:
Accounts receivable	6,726	59,546
Inventory	7,299	(20,378)
Leasehold interest in land	12	11
Other assets	(529)	(1,184)
Accounts payable	(15,066)	(14,391)
Income taxes	4,228	251
Accrued and other liabilities	936	(3,329)

Net cash provided by operating activities	18,858	14,382

Cash flows from investing activities:
Purchases of short-term investments	—	(4,998)
Sales of short-term investments	—	5,000
Purchases of property, plant and equipment	(2,200)	(2,088)
Proceeds from sale of property, plant and equipment	13	203

Net cash used in investing activities	(2,187)	(1,883)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,267	288
Excess tax benefits from share-based payment arrangements	1,424	101

Net cash provided by financing activities	3,691	389

Net increase in cash and cash equivalents	20,362	12,888
Cash and cash equivalents at beginning of period	170,457	135,658

Cash and cash equivalents at end of period	$190,819	$148,546

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$279	$66

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company as of March 31, 2011, the consolidated results of operations for each of the three months ended March 31, 2011 and 2010, and the consolidated results of cash flows for each of the three months ended March 31, 2011 and 2010 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2010 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	For the Three Months Ended March 31,
	2011	2010
Customer A	28%	*
Customer B	26%	*
Customer C	19%	15%
Customer D	*	35%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	2011	2010
Singapore	46%	23%
United States	33%	28%
Czech Republic	11%	*
Malaysia	*	28%
Other	10%	21%

Total	100%	100%

*	Less than 10%

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Financial Instruments

Financial instruments consist principally of cash equivalents, accounts receivable and accounts payable. Carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

As of March 31, 2011 and December 31, 2010, cash equivalents consisted of money market funds. The Company determined the fair value of its cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$52,840	$32,216
Money market funds	137,979	138,241

Total cash and cash equivalents	$190,819	$170,457

Note 4 — Income Taxes

The Company recorded a provision for income taxes of $1.0 million and a benefit for income taxes of $1.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The Company’s effective tax rates were 6.6% and 26.4% for the three months ended March 31, 2011 and March 31, 2010, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the three months ended March 31, 2011 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the three months ended March 31, 2010 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, partially offset by permanent differences between GAAP pre-tax income and taxable income. The decrease in the effective tax rate for the three months ended March 31, 2011 from the same period in 2010 is due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than U.S. federal statutory rate. The decrease was also due to federal research and development tax credits of $190,000 from which the Company received benefits in the first three months of 2011 but did not receive benefits in the first three months of 2010 because the federal government had not extended the tax credits to be effective for 2010 as of March 31, 2010. In December 2010, the federal government retroactively extended the research and development tax credits through December 31, 2011.

The Company has been granted a fifteen-year tax holiday for its operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased our provision for income taxes by $2.3 million in the three months ended March 31, 2011 and increased our benefit for income taxes by $530,000 in the three months ended March 31, 2010. The benefit of the tax holiday on earnings per share was $0.04 and $0.01 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 5 — Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect potentially dilutive securities. Options to purchase 4,339,000 and 4,262,000 shares of common stock were outstanding as of March 31, 2011 and 2010, respectively. In addition, 1,076,000 and 318,000 restricted stock units payable in shares of common stock were outstanding as of March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, potentially dilutive securities consisted solely of options and restricted stock units and resulted in an upward adjustment to weighted average number of shares outstanding of 1,466,000. Common stock equivalents of 1,382,000 shares for the three months ended March 31, 2011, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Because the Company incurred a net loss for the three months ended March 31, 2010, the potential dilutive effect of the Company’s outstanding stock options and restricted stock units was not included in the computation of diluted loss per share because these securities were anti-dilutive.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Supplemental Balance Sheet Information

Inventory consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$58,658	$62,026
Work-in-progress	1,787	507
Finished goods	21,224	26,435

Total	$81,669	$88,968

Other long-term assets consist of the following (in thousands):

	As of March 31, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,070	$992	$78	$1,070	$958	$112
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	1,862	1,784	78	1,862	1,750	112
Technology licenses	6,791	1,929	4,862	6,771	1,710	5,061

Total	$8,653	$3,713	$4,940	$8,633	$3,460	$5,173

The Company recorded amortization expense of $253,000 and $309,000 for the three months ended March 31, 2011 and 2010, respectively. Other long-term assets are amortized on a straight-line basis over a period of three to five years. Estimated other long-term asset amortization expense for the remainder of the years ending December 31, 2011, 2012, 2013, and 2014 is $1.0 million, $1.5 million, $1.5 million, and $891,000, respectively. Amortization is estimated to be completed as of the end of 2014.

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Payroll costs	$10,783	$10,028
Marketing	539	568
Other	3,825	2,874

Total	$15,147	$13,470

Note 7 — Special Charges

Special charges consist of the following (in thousands):

For the Three Months Ended March 31, 2010
Employee severance and termination benefits	$39
Gain on assets held for sale	(105)

Total special charges	$(66)

During the first quarter of 2009, the Company commenced the first phase of a reduction in its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. During the second quarter of 2010, the Company commenced the second phase of a reduction in its workforce, which also primarily impacted its Santa Ana, California headquarters. The first and second phases of the reduction in its workforce were completed as of March 31, 2010 and December 31, 2010, respectively. In connection with the first phase of a reduction in its

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

workforce the Company recorded charges for employee severance and termination benefits of approximately $39,000 during the three months ended March 31, 2010, all of which was paid by March 31, 2010. The Company recorded a gain on the sale of impaired assets of approximately $105,000 during the three months ended March 31, 2010.

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

Note 8 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the first six actions on January 21, 2010, and appointed Lead Plaintiffs on February 8, 2010. Lead Plaintiffs filed a consolidated complaint on April 9, 2010, and the defendants moved to dismiss the consolidated complaint. On July 15, 2010, prior to hearing the defendants’ motion, the Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint on August 13, 2010. The defendants moved to dismiss the consolidated amended complaint and on January 21, 2011, the Court granted the defendants’ motion to dismiss without prejudice. On February 22, 2011, Lead Plaintiff filed a second amended complaint, purportedly on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b- 5 thereunder, and claims against several of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions including reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed a motion to dismiss the second amended complaint on March 24, 2011 and the Lead Plaintiff’s filed an opposition to the defendants’ motion to dismiss on April 25, 2011. A hearing is set for June 13, 2011. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

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

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Legal Proceedings

As first disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in the Company’s securities. Certain of the Company’s officers and employees, including its CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is fully cooperating with the SEC in regards to this matter.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2011.

Note 9 — Credit Facility

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of March 31, 2011, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as-needed basis.

Note 10 — Shareholders’ Equity

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

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of March 31, 2011, the 2010 Plan provided for the issuance of up to 2,159,752 shares of common stock.

As of March 31, 2011, total unrecognized compensation expense related to unvested option-based compensation arrangements already granted under the 2000 Plan and the 2010 Plan was approximately $20.8 million, which the Company expects to recognize over a weighted-average period of 2.4 years.

As of March 31, 2011, total unrecognized compensation expense related to unvested restricted stock units already granted under the 2000 Plan and the 2010 Plan was approximately $12.7 million, which the Company expects to recognize over a weighted average period of 3.2 years.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Cost of revenues	$99	$91
Sales and marketing	469	373
General and administrative	999	691
Research and development	1,204	698

Total stock-based compensation expense	$2,771	$1,853

During the three months ended March 31, 2011, the Company received $2.3 million in cash proceeds for the exercise of 364,107 options and $1.4 million for excess tax benefits from share-based payment arrangements.

Note 11 — New Accounting Pronouncements

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

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” and similar expressions, or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; growing acceptance, adoption and qualification of solid-state drives (“SSDs”) within the enterprise-storage and enterprise-server markets; the evolving storage industry; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; statements concerning customer adoption and utilization of our technologies and solutions; the capabilities and performance of our products; the adoption of our products into new applications; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; our ability to protect our intellectual property rights; and fluctuations in foreign currency exchange rates.

We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These forward-looking statements are subject to various risks and uncertainties, including those described in this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”). Some of these risks and uncertainties may be outside our control and our actual results could differ materially from our projected results. Please see our most recent Annual Report on Form 10-K and the information contained in our subsequent SEC filings for a further discussion of these and other risks and uncertainties applicable to our business. We are not able to predict all of the factors that may affect future results. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

STEC, Inc. (collectively with our subsidiaries, is referred to in this Report as “STEC”, “we”, “our” and “us”) is a leading global provider of SSDs using NAND Flash that are designed specifically for enterprise systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with multi-sourced Flash media to form high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global enterprise hardware original equipment manufacturers (“OEMs”), which integrate them into products used in a variety of industries including cloud computing, financial services, virtualization, Web 2.0, government, transportation, defense and transaction processing. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in Europe and Asia.

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

Flash-based Products

Flash-based product revenue was $89.8 million and $23.8 million in the first quarter of 2011 and 2010, respectively. The quarterly increase in Flash-based product revenues was due primarily to a $60.3 million increase in Flash-based product sales to three customers. In addition, an inventory carryover in early 2010 related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash-based product revenues in the first quarter of 2010. Sales of Flash-based products represented 95% and 61% of our total revenues in the first quarter of 2011 and 2010, respectively.

A significant development in enterprise SSDs is the use of Multi-Level Cell (“MLC”) Flash, which is more cost-effective than Single Level Cell (“SLC”) Flash. Incorporating MLC Flash into SSDs is an increasingly important factor driving adoption of SSDs within the enterprise-storage market given the growing need for cost-effective, high-performance enterprise-storage solutions. Our MLC-based SSDs are enhanced by our in-house developed technologies, including our CellCare™ technology, which increases endurance of MLC Flash to meet enterprise life requirement levels and our Secure Array of Flash Elements (S.A.F.E.)TM technology, which provides added data reliability. Our MLC-based SSDs also use our proprietary controller technology to achieve fast write speeds and improved performance.

A major area of our overall research and development investment has been applied to developing and advancing our SSD technologies. We believe the advantages of SSDs are currently being defined in several distinct markets including: a) enterprise-storage applications, b) enterprise-server applications, and c) government, defense and industrial applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions.

In April 2011, we acquired certain assets of Knowledge Quest Infotech Private Limited (“KQI”), a software development company based in Pune, India. The portfolio of acquired assets includes KQI’s intellectual property rights. In addition, we hired approximately 30 key employees of KQI to augment our existing software development team. We believe that this acquisition will provide us with additional system design, storage software and virtualization expertise to leverage our existing development of SSD solutions. We expect to continue to make strategic investments to advance our product portfolio.

Although the enterprise Flash-based SSD market is relatively new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. The increased use of data-tiering software by storage OEMs is also helping to increase SSD adoption as the combination of data-tiering software and SSDs enhance the overall performance level of enterprise-storage systems. In addition, we have employed certain marketing programs and sales initiatives on a selective basis with our customers in an effort to help accelerate the adoption of our SSD products.

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $4.2 million and $14.9 million in revenues from the sale of DRAM products during the first quarter of 2011 and 2010, respectively. Sales of DRAM products represented 4% and 38% of our total revenues in the first quarter of 2011 and 2010, respectively. The quarterly decrease in sales of DRAM products in absolute dollars was due primarily to a decrease in product sales to a single customer with the quarterly decrease in sales of DRAM products as a percentage of our total revenues further impacted by the fact that Flash-based products represented a smaller portion of our total revenues in the first quarter of 2010 because of inventory carryover in early 2010 related to sales made to our largest customer during the second half of 2009.

Malaysia Tax Holiday

We have been granted a fifteen-year tax holiday for our operations in Malaysia subject to meeting certain conditions. This tax holiday in Malaysia is effective through September 30, 2022. The impact of the Malaysia tax holiday decreased the provision for income taxes by $2.3 million or $0.04 per share during the first quarter of 2011, and increased the benefit for income taxes by $530,000 or $0.01 per share in the first quarter of 2010.

Customers

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 92.4% of our revenues during the first three months of 2011, compared to 79.4% of our revenues during the first three months of 2010. See Note 2, Sales Concentration, to our unaudited consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the first quarters of 2011 and 2010, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

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

During March 2011, an earthquake and tsunami in northeastern Japan caused considerable damage to the country’s infrastructure. While we have not sustained significant disruptions in our ability to procure components for our products due to these events in Japan, some of our customers may experience direct or indirect disruptions in their supply chains which may affect their ability to manufacture and sell their products to their end-user customers. If our customers are unable to obtain a sufficient supply of components required for their end products, they may postpone or cancel orders for our products which could have a material impact on our financial condition, results of operations and cash flows. We are continuing to work closely with our key customers to monitor the impact of the events in Japan on their order demand patterns and inventory levels. See Item 1A, “Risk Factors—Business interruptions could substantially harm our business.”

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	For the Three Months Ended March 31,
	2011	2010
Singapore	46%	23%
United States	33%	28%
Czech Republic	11%	*
Malaysia	*	28%
Other	10%	21%

Total	100%	100%

*	Less than 10%

Sales billed to customers in the Czech Republic increased due primarily to an increase in product sales to a single customer and sales billed to customers in Malaysia decreased due primarily to a decrease in product sales to a single customer.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended March 31,
	2011	2010
Net revenues	100.0%	100.0%
Cost of revenues	57.6	66.0

Gross profit	42.4	34.0
Operating expenses:
Sales and marketing	6.0	9.8
General and administrative	7.8	17.9
Research and development	12.6	24.9
Special charges	0.0	(0.2)

Total operating expenses	26.4	52.4
Operating income (loss)	16.0	(18.4)
Other expense	0.0	0.3

Income (loss) from operations before income taxes	16.0%	(18.7)%

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Net Revenues. Our revenues increased 145% from $38.8 million in the first quarter of 2010 to $94.9 million in the first quarter of 2011 due primarily to a 277% increase in Flash-based product sales, partially offset by a 72% decrease in sales of DRAM products. Within Flash-based product sales, shipments of our Zeus IOPS SSDs into the enterprise-storage market increased 567% from $10.4 million in the first quarter of 2010 to $69.4 million in the first quarter of 2011. The quarterly increase in Flash-based product revenues was due primarily to a $60.3 million increase in Flash-based product sales to three customers. An inventory carryover in early 2010 related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash-based product revenues in the first quarter of 2010. The quarterly decrease in sales of DRAM products in absolute dollars was due primarily to a decrease in product sales to a single customer.

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

Gross Profit. Our gross profit was $40.3 million in the first quarter of 2011, compared to $13.2 million in the same period in 2010. Gross profit as a percentage of revenues was 42.4% in the first quarter of 2011, compared to 34.0% in the first quarter of 2010. The increase in gross profit in absolute dollars and as a percentage of revenue was due primarily to a 277% increase in sales of higher margin Flash-based products and a $580,000 decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 50% from $3.8 million in the first quarter of 2010 to $5.7 million in the first quarter of 2011. Sales and marketing expenses as a percentage of revenue decreased from 9.8% in the first quarter of 2010 to 6.0% in the first quarter of 2011. The increase in sales and marketing expenses in absolute dollars was due to higher commissions as the result of an increase in revenues for the first quarter of 2011. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of certain sales costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the increase in revenues for the first quarter of 2011.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 7% from $6.9 million in the first quarter of 2010 to $7.4 million in the first quarter of 2011. General and administrative expenses as a percentage of revenues decreased from 17.9% in the first quarter of 2010 to 7.8% in the first quarter of 2011. The increase in general and administrative expenses in absolute dollars was due primarily to a $750,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation, partially offset by a $450,000 decrease in legal fees. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs such as payroll and payroll-related expenses and the increase in revenues for the first quarter of 2011.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 24% from $9.7 million in the first quarter of 2010 to $12.0 million in the first quarter of 2011. Research and development expenses as a percentage of revenues decreased from 24.9% in the first quarter of 2010 to 12.6% in the first quarter of 2011. The increase in research and development expenses in absolute dollars was due primarily to an increase in payroll and payroll-related costs from an increase in research and development employee headcount from 230 as of March 31, 2010 to 285 as of March 31, 2011, as the result of our expanding global research and development efforts. The decrease in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the increase in revenues.

Special Charges. Special charges consisted of approximately $39,000 in employee severance and termination benefits and approximately $105,000 related to a gain on the sale of previously impaired assets in the first quarter of 2010. There were no charges for employee severance and termination benefits or asset impairments in the first quarter of 2011.

During the first quarter of 2009, we commenced the first phase of a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia. During the second quarter of 2010, we commenced the second phase of a reduction in our workforce, which also primarily impacted our Santa Ana, California headquarters. The first and second phases of the reduction in our workforce were completed as of March 31, 2010 and December 31, 2010, respectively.

Other Expense. Other expense is comprised of losses on foreign currency transactions, partially offset by interest earned on our cash and cash equivalents. Other expense was $47,000 and $134,000 in the first quarter of 2011 and 2010, respectively.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $1.0 million and a benefit for income taxes of $1.9 million in the first quarter of 2011 and 2010, respectively. The provision for income taxes as a percentage of income before provision for income taxes decreased from 26.4% in the first quarter of 2010 to 6.6% in the first quarter of 2011 due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than U.S. federal statutory rates. The decrease was also due to federal research and development tax credits of $190,000 from which we received benefits in the first quarter of 2011 but did not receive benefits in the first quarter of 2010 because the federal government had not yet extended the tax credits to be effective for 2010 as of March 31, 2010. In December 2010, the federal government retroactively extended the research and development tax credits through December 31, 2011. We operate under a tax holiday in Malaysia, which is effective through September 30, 2022 subject to meeting certain conditions. The impact of the Malaysia tax holiday decreased our provision for income taxes by $2.3 million in the first quarter of 2011 and increased our benefit for income taxes by $530,000 in the first quarter of 2010. The benefit of the tax holiday on earnings per share was $0.04 and $0.01 for the first quarter of 2011 and 2010, respectively.

Net income (loss). Net income was $14.1 million and net loss was $5.4 million in the first quarter of 2011 and 2010, respectively. The quarterly increase in net income was due primarily to a $27.1 million increase in gross profit, partially offset by a $4.8 million increase in operating expenses and a $2.9 million increase in the provision for income taxes.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of March 31, 2011, we had working capital of $292.5 million, including $190.8 million of cash and cash equivalents compared to working capital of $272.6 million, including $170.5 million of cash and cash equivalents as of December 31, 2010 and working capital of $219.7 million, including $158.5 million of cash, cash equivalents and short-term investments as of March 31, 2010. Current assets were 12.4 times current liabilities as of March 31, 2011, compared to 7.9 times current liabilities as of December 31, 2010, and 9.6 times current liabilities as of March 31, 2010.

Operating Activities

Net cash provided by operating activities was $18.9 million in the first quarter of 2011 and resulted primarily from net income of $14.1 million, a $7.3 million decrease in inventory, a $7.0 million decrease in accounts receivable, net of reserves, non-cash depreciation and amortization of $3.0 million, and $2.8 million of stock-based compensation expense, partially offset by a $15.1 million decrease in accounts payable. Inventory decreased due primarily to lower inventory purchases in the first quarter of 2011, compared to the fourth quarter of 2010. In 2010, we had increased purchases of raw materials under non-cancelable inventory purchase commitments in preparation of anticipated demand in 2011. Accounts receivable, net of reserves, decreased due primarily to an increase in accounts receivable turnover in the first quarter of 2011, compared to the fourth quarter of 2010. Accounts payable decreased as a result of lower inventory purchases in the first quarter of 2011, compared to the fourth quarter of 2010. During the first quarter of 2011, we recorded approximately $710,000 of legal fees in excess of our insurance deductible under our director and officer insurance coverage. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carrier.

Investing Activities

Net cash used in investing activities was $2.2 million in the first quarter of 2011 resulting primarily from $2.2 million in purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities.

As of March 31, 2011, we have made capital expenditures of approximately $42 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in property, plant, and equipment will be approximately $45 million over the next five years ending March 31, 2016. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash provided by financing activities was $3.7 million in the first quarter of 2011 and resulted from $2.3 million of proceeds realized from the exercise of stock options and a $1.4 million tax benefit from excess tax benefits from share-based payment arrangements.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the board of directors authorized a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period expiring on May 9, 2011. As of March 31, 2011, $75 million was still authorized for the repurchase of shares under these plans. The Company did not make any share repurchases in the first quarter of 2011.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of March 31, 2011, there were no borrowings outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis.

We believe that our existing assets, cash and cash equivalents on hand, together with the $10 million Short-term Facility, and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by accessing the capital or credit markets to issue equity or debt securities, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or new convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Set forth in the table below is our estimate of our significant contractual obligations as of March 31, 2011 (in thousands).

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$24,744	$24,744	$—	$—	$—
Operating lease obligations	4,625	913	1,502	1,326	884
Other non-cancelable purchase commitments	1,427	1,427	—	—	—
Non-cancelable capital equipment purchase commitments	2,601	2,601	—	—	—

Total	$33,397	$29,685	$1,502	$1,326	$884

Inflation

Inflation was not a material factor in either revenue or operating expenses in the first quarter of 2011 and 2010.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2011, our cash and cash equivalents were $190.8 million invested primarily in money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of March 31, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of March 31, 2011, there were no borrowings outstanding under the Short-term Facility.

Foreign Currency Exchange Rate Risk

More than 95% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our integrated circuit (“IC”) components from local distributors of Japanese, Korean and Taiwanese suppliers. More than 95% of our purchases from international vendors are denominated in U.S. dollars. To date, we have not entered any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 8 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the first quarter of 2011 and 2010, sales to our ten largest customers accounted for an aggregate of 92.4% and 79.4%, respectively, of our total revenues. In 2010, our largest customer was EMC Corporation (“EMC”), which accounted for 37.8% of our total revenues.

The major industries in which we participate are dominated by a limited number of OEM companies; therefore, the rate of SSD adoption will be driven by a limited number of potential customers. In addition, the industries in which many of our customers compete have experienced, and may continue to experience, consolidation which may result in increased customer concentration and/or the loss of customers. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. Our customers’ demand for our products can vary considerably from quarter to quarter, and it is difficult to forecast our customers’ demand beyond the immediate future, as purchases in one period may not be indicative of purchases in future periods. We expect that sales of our products to a limited number of customers will continue to comprise a substantial portion of our revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations. For example, the results of our operations during the first half of 2010 were negatively impacted due to an inventory carryover by EMC. If we are unable to secure significant purchase orders from EMC or our other large customers in the future, our financial results may be negatively impacted.

The market for enterprise Flash-based SSD products is relatively new and rapidly evolving, which makes it difficult to forecast end-user adoption rates and customer demand, for our products.

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

Business interruptions could substantially harm our business.

Substantially all of our manufacturing operations are located in Penang, Malaysia. In addition, a substantial amount of our supply chain is dependent on international suppliers and a significant amount of our products are shipped to international customers. Further, we undertake various research and development, sales and marketing activities through regional offices in a number of foreign countries. These international operations are subject to many inherent risks, including but not limited to, human error, government intervention, political instability, acts of terrorism, power failures, health pandemics and natural disasters, including earthquakes, tsunamis, fires or floods. Our U.S. operations are also subject to many of these inherent risks. For example, our headquarters and various U.S.-based research and development activities are located in Southern California, an area with above average seismic activity due to the proximity of major earthquake fault lines.

Any of these risks, could negatively impact our operations which could harm our business. In particular, a disruption to our facilities in Penang, Malaysia could substantially limit our manufacturing capabilities. In addition, the recent earthquake and tsunami in Japan has disrupted the global supply chain for components manufactured in Japan that are incorporated in our products and in the end user’s products of certain of our customers. Due to these cross dependencies, supply chain disruptions stemming from the recent natural disasters in Japan could adversely affect the demand for our products. If our customers are unable to obtain a sufficient supply of other components required for their end products, they may postpone or cancel orders for our products which would harm our business, financial condition and results of operations.

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

Our dependence on a small number of component suppliers, including integrated circuit device suppliers, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In the first quarter of 2011,

Samsung, Toshiba and Hynix supplied substantially all of the IC devices used in our Flash-based products while Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

In addition to Flash and DRAM ICs, a number of other components that we use in our products are available from only a single or limited number of suppliers. In the development of our own application-specific ICs (“ASICs”), we also depend on certain foundry subcontractors to manufacture these ASICs as well as on certain third-party subcontractors to assemble, obtain packaging materials for, and test these ASICs. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including:

•	The inability to obtain an adequate supply of components;

•	The inability to obtain component information that is used in the optimization of a supplier’s components in our finished products;

•	Price increases, late deliveries and poor component quality;

•	An unwillingness of a supplier to supply such components to us;

•	A key supplier’s or sub-supplier’s inability to access credit necessary to operate its business;

•	Failure of a key supplier to remain in business or adjust to market conditions;

•	Consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components; or

•	Failure of a supplier to meet our quality, yield or production requirements.

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

As described in detail in Note 8 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, purported class action is pending in the U.S. District Court for the Central District of California, alleging, among other things, that our company, certain of our officers and directors, and four of our underwriters violated the federal securities laws by issuing materially false and misleading statements. In addition, purported shareholder derivative actions are pending in Orange County Superior Court and U.S. District Court for the Central District of California against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class action. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our business strategy. The successful implementation of our business model and business strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer and Chairman of the Board of Directors, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer, Secretary and a Director, and Raymond D. Cook, our Chief Financial Officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would have an adverse effect on the execution of our business strategy.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 67.2% and 71.5%, of our total revenues for the first quarter of 2011 and 2010, respectively. In the first quarter of 2011, 46.4% and 10.6% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. In the first quarter of 2010, 27.6% and 23.0% of our revenues were derived from billings to customers in Malaysia and Singapore, respectively. In the first quarter of 2011 and 2010, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of March 31, 2011, we owned 29 patents and 56 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements it is possible that our efforts to protect our intellectual property rights may not:

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

Failure to maintain effective internal control over financial reporting could cause our investors to lose confidence and adversely affect the market price of our common stock.

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception. As of March 31, 2011, Manouch and Mark Moshayedi beneficially owned approximately 15% of our outstanding common stock. As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

Issuer Purchases of Equity Securities

During the three months ended March 31, 2011, we had one outstanding stock repurchase program. The following is a summary of our common stock repurchased and average price paid per share for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of December 31, 2010	—	—	—
January 1 through January 31, 2011	—	—	—
February 1 through February 28, 2011	—	—	—
March 1 through March 31, 2011	—	—	—

Total	—	$—	—	$75,000,000	(1)

(1)	In November 2009, our board of directors authorized a share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period expiring on May 9, 2011. Repurchases under our share repurchase program will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Exchange Act. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management determines that additional repurchases are not warranted. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation by Reference

Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.1†	Form of Severance and Change in Control Agreement, dated February 22, 2010 (amended and restated March 14, 2011), entered into between the Registrant and Manouch Moshayedi and between the Registrant and Mark Moshayedi	8-K	10.1	March 18, 2011

10.2†	Severance and Change in Control Agreement, dated February 22, 2010 (amended and restated March 14, 2011), entered into between the Registrant and Raymond D. Cook	8-K	10.2	March 18, 2011

10.3†	Severance and Change in Control Agreement, dated March 14, 2011, entered into between the Registrant and Robert Saman	8-K	10.3	March 18, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

Incorporation by Reference

Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: May 10, 2011	/S/ RAYMOND D. COOK
Raymond D. Cook Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.1†	Form of Severance and Change in Control Agreement, dated February 22, 2010 (amended and restated March 14, 2011), entered into between the Registrant and Manouch Moshayedi and between the Registrant and Mark Moshayedi	8-K	10.1	March 18, 2011

10.2†	Severance and Change in Control Agreement, dated February 22, 2010 (amended and restated March 14, 2011), entered into between the Registrant and Raymond D. Cook	8-K	10.2	March 18, 2011

10.3†	Severance and Change in Control Agreement, dated March 14, 2011, entered into between the Registrant and Robert Saman	8-K	10.3	March 18, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.