Form 10-Q
period 2011-06-30
STEC, INC.
filed 2011-08-03
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 22, 2011 was 51,609,603.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2011

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
ASSETS:
Current Assets:
Cash and cash equivalents	$213,292	$170,457
Accounts receivable, net of allowances of $4,117 at June 30, 2011 and $3,853 at December 31, 2010	45,583	47,831
Inventory	80,177	88,968
Other current assets	3,401	4,606

Total current assets	342,453	311,862

Leasehold interest in land	2,573	2,596
Property, plant and equipment, net	35,066	35,037
Goodwill	1,682	1,682
Other long-term assets	5,029	5,173
Deferred income taxes	14,961	9,304

Total assets	$401,764	$365,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$26,380	$25,762
Accrued and other liabilities	13,946	13,470

Total current liabilities	40,326	39,232

Long-term income taxes payable	5,651	4,248
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 51,595 shares issued and outstanding as of June 30, 2011 and 51,046 shares issued and outstanding as of December 31, 2010	52	51
Additional paid-in capital	178,897	169,127
Retained earnings	176,838	152,996

Total shareholders’ equity	355,787	322,174

Total liabilities and shareholders’ equity	$401,764	$365,654

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$82,451	$61,348	$177,395	$100,157
Cost of revenues	45,604	35,226	100,275	60,849

Gross profit	36,847	26,122	77,120	39,308

Sales and marketing	6,053	4,807	11,719	8,603
General and administrative	7,905	7,099	15,314	14,038
Research and development	12,987	10,366	24,987	20,020
Special charges (Note 7)	—	18	—	(48)

Total operating expenses	26,945	22,290	52,020	42,613

Operating income (loss)	9,902	3,832	25,100	(3,305)
Other income	90	523	43	389

Income (loss) from continuing operations before income taxes	9,992	4,355	25,143	(2,916)
(Provision) benefit for income taxes	(298)	(1,418)	(1,301)	500

Income (loss) from continuing operations	9,694	2,937	23,842	(2,416)

Discontinued operations (Note 8):
Loss from operations of Consumer Division	—	(258)	—	(258)
Benefit for income taxes	—	108	—	108

Loss from discontinued operations	—	(150)	—	(150)

Net income (loss)	$9,694	$2,787	$23,842	$(2,566)

Net income (loss) per share:
Basic:
Continuing operations	$0.19	$0.06	$0.46	$(0.05)
Discontinued operations	—	—	—	—

Total	$0.19	$0.06	$0.46	$(0.05)

Diluted:
Continuing operations	$0.18	$0.06	$0.45	$(0.05)
Discontinued operations	—	—	—	—

Total	$0.18	$0.06	$0.45	$(0.05)

Shares used in per share computation:
Basic	51,495	50,673	51,361	50,495

Diluted	52,652	51,463	52,672	50,495

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$23,842	$(2,566)
Loss from discontinued operations	—	150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,207	6,231
Loss on sale of property, plant and equipment	22	22
Non-cash special charges	—	(104)
Accounts receivable provision (benefit)	293	(535)
Deferred income taxes	(4,362)	(5,881)
Stock-based compensation expense	6,010	4,032
Excess tax benefits from share-based payment arrangements	(1,734)	(1,516)
Change in operating assets and liabilities:
Accounts receivable	1,955	38,242
Inventory	8,791	(24,105)
Leasehold interest in land	23	22
Other assets	975	(1,154)
Accounts payable	(1,040)	(9,640)
Income taxes	5,360	2,710
Accrued and other liabilities	(2,378)	(4,663)
Cash flows used in discontinued operations	—	(27)

Net cash provided by operating activities	43,964	1,218

Cash flows from investing activities:
Purchases of short-term investments	—	(4,998)
Sales of short-term investments	—	9,998
Purchases of property, plant and equipment	(5,425)	(2,974)
Other	(249)	219

Net cash (used in) provided by investing activities	(5,674)	2,245

Cash flows from financing activities:
Proceeds from exercise of stock options	2,834	2,265
Excess tax benefits from share-based payment arrangements	1,734	1,516
Taxes paid related to net-share settlement of equity awards	(23)	—

Net cash provided by financing activities	4,545	3,781

Net increase in cash and cash equivalents	42,835	7,244
Cash and cash equivalents at beginning of period	170,457	135,658

Cash and cash equivalents at end of period	$213,292	$142,902

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$1,579	$554

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company as of June 30, 2011, the consolidated results of operations for each of the three and six months ended June 30, 2011 and 2010, and the consolidated results of cash flows for each of the six months ended June 30, 2011 and 2010 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2010 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform to the 2011 presentation.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Customer A	30%	38%	28%	23%
Customer B	22%	*	25%	*
Customer C	16%	13%	18%	14%
Customer D	*	18%	*	25%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
United States	28%	44%	31%	38%
Singapore	39%	16%	43%	19%
Czech Republic	20%	11%	15%	*
Malaysia	*	16%	*	21%
Other	13%	13%	11%	22%

Total	100%	100%	100%	100%

*	Less than 10%

No other single foreign country accounted for more than 10% of revenues during the three and six months ended June 30, 2011 and 2010.

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

As of June 30, 2011 and December 31, 2010, cash equivalents consisted of money market funds. The Company determined the fair value of its cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$132,794	$90,021
Money market funds	80,498	80,436

Total cash and cash equivalents	$213,292	$170,457

Note 4 — Income Taxes

The Company recorded a provision for income taxes of $1.3 million and a benefit for income taxes of $500,000 for the six months ended June 30, 2011 and June 30, 2010, respectively. The Company’s effective tax rates were 5.2% and 17.1% for the six months ended June 30, 2011 and June 30, 2010, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2011 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2010 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, partially offset by permanent differences between GAAP pre-tax income and taxable income. The decrease in the effective tax rate for the six months ended June 30, 2011 from the same period in 2010 is due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than U.S. federal statutory rate. The decrease was also due to federal research and development tax credits of $385,000 from which the Company received benefits in the first six months of 2011 but did not receive benefits in the first six months of 2010 because the federal government had not extended the tax credits to be effective for 2010 as of June 30, 2010. In December 2010, the federal government retroactively applied the research and development tax credits for the full year 2010 and extended them through December 31, 2011.

Income from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Japan	$272	$90	$672	$135
United Kingdom	160	109	231	93
Taiwan	145	101	325	247
China	39	45	73	71
Italy	37	43	77	68
India	37	—	37	—
Germany	18	46	40	50
Austria	17	31	36	44

	$725	$465	$1,491	$708

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 30, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

As an incentive to establish operations in Malaysia, the Company was provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was effective through September 30, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five-year extension through September 30, 2027 of the existing income tax holiday term and certain research and development grants. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.9 million and $980,000 in the three months ended June 30, 2011 and June 30, 2010, respectively. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $4.2 million in the six months ended June 30, 2011 and increased our benefit for income taxes by $1.5 million in the six months ended June 30, 2010. The benefit of the income tax holiday on earnings per share was $0.04 and $0.02 for the three months ended June 30, 2011 and June 30, 2010, respectively, and $0.08 and $0.03 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Note 5 — Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 (in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator: Income (loss) from continuing operations	$9,694	$2,937	$23,842	$(2,416)
Numerator: Loss from discontinued operations	—	(150)	—	(150)

Numerator: Net income (loss)	$9,694	$2,787	$23,842	$(2,566)

Denominator for net income per share (basic)	51,495	50,673	51,361	50,495
Effect of dilutive securities:
Stock awards	1,157	790	1,311	—

Denominator for net income per share (diluted)	52,652	51,463	52,672	50,495

Net income (loss) per share (basic):
Continuing operations	$0.19	$0.06	$0.46	$(0.05)
Discontinued operations	—	—	—	—

Total	$0.19	$0.06	$0.46	$(0.05)

Net income (loss) per share (diluted):
Continuing operations	$0.18	$0.06	$0.45	$(0.05)
Discontinued operations	—	—	—	—

Total	$0.18	$0.06	$0.45	$(0.05)

Anti-dilutive shares excluded from net income (loss) per share calculation	2,336	2,573	1,859	1,286

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Supplemental Balance Sheet Information

Inventory consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$60,508	$62,026
Work-in-progress	2,051	507
Finished goods	17,618	26,435

Total	$80,177	$88,968

Other long-term assets consisted of the following (in thousands):

	As of June 30, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,039	$306	$1,070	$958	$112
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,831	306	1,862	1,750	112
Technology licenses	6,909	2,186	4,723	6,771	1,710	5,061

Total	$9,046	$4,017	$5,029	$8,633	$3,460	$5,173

The Company recorded amortization expense of $304,000 and $295,000 for the three months ended June 30, 2011 and 2010, respectively, and $557,000 and $604,000 for the six months ended June 30, 2011 and 2010, respectively. Other long-term assets are amortized on a straight-line basis over a period of three to five years. Estimated other long-term asset amortization expense for the remainder of the years ending December 31, 2011, 2012, 2013, and 2014 is $527,000, $1.5 million, $1.6 million, $1.2 million, $214,000 and $14,000, respectively. Amortization is estimated to be completed as of the end of 2016.

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Payroll costs	$9,207	$10,028
Marketing	527	568
Other	4,212	2,874

Total	$13,946	$13,470

Note 7 — Special Charges

Special charges consisted of the following (in thousands):

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Employee severance and termination benefits	$30	$69
Gain on assets held for sale	(12)	(117)

Total special charges	$18	$(48)

During the first quarter of 2009, the Company commenced the first phase of a reduction in its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. During the second quarter of 2010, the Company commenced the second phase of a reduction in its workforce, which also primarily impacted its Santa Ana, California headquarters. The first and second phases of the reduction in its workforce were completed as of March 31, 2010 and December 31, 2010, respectively. In connection with the second phase of a reduction in its workforce the Company recorded charges for employee severance and termination benefits of approximately $30,000 during the three months ended June 30, 2010. In connection with both the first and second phases of the reduction in its workforce the Company recorded charges for employee severance and termination benefits of approximately $69,000 during the six months ended June 30, 2010, all of which was paid by December 31, 2010. The Company recorded gains on the sale of impaired assets of approximately $12,000 and $117,000 during the three and six months ended June 30, 2010, respectively.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating results of the Consumer Division, which are accounted for as discontinued operations, for the three and six months ended June 30, 2010, are summarized as follows (in thousands):

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Net revenues	$—	$—
Loss from discontinued operations	(258)	(258)
Benefit for income taxes	108	108

Loss from discontinued operations	$(150)	$(150)

Note 9 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed Lead Plaintiffs. The Court did not consider the sufficiency of Lead Plaintiff’s initial consolidated complaint and instead replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, the new Lead Plaintiff filed a second amended complaint, purportedly on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b- 5 thereunder, and claims against several of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed a motion to dismiss and on June 17, 2011, the court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2011, a purported class action complaint was filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. The complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act, and further alleges claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The complaint, which arises out of the same underlying factual allegations as the federal court class action discussed above, seeks compensatory damages and rescission or a rescissory measure of damages where applicable, reasonable costs and expenses, including counsel fees and expert fees, and other relief the Court may deem just and proper. The Company has not yet filed its response to the new state court class action complaint. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and have been stayed until further order by the Court. Despite the stay, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. At a status conference on June 13, 2011, the Superior Court left the stay in place. Additionally, two shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010, and stayed by order of the Court until a ruling was made on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit. The consolidated complaints in both the state and federal actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters as the Company believes it is too early in the proceedings to determine an outcome.

Shareholder Demand

From January 5, 2010 through August 2, 2010, the Company received letters from counsel for four purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of its senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct alleged deficiencies in its internal controls. The demand letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the named shareholders will commence derivative actions. In evaluating the demand letters, the independent members of the Company’s board of directors conducted a review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letters, the independent members of the Company’s board of directors unanimously determined that it would not be in the Company’s best interests to pursue the claims alleged in the demand letters against any of the individuals mentioned therein. This determination was formally communicated to counsel for the four purported shareholders on December 17, 2010. Counsel for two of the purported shareholders responded by letter dated July 13, 2011, further demanding that the Company take action to remedy alleged breaches of fiduciary duties by several of its senior officers and directors. The independent members of the Company’s board of directors are evaluating this July 13, 2011 letter.

Other Legal Proceedings

As first disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in the Company’s securities. The Company and certain of the Company’s officers and employees, including its CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is fully cooperating with the SEC in regards to this matter. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) is considering recommending that the SEC initiate a civil injunctive action against the Company, its CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. Under a

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

process established by the SEC, the Company, its CEO and President have the opportunity to submit to the Staff any reasons of law, policy or fact why they believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. The Company, its CEO and President intend to continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against them.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011.

Note 10 — Credit Facility

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of June 30, 2011, there was approximately $200,000 of banker’s guarantees outstanding under the Short-term facility and STEC Malaysia was in compliance with all required covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as-needed basis.

Note 11 — Shareholders’ Equity

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

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the Company’s board of directors on March 26, 2010, and was approved by its shareholders on May 27, 2010. The 2010 Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. On May 19, 2011, the Company’s shareholders approved an amendment to the 2010 Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares to 6,600,000 shares. The other terms and conditions of the 2010 Plan were not changed. Under the 2010 Plan, eligible individuals may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. Other types of equity awards that may be granted under the 2010 Plan include performance awards, dividend equivalents,

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred stock units, stock payments, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company’s board of directors, its compensation committee, or its equity awards committee determines the eligibility and vesting schedules for awards granted under the 2010 Plan. Options expire within a period of not more than ten years from the date of grant. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting.

As of June 30, 2011, the 2010 Plan provided for the issuance of up to 3,469,788 shares of common stock.

During the six months ended June 30, 2011, options for the purchase of 579,400 shares at a weighted-average option price of $16.36 per share, with annual vesting of 25%, were awarded pursuant to the 2010 Plan. The contractual lives of 2011 awards are consistent with those of prior years. The per share fair values of the options granted in the six months ended June 30, 2011 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	2.2%
Volatility	67.0%
Dividend rate	0.0%

The weighted average per share grant date fair value of options granted in the first six months of 2011 was $9.94.

During the six months ended June 30, 2011, the Company issued 180,813 restricted stock units with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The weighted average per share grant date fair value of restricted stock units granted in the first six months of 2011 was $17.45.

Restricted stock units that vested during the three and six months ended June 30, 2011 had a fair value of $2.8 million as of the vesting date. Of the 172,174 restricted stock units that vested during the six months ended June 30, 2011, 124,838 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The number and value of the shares withheld were 48,384 shares and $807,000, respectively, during the three and six months ended June 30, 2011. The value of the total shares was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the tax authorities were $23,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Options to purchase 4,722,000 and 4,515,000 shares of common stock were outstanding as of June 30, 2011 and 2010, respectively. In addition, 1,053,000 and 646,000 restricted stock units payable in shares of common stock were outstanding as of June 30, 2011 and 2010, respectively.

As of June 30, 2011, total unrecognized compensation expense related to unvested option-based compensation arrangements already granted under the 2000 Plan and the 2010 Plan was approximately $22.8 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

As of June 30, 2011, total unrecognized compensation expense related to unvested restricted stock units already granted under the 2000 Plan and the 2010 Plan was approximately $14.3 million, which the Company expects to recognize over a weighted average period of 3.2 years.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$138	$101	$237	$192
Sales and marketing	543	396	1,012	769
General and administrative	1,212	764	2,211	1,455
Research and development	1,346	918	2,550	1,616

Total stock-based compensation expense	$3,239	$2,179	$6,010	$4,032

During the six months ended June 30, 2011, the Company received $2.8 million in cash proceeds for the exercise of 424,107 options and $1.7 million for excess tax benefits from share-based payment arrangements.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the board of directors authorized a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period that expired on May 9, 2011. The Company did not make any share repurchases under this plan during 2011.

Note 12 — New Accounting Pronouncements

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

Overview

STEC, Inc. (collectively with our subsidiaries, is referred to in this Report as “STEC”, “we”, “our” and “us”) is a leading global provider of SSDs that are designed specifically for enterprise systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with multi-sourced NAND Flash media to form high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global enterprise hardware original equipment manufacturers (“OEMs”), which integrate them into products used in a variety of industries including cloud computing, financial services, virtualization, Web 2.0, government, transportation, defense, e-commerce, and healthcare. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in Europe and Asia.

We market our products primarily to OEMs and OEM distributors, leveraging our custom design capabilities to offer memory solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized SSDs, including our ZeusIOPS® and MACH-class of products;

•	Expanding our product portfolio to include software offerings;

•	Adding new PCIe-based solid-state accelerator products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash-based products for OEM applications. We have invested significantly in the design and development of customized Flash controllers, firmware and hardware. Prior strategic acquisitions also have enabled us to improve our Flash controller design capabilities, expand our product offerings, add intellectual property to our technology portfolio and enhance our capabilities to use third-party controllers.

Operating Results Volatility

In prior periods, we have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons. First, the majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues are concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products, may negatively impact our revenues on a quarterly basis. Moreover, substantially all of our sales are transacted through individual customer purchase orders as opposed to long-term contractual commitments. Each customer purchase order is unique and stands on its own and there is no assurance that we will be able to obtain additional purchase orders under the same terms and dollar commitment levels with these customers in future quarters. As a result, it is difficult to forecast our customers’ demand as purchases in one period may not be indicative of purchases in future periods. In addition, the enterprise SSD market is relatively new and rapidly evolving with new competitors entering our markets. Many of these competitors are large, conglomerate businesses with considerable resources. Currently, we are facing competition from SSD suppliers with lower-cost, lower performance SATA-based drives with a connectivity bridge to a SAS or FC interface. These lower cost alternatives have been gaining traction, which has resulted in a decrease of our market share at certain customers despite the performance and latency advantages of our ZeusIOPS® drives. Furthermore, we believe that competitive SAS-based SSDs are in the process of being qualified or in some cases have already been qualified at certain of our customers, which may lead to a reduction in orders of our ZeusIOPS® SAS-based SSDs. Until we can further diversify our customer base and product offerings, we believe that these factors and quarterly operating results volatility will continue to impact our business for the foreseeable future.

Flash-based Products

Flash-based product revenue was $79.2 million and $48.6 million in the second quarter of 2011 and 2010, respectively. The quarterly increase in Flash-based product revenues was due primarily to a $28.3 million increase in Flash-based product sales to five customers. Sales of Flash-based products represented 96% and 79% of our total revenues in the second quarter of 2011 and 2010, respectively.

A significant development in enterprise SSDs is the use of Multi-Level Cell (“MLC”) Flash, which is more cost-effective than Single Level Cell (“SLC”) Flash. Incorporating MLC Flash into SSDs is an increasingly important factor driving adoption of SSDs within the enterprise-storage market given the growing need for cost-effective, high-performance enterprise-storage solutions. Our MLC-based SSDs are enhanced by our proprietary technologies, including our CellCare™ technology, which increases endurance of MLC Flash to meet enterprise life requirement levels and our Secure Array of Flash ElementsTM (S.A.F.E.) technology, which provides added data reliability. Our MLC-based SSDs also use our proprietary controller technology to achieve fast write speeds and improved performance.

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

In April 2011, we acquired certain assets of Knowledge Quest Infotech Private Limited (“KQI”), a software development company based in Pune, India. The portfolio of acquired assets includes KQI’s intellectual property rights. In addition, we hired approximately 30 key employees of KQI to augment our existing software development team. The acquisition of certain assets of KQI was not material to our historical consolidated financial position, results of operations or cash flows. We believe that this acquisition will provide us with additional system design, storage software and virtualization expertise to leverage our existing development of SSD solutions. We expect to continue to make strategic investments to advance our product portfolio.

Although the enterprise Flash-based SSD market is relatively new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. The increased use of data-tiering software by storage OEMs is also helping to increase SSD adoption as the combination of data-tiering software and SSDs enhance the overall performance level of enterprise-storage systems. In addition, we previously employed certain marketing programs and sales initiatives on a selective basis with our customers in an effort to help accelerate the adoption of our SSD products.

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $3.0 million and $12.7 million in revenues from the sale of DRAM products during the second quarter of 2011 and 2010, respectively. Sales of DRAM products represented 4% and 21% of our total revenues in the second quarter of 2011 and 2010, respectively. The quarterly decrease in sales of DRAM products in absolute dollars was due primarily to a decrease in product sales to a single customer. Since our revenue growth initiatives are focused on sales of our SSDs and sales of our DRAM products are made to a limited number of customers, we expect this variability will continue in the future.

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, we were provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was effective through September 30, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the existing income tax holiday term and certain research and development grants. The impact of the Malaysia income tax holiday decreased the provision for income taxes by $1.9 million or $0.04 per share during the second quarter of 2011, and decreased the provision for income taxes by $980,000 or $0.02 per share in the second quarter of 2010.

Customers

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 90.6% of our revenues during the first six months of 2011, compared to 83.0% of our revenues during the first six months of 2010, and 89.3% of our revenues during the second quarter of 2011, compared to 87.7% of our revenues during the second quarter of 2010. See Note 2, Sales Concentration, to our unaudited consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the first six months of 2011 and 2010, respectively, and during the second quarter of 2011 and 2010, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

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

During March 2011, an earthquake and tsunami in northeastern Japan caused considerable damage to the country’s infrastructure. While we have not sustained significant disruptions in our ability to procure components for our products due to these events in Japan, some of our customers experienced direct or indirect disruptions in their supply chains which affected their ability to manufacture and sell their products to their end-user customers. As a result, some customers were unable to obtain a sufficient supply of components required for their end products and canceled orders for our products, which negatively impacted our second quarter results. See Item 1A, “Risk Factors—Business interruptions could substantially harm our business.”

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
United States	28%	44%	31%	38%
Singapore	39%	16%	43%	19%
Czech Republic	20%	11%	15%	*
Malaysia	*	16%	*	21%
Other	13%	13%	11%	22%

Total	100%	100%	100%	100%

*	Less than 10%

No other single foreign country accounted for more than 10% of revenues during the three and six months ended June 30, 2011 and 2010.

Sales billed to customers in Singapore increased due primarily to an increase in product sales to two customers, sales billed to customers in the Czech Republic increased due primarily to an increase in product sales to a single customer and sales billed to customers in Malaysia decreased due primarily to a decrease in product sales to a single customer.

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

Seasonality

In the past, we have had and expect to continue to experience some seasonality in our business resulting in higher sales generally in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business, concentration of our customers and limited adoption of SSDs in our markets, seasonality may not always apply.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2011	2010	2011	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.3	57.4	57.6	56.5	60.8

Gross profit	44.7	42.6	42.4	43.5	39.2
Operating expenses:
Sales and marketing	7.3	7.9	6.0	6.6	8.6
General and administrative	9.6	11.6	7.8	8.6	14.0
Research and development	15.8	16.9	12.6	14.1	20.0
Special charges	0.0	0.0	0.0	0.0	(0.1)

Total operating expenses	32.7	36.4	26.4	29.3	42.5
Operating income (loss)	12.0	6.2	16.0	14.2	(3.3)
Other income	0.1	0.9	0.0	0.0	0.4

Income (loss) from continuing operations before income taxes	12.1%	7.1%	16.0%	14.2%	(2.9)%

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Net Revenues. Our revenues increased 35% from $61.3 million in the second quarter of 2010 to $82.5 million in the second quarter of 2011 due primarily to a 63% increase in Flash-based product sales from $48.6 million in the second quarter of 2010 to $79.2 million in the second quarter of 2011, partially offset by a 76% decrease in sales of DRAM products from $12.7 million in the second quarter of 2010 to $3.0 million in the second quarter of 2011. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise-storage market increased 79% from $34.7 million in the second quarter of 2010 to $62.1 million in the second quarter of 2011. The quarterly increase in Flash-based product revenues was due primarily to a $28.3 million increase in Flash-based product sales to five customers. The quarterly decrease in sales of DRAM products was due primarily to a decrease in product sales to a single customer.

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

Gross Profit. Our gross profit was $36.8 million in the second quarter of 2011, compared to $26.1 million in the same period in 2010. Gross profit as a percentage of revenues was 44.7% in the second quarter of 2011, compared to 42.6% in the second quarter of 2010. The increase in gross profit in absolute dollars and as a percentage of revenue was due primarily to a 63% increase in sales of higher margin Flash-based products and a $620,000 decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 27% from $4.8 million in the second quarter of 2010 to $6.1 million in the second quarter of 2011. Sales and marketing expenses as a percentage of revenue decreased from 7.9% in the second quarter of 2010 to 7.3% in the second quarter of 2011. The increase in sales and marketing expenses in absolute dollars was due primarily to a $670,000 increase in commissions as the result of higher revenues for the second quarter of 2011 and a $420,000 increase in payroll and payroll-related costs due to an increase in employee headcount and higher stock-based compensation. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of certain sales costs such as payroll and payroll-related expenses, excluding sales commissions, and the increase in revenues in the second quarter of 2011 compared to the second quarter of 2010.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $7.1 million in the second quarter of 2010 to $7.9 million in the second quarter of 2011. General and administrative expenses as a percentage of revenues decreased from 11.6% in the second quarter of 2010 to 9.6% in the second quarter of 2011. The increase in general and administrative expenses in absolute dollars was due primarily to a $930,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs such as payroll and payroll-related expenses and the increase in revenues in the second quarter of 2011 compared to the second quarter of 2010.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 25% from $10.4 million in the second quarter of 2010 to $13.0 million in the second quarter of 2011. Research and development expenses as a percentage of revenues decreased from 16.9% in the second quarter of 2010 to 15.8% in the second quarter of 2011. The increase in research and development expenses in absolute dollars was due primarily to an increase in payroll and payroll-related costs from an increase in research and development employee headcount from 251 as of June 30, 2010 to 339 as of June 30, 2011, as the result of our expanding global research and development efforts. The decrease in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the increase in revenues in the second quarter of 2011 compared to the second quarter of 2010.

Special Charges. Special charges consisted of approximately $30,000 in employee severance and termination benefits and approximately $12,000 related to a gain on the sale of previously impaired assets in the second quarter of 2010. There were no special charges in the second quarter of 2011.

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

Other Income. Other income was $90,000 in the second quarter of 2011 and was comprised of interest earned on our cash and cash equivalents and gains from foreign currency transactions. Other income was $523,000 in the second quarter of 2010 and was comprised of government grant income received from the Malaysian government authority for qualified research and development expenses, interest earned on our cash, cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $298,000 and $1.4 million in the second quarter of 2011 and 2010, respectively. Our effective tax rate decreased from 32.6% in the second quarter of 2010 to 3.0% in the second quarter of 2011 due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than U.S. federal statutory rates. The decrease was also due to federal research and development tax credits of $195,000 from which we received benefits in the second quarter of 2011 but did not receive benefits in the second quarter of 2010 because the federal government had not yet extended the tax credits to be effective for 2010 as of June 30, 2010. In December 2010, the federal government retroactively applied the research and development tax credits for the full year 2010 and extended them through December 31, 2011. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.9 million and $980,000 in the second quarter of 2011 and 2010, respectively. The benefit of the income tax holiday on earnings per share was $0.04 and $0.02 for the second quarter of 2011 and 2010, respectively.

Income from Continuing Operations. Income from continuing operations was $9.7 million and $2.9 million in the second quarter of 2011 and 2010, respectively. The quarterly increase in income from continuing operations was due primarily to a $10.7 million increase in gross profit and a $1.1 million decrease in the provision for income taxes, partially offset by a $4.7 million increase in operating expenses.

Loss from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $150,000 in the second quarter of 2010 due to a legal settlement related to the resolution of disputes with the acquiring company of our Consumer Division over the final purchase price and was $0 in the second quarter of 2011.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Net Revenues. Our revenues increased 77% from $100.2 million in the first six months of 2010 to $177.4 million in the first six months of 2011 due primarily to a 133% increase in Flash-based product sales from $72.4 million in the first six months of 2010 to $169.0 million in the first six months of 2011, partially offset by a 74% decrease in sales of DRAM products from $27.6 million in the first six months of 2010 to $7.2 million in the first six months of 2011. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise-storage market increased 192% from $45.0 million in the first six months of 2010 to $131.5 million in the first six months of 2011. The increase in Flash-based product revenues was due primarily to a $90.4 million increase in Flash-based product sales to four customers, including our largest customer. With respect to our largest customer, an inventory carryover in early 2010 related to sales made during the second half of 2009 negatively impacted our Flash-based product revenues in the first six months of 2010. Sales to this customer increased by $26.8 million in the first six months of 2011 compared to the first six months of 2010. The decrease in sales of DRAM products was due primarily to a decrease in product sales to a single customer.

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

Gross Profit. Our gross profit was $77.1 million in the first six months of 2011, compared to $39.3 million in the same period in 2010. Gross profit as a percentage of revenues was 43.5% in the first six months of 2011, compared to 39.2% in the first six months of 2010. The increase in gross profit in absolute dollars and as a percentage of revenue was due primarily to a 133% increase in sales of higher margin Flash-based products and a $1.4 million decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 36% from $8.6 million in the first six months of 2010 to $11.7 million in the first six months of 2011. Sales and marketing expenses as a percentage of revenue decreased from 8.6% in the first six months of 2010 to 6.6% in the first six months of 2011. The increase in sales and marketing expenses in absolute dollars was due primarily to a $2.2 million increase in commissions as the result of higher revenues for the first six months of 2011 and a $610,000 increase in payroll and payroll-

related costs due to an increase in employee headcount and higher stock-based compensation. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of certain sales costs such as payroll and payroll-related expenses, excluding sales commissions, and the increase in revenues in the first six months of 2011 compared to the first six months of 2010.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 9% from $14.0 million in the first six months of 2010 to $15.3 million in the first six months of 2011. General and administrative expenses as a percentage of revenues decreased from 14.0% in the first six months of 2010 to 8.6% in the first six months of 2011. The increase in general and administrative expenses in absolute dollars was due primarily to a $1.7 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation, partially offset by a $600,000 decrease in legal fees. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs such as payroll and payroll-related expenses and the increase in revenues in the first six months of 2011 compared to the first six months of 2010.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 25% from $20.0 million in the first six months of 2010 to $25.0 million in the first six months of 2011. Research and development expenses as a percentage of revenues decreased from 20.0% in the first six months of 2010 to 14.1% in the first six months of 2011. The increase in research and development expenses in absolute dollars was due primarily to a $3.3 million increase in payroll and payroll-related costs from an increase in research and development employee headcount from 251 as of June 30, 2010 to 339 as of June 30, 2011, as the result of our expanding global research and development efforts and higher stock-based compensation of $930,000. The decrease in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the increase in revenues in the first six months of 2011 compared to the first six months of 2010.

Special Charges. Special charges consisted of approximately $69,000 in employee severance and termination benefits and approximately $117,000 related to a gain on the sale of previously impaired assets in the first six months of 2010. There were no special charges in the first six months of 2011.

Other Income. Other income was $43,000 in the first six months of 2011 and was comprised of interest earned on our cash and cash equivalents, partially offset by losses on foreign currency transactions. Other income was $389,000 in the first six months of 2010 and was comprised of government grant income received from the Malaysian government authority for qualified research and development expenses, interest earned on our cash and cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $1.3 million and a benefit for income taxes of $500,000 in the first six months of 2011 and 2010, respectively. Our effective tax rate decreased from 17.1% in the first six months of 2010 to 5.2% in the first six months of 2011 due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than U.S. federal statutory rates. The decrease was also due to federal research and development tax credits of $385,000 from which we received benefits in the first six months of 2011 but did not receive benefits in the first six months of 2010 because the federal government had not yet extended the tax credits to be effective for 2010 as of June 30, 2010. In December 2010, the federal government retroactively applied the research and development tax credits for the full year 2010 and extended them through December 31, 2011. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $4.2 million and $1.5 million in the first six months of 2011 and 2010, respectively. The benefit of the income tax holiday on earnings per share was $0.08 and $0.03 for the first six months of 2011 and 2010, respectively.

Income (Loss) from Continuing Operations. Income from continuing operations was $23.8 million and loss from continuing operations was $2.4 million in the first six months of 2011 and 2010, respectively. The increase in income from continuing operations was due primarily to a $37.8 million increase in gross profit, partially offset by a $9.4 million increase in operating expenses and a $1.8 million increase in the provision for income taxes.

Loss from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $150,000 in the first six months of 2010 and was due to a legal settlement related to the resolution of disputes with the acquiring company of our Consumer Division over the final purchase price and was $0 for the first six months of 2011.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended March 31, 2011

Net Revenues. Our revenues decreased 13% from $94.9 million in the first quarter of 2011 to $82.5 million in the second quarter of 2011 due primarily to a 12% decrease in Flash-based product sales from $89.8 million in the first quarter of 2011 to $79.2 million in the second quarter of 2011 and a 29% decrease in sales of DRAM products from $4.2 million in the first quarter of 2011 to $3.0 million in the second quarter of 2011. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise-storage market decreased 11% from $69.4 million in the first quarter of 2011 to $62.1 million in the second quarter of 2011. The quarterly decrease in Flash-based product revenues was due primarily to a $13.0 million decrease in Flash-based product sales to two customers. The quarterly decrease in sales of DRAM products was due primarily to a decrease in product sales to a single customer.

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

Gross Profit. Our gross profit was $36.8 million in the second quarter of 2011, compared to $40.3 million in the first quarter of 2011. Gross profit as a percentage of revenues was 44.7% in the second quarter of 2011, compared to 42.4% in the first quarter of 2011. The decrease in gross profit in absolute dollars was due primarily to decreased revenues for Flash-based products. The increase in gross profit as a percentage of revenue was due primarily to a 17% decrease in material costs of Flash-based products.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 7% from $5.7 million in the first quarter of 2011 to $6.1 million in the second quarter of 2011. Sales and marketing expenses as a percentage of revenue increased from 6.0% in the first quarter of 2011 to 7.3% in the second quarter of 2011. The increase in sales and marketing expenses in absolute dollars and as a percentage of sales was due primarily to a $270,000 increase in payroll and payroll-related costs due to an increase in employee headcount and higher stock-based compensation. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of certain sales costs such as payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the second quarter of 2011 compared to the first quarter of 2011.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $7.4 million in the first quarter of 2011 to $7.9 million in the second quarter of 2011. General and administrative expenses as a percentage of revenues increased from 7.8% in the first quarter of 2011 to 9.6% in the second quarter of 2011. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to a $410,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 8% from $12.0 million in the first quarter of 2011 to $13.0 million in the second quarter of 2011. Research and development expenses as a percentage of revenues increased from 12.6% in the first quarter of 2011 to 15.8% in the second quarter of 2011. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to an increase in payroll and payroll-related costs from an increase in research and development employee headcount from 285 as of March 31, 2011 to 339 as of June 30, 2011, as the result of our expanding global research and development efforts.

Other Income (Expense). Other income was $90,000 in the second quarter of 2011 and was comprised of interest earned on our cash and cash equivalents and gains from foreign currency transactions. Other expense was $47,000 in the first quarter of 2011 and was comprised of losses on foreign currency transactions, partially offset by interest earned on our cash and cash equivalents.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $298,000 and $1.0 million in the second quarter of 2011 and the first quarter of 2011, respectively. Our effective tax rate decreased from 6.6% in the first quarter of

2011 to 3.0% in the second quarter of 2011 due primarily to an increase in the income tax benefit from research and development tax credits relative to income from continuing operations before income taxes. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.9 million and $2.3 million in the second quarter of 2011 and first quarter of 2011, respectively. The benefit of the income tax holiday on earnings per share was $0.04 for each of the first two quarters of 2011.

Net Income. Net income was $9.7 million and $14.1 million in the second quarter of 2011 and first quarter of 2011, respectively. The quarterly decrease in net income was due primarily to a $3.4 million decrease in gross profit and a $1.9 million increase in operating expenses, partially offset by a $705,000 decrease in the provision for income taxes.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of June 30, 2011, we had working capital of $302.1 million, including $213.3 million of cash and cash equivalents compared to working capital of $272.6 million, including $170.5 million of cash and cash equivalents as of December 31, 2010 and working capital of $228.7 million, including $147.9 million of cash, cash equivalents and short-term investments as of June 30, 2010. Current assets were 8.5 times current liabilities as of June 30, 2011, compared to 7.9 times current liabilities as of December 31, 2010, and 8.2 times current liabilities as of June 30, 2010.

As of June 30, 2011, of the $213.3 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $51.2 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest indefinitely these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Operating Activities

Net cash provided by operating activities was $44.0 million in the first six months of 2011 and resulted primarily from net income of $23.8 million, an $8.8 million decrease in inventory, a $2.2 million decrease in accounts receivable, net of reserves, a $5.4 million increase in income taxes payable, non-cash depreciation and amortization of $6.2 million, and $6.0 million of stock-based compensation expense, partially offset by a $4.4 million benefit from non-cash deferred income taxes and a $2.4 million decrease in accrued and other liabilities. Inventory decreased due primarily to lower inventory purchases in the second quarter of 2011, compared to the fourth quarter of 2010. In 2010, we had increased purchases of raw materials under non-cancelable inventory purchase commitments in preparation for anticipated sales demand in 2011. Accounts receivable, net of reserves, decreased due primarily to a decrease in revenues in the second quarter of 2011, compared to the fourth quarter of 2010. Accrued and other liabilities decreased due primarily to the payment of annual bonuses during the first six months of 2011. During the first six months of 2011, we recorded approximately $1.4 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage, and our insurance carriers paid $1.5 million of claims for legal fees incurred by us. We have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carrier.

Investing Activities

Net cash used in investing activities was $5.7 million in the first six months of 2011 resulting primarily from $5.4 million in purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities and tenant improvements made to our facility in the U.S.

As of June 30, 2011, we have made capital expenditures of approximately $43 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in property, plant, and equipment will be approximately $42 million over the next five years ending June 30, 2016. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash provided by financing activities was $4.5 million in the first six months of 2011 and resulted primarily from $2.8 million of proceeds realized from the exercise of stock options and $1.7 million of excess tax benefits from share-based payment arrangements.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the board of directors authorized a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period that expired on May 9, 2011. The Company did not make any share repurchases under this plan during 2011.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of June 30, 2011, there was approximately $200,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis.

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

Set forth in the table below is our estimate of our significant contractual obligations as of June 30, 2011 (in thousands).

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$46,476	$46,476	$—	$—	$—
Operating lease obligations	4,978	1,019	1,666	1,575	718
Other non-cancelable purchase commitments	2,351	2,351	—	—	—
Non-cancelable capital equipment purchase commitments	1,510	1,510	—	—	—

Total	$55,315	$51,356	$1,666	$1,575	$718

Inflation

Inflation was not a material factor in either revenue or operating expenses in the first six months of 2011 and 2010.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2011, our cash and cash equivalents were $213.3 million invested primarily in bank deposit accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of June 30, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of June 30, 2011, there was approximately $200,000 of banker’s guarantees drawn against the Short-term Facility.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of June 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the second quarter of 2011 and 2010, sales to our ten largest customers accounted for an aggregate of 89.3% and 87.7%, respectively, of our total revenues. In 2010, our largest customer was EMC Corporation (“EMC”), which accounted for 37.8% of our total revenues.

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

Some of our competitors earn a significant portion of their revenue from business units outside the storage industry. Because they do not depend solely on sales of storage products to achieve profitability, they may sell storage devices at lower prices and operate their storage business unit at a loss over an extended period of time while choosing to offset these losses with profits from other business units. In addition, some of our customers have integrated and may continue to integrate lower cost, lower performance SATA drives with a SAS or Fibre Channel connectivity bridge instead of our native SAS and Fibre Channel ZeusIOPS® products, thereby offering a lower cost alternative to our products and negatively affecting the sales of our products to those customers. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

As described in detail in Note 9 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, a purported class action is pending in the U.S. District Court for the Central District of California, alleging, among other things, that our company and certain of our officers and directors violated the federal securities laws by issuing materially false and misleading statements. A similar purported class action is pending in Orange County Superior Court against our company, certain of our officers and directors, and four of our underwriters, based on allegations substantially similar to the purported federal class action. In addition, purported shareholder derivative actions are pending in Orange County Superior Court and U.S. District Court for the Central District of California against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class action. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. Securities and Exchange Commission formal investigation could require significant management time and attention and result in significant legal expenses. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. We are fully cooperating with the SEC in regards to this investigation. On July 19, 2011, the Company received a “Wells Notice” from the SEC stating that the Staff of the SEC (the “Staff”) is considering recommending that the Commission institute a civil injunctive action against our company, CEO and President for violations of the antifraud and reporting provisions of the federal securities laws. Under a process established by the SEC, we, in addition to our CEO and President, have the opportunity to submit to the Staff any reasons of law, policy or fact why we and the two company officers believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. We, including our CEO and President, continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against us or that the investigation will be concluded favorably. Regardless of the merits, the expense of defending such claims may have a substantial impact if our insurance carriers fail to cover the cost of the defense, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome of this investigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Business interruptions could substantially harm our business.

Substantially all of our manufacturing operations are located in Penang, Malaysia. In addition, a substantial amount of our supply chain is dependent on international suppliers and a significant amount of our products are shipped to international customers. Further, we undertake various research and development, sales and marketing activities through regional offices in a number of foreign countries. These international operations are subject to many inherent risks, including but not limited to, human error, government intervention, political instability, acts of terrorism, power failures, health pandemics and natural disasters, including earthquakes, tsunamis, fires or floods. Our U.S. operations are also subject to many of these inherent risks. For example, our headquarters and various U.S.-based research and development activities are located in Southern California, an area with above average seismic activity due to the proximity of major earthquake fault lines. In addition, our Santa Ana, California headquarters and our facility in Penang, Malaysia are located within close proximity to airports and flight paths.

Any of these risks, could negatively impact our operations which could harm our business. In particular, a disruption to our facility in Penang, Malaysia could substantially limit our manufacturing capabilities. In addition, the March 2011 earthquake and tsunami in Japan has disrupted the global supply chain for components manufactured in Japan that are incorporated in our products and in the end user’s products of certain of our customers. Due to these cross dependencies, supply chain disruptions stemming from these natural disasters in Japan adversely affected the demand for our products. The impact of these types of business disruptions may result in our customers being unable to obtain a sufficient supply of components required for their end products, causing them to postpone or cancel orders for our products which could materially harm our business, financial condition and results of operations.

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

Typically integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In the first six months of 2011, Samsung, Toshiba and Hynix supplied substantially all of the IC devices used in our Flash-based products while Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 69% and 62%, of our total revenues for the first six months of 2011 and 2010, respectively. In the first six months of 2011, 43% and 15% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. In the first six months of 2010, 21% and 19% of our revenues were derived from billings to customers in Malaysia and Singapore, respectively. In the first six months of 2011 and 2010, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of June 30, 2011, we owned 32 patents and 50 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements it is possible that our efforts to protect our intellectual property rights may not:

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception. As of June 30, 2011, Manouch and Mark Moshayedi beneficially owned approximately 15% of our outstanding common stock. As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following is a summary of our common stock repurchased and average price paid per share for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of March 31, 2011	—	—	—
April 1 through April 30, 2011	—	—	—
May 1 through May 31, 2011	—	—	—
June 1 through June 30, 2011	—	—	—

Total	—	$—	—	$—	(1)

(1)	In November 2009, our board of directors authorized a share repurchase program effective November 10, 2009, enabling us to repurchase up to $75 million of our common stock over an 18-month period that expired on May 9, 2011. There were no shares repurchased under this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporation by Reference

Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.1†	First Amendment to the Registrant’s 2010 Incentive Award Plan	8-K	10.2	May 24, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: August 2, 2011	/S/ RAYMOND D. COOK
Raymond D. Cook Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.1†	First Amendment to the Registrant’s 2010 Incentive Award Plan	8-K	10.2	May 24, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.