Form 10-Q
period 2011-09-30
STEC, INC.
filed 2011-11-08
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 24, 2011 was 46,011,753.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
ASSETS:
Current Assets:
Cash and cash equivalents	$161,185	$170,457
Accounts receivable, net of allowances of $3,663 at September 30, 2011 and $3,853 at December 31, 2010	47,617	47,831
Inventory	82,434	88,968
Other current assets	4,579	4,606

Total current assets	295,815	311,862

Leasehold interest in land	2,561	2,596
Property, plant and equipment, net	35,938	35,037
Goodwill	1,682	1,682
Other long-term assets	6,379	5,173
Deferred income taxes	13,929	9,304

Total assets	$356,304	$365,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$13,740	$25,762
Accrued and other liabilities	15,570	13,470

Total current liabilities	29,310	39,232

Other long-term payables	6,561	4,248
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 47,153 shares issued and outstanding as of September 30, 2011 and 51,046 shares issued and outstanding as of December 31, 2010	47	51
Additional paid-in capital	138,704	169,127
Retained earnings	181,682	152,996

Total shareholders’ equity	320,433	322,174

Total liabilities and shareholders’ equity	$356,304	$365,654

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$72,529	$86,074	$249,924	$186,231
Cost of revenues	39,317	46,151	139,592	107,000

Gross profit	33,212	39,923	110,332	79,231

Sales and marketing	5,835	5,090	17,554	13,693
General and administrative	7,332	7,068	22,646	21,106
Research and development	14,521	12,074	39,508	32,094
Special charges (Note 7)	—	625	—	577

Total operating expenses	27,688	24,857	79,708	67,470

Operating income	5,524	15,066	30,624	11,761
Other income	6	248	49	637

Income from continuing operations before income taxes	5,530	15,314	30,673	12,398
Provision for income taxes	(686)	(1,695)	(1,987)	(1,195)

Income from continuing operations	4,844	13,619	28,686	11,203

Discontinued operations (Note 8):
Loss from operations of Consumer Division	—	(3)	—	(261)
Benefit for income taxes	—	1	—	109

Loss from discontinued operations	—	(2)	—	(152)

Net income	$4,844	$13,617	$28,686	$11,051

Net income per share:
Basic:
Continuing operations	$0.10	$0.27	$0.56	$0.22
Discontinued operations	—	—	—	—

Total	$0.10	$0.27	$0.56	$0.22

Diluted:
Continuing operations	$0.09	$0.26	$0.55	$0.22
Discontinued operations	—	—	—	—

Total	$0.09	$0.26	$0.55	$0.22

Shares used in per share computation:
Basic	50,610	50,843	51,108	50,612

Diluted	51,206	51,880	52,181	51,221

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$28,686	$11,051
Loss from discontinued operations	—	152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,582	9,256
Loss on sale of property, plant and equipment	20	26
Non-cash special charges and impairment loss	—	539
Accounts receivable (benefit) provision	(156)	77
Deferred income taxes	(3,670)	(3,634)
Stock-based compensation expense	9,682	6,532
Excess tax benefits from share-based payment arrangements	(1,622)	(1,631)
Change in operating assets and liabilities:
Accounts receivable	370	38,967
Inventory	6,534	(45,192)
Leasehold interest in land	35	(64)
Other assets	799	(932)
Accounts payable	(14,712)	1,958
Income taxes	4,904	1,356
Accrued and other liabilities	(630)	(3,168)
Cash flows used in discontinued operations	—	(261)

Net cash provided by operating activities	39,822	15,032

Cash flows from investing activities:
Purchases of short-term investments	—	(4,998)
Sales of short-term investments	—	14,998
Purchases of property, plant and equipment	(8,741)	(4,963)
Other	(244)	220

Net cash (used in) provided by investing activities	(8,985)	5,257

Cash flows from financing activities:
Repurchase of common shares	(43,721)	—
Proceeds from exercise of stock options	2,916	2,979
Excess tax benefits from share-based payment arrangements	1,622	1,631
Taxes paid related to net-share settlement of equity awards	(926)	—

Net cash (used in) provided by financing activities	(40,109)	4,610

Net (decrease) increase in cash and cash equivalents	(9,272)	24,899
Cash and cash equivalents at beginning of period	170,457	135,658

Cash and cash equivalents at end of period	$161,185	$160,557

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable and accrued and other liabilities	$2,298	$156

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and the special charges discussed in Note 7) considered necessary for a fair statement of the consolidated financial position of the Company as of September 30, 2011, the consolidated results of operations for each of the three and nine months ended September 30, 2011 and 2010, and the consolidated results of cash flows for each of the nine months ended September 30, 2011 and 2010 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2010 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts previously reported have been reclassified to conform to the 2011 presentation.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debts, inventory reserves and asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. Actual results could differ significantly from those estimates.

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Customer A	32%	52%	29%	37%
Customer B	22%	*	19%	12%
Customer C	16%	*	23%	*
Customer D	*	*	*	17%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
United States	37%	46%	32%	42%
Czech Republic	14%	17%	15%	12%
Malaysia	*	*	*	14%
Singapore	37%	17%	41%	18%
Other	12%	20%	12%	14%

Total	100%	100%	100%	100%

*	Less than 10%

No other single foreign country accounted for more than 10% of revenues during the three and nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011 and December 31, 2010, cash equivalents consisted of money market funds. The Company determined the fair value of its cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$90,665	$90,021
Money market funds	70,520	80,436

Total cash and cash equivalents	$161,185	$170,457

Note 4 — Income Taxes

The Company recorded a provision for income taxes of $2.0 million and $1.2 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. The Company’s effective tax rates were 6.5% and 9.6% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2011 and September 30, 2010 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, partially offset by permanent differences between GAAP pre-tax income and taxable income. The decrease in the effective tax rate for the nine months ended September 30, 2011 from the same period in 2010 was due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than the U.S. federal statutory rate. The decrease was also due to federal research and development tax credits of $742,000 from which the Company received income tax benefits in the first nine months of 2011 but did not receive income tax benefits in the first nine months of 2010. As of September 30, 2010, the federal government had not extended the federal research and development tax credits for the 2010 tax year. In December 2010, the federal government retroactively applied the research and development tax credits for the full year 2010 and extended them through December 31, 2011.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2008 and 2009 tax years. In addition, the California Franchise Tax Board (“FTB”) is currently examining the 2006 through 2008 tax years. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. As of September 30, 2011, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Japan	$191	$121	$863	$256
Taiwan	204	183	529	430
United Kingdom	120	214	351	306
India	97	—	134	—
China	38	23	111	94
Italy	(4)	51	73	119
Austria	(1)	28	35	72
Germany	(6)	23	34	74

	$639	$643	$2,130	$1,351

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 30, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $97 million of undistributed earnings from its foreign subsidiaries because the Company’s intent is to reinvest such earnings for the foreseeable future. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

As an incentive to establish operations in Malaysia, the Company was provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was originally effective through September 30, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the existing income tax holiday term and certain research and development grants.

The impact of the Malaysia income tax holiday on our provision for income taxes and earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Decrease in provision for income taxes	$1,035	$1,206	$5,211	$2,694
Benefit of income tax holiday on earnings per share	$0.02	$0.02	$0.10	$0.05

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator: Income from continuing operations	$4,844	$13,619	$28,686	$11,203
Numerator: Loss from discontinued operations	—	(2)	—	(152)

Numerator: Net income	$4,844	$13,617	$28,686	$11,051

Denominator for net income per share (basic)	50,610	50,843	51,108	50,612
Effect of dilutive securities:
Stock awards	596	1,037	1,073	609

Denominator for net income per share (diluted)	51,206	51,880	52,181	51,221

Net income per share (basic):
Continuing operations	$0.10	$0.27	$0.56	$0.22
Discontinued operations	—	—	—	—

Total	$0.10	$0.27	$0.56	$0.22

Net income per share (diluted):
Continuing operations	$0.09	$0.26	$0.55	$0.22
Discontinued operations	—	—	—	—

Total	$0.09	$0.26	$0.55	$0.22

Anti-dilutive shares excluded from net income per share calculation	4,544	3,042	2,754	1,872

Note 6 — Supplemental Balance Sheet Information

Inventory consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$65,765	$62,026
Work-in-progress	2,407	507
Finished goods	14,262	26,435

Total	$82,434	$88,968

Other long-term assets consisted of the following (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,087	$258	$1,070	$958	$112
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,879	258	1,862	1,750	112
Technology licenses	8,517	2,396	6,121	6,771	1,710	5,061

Total	$10,654	$4,275	$6,379	$8,633	$3,460	$5,173

The Company recorded amortization expense of $258,000 and $269,000 for the three months ended September 30, 2011 and 2010, respectively, and $815,000 and $873,000 for the nine months ended September 30, 2011 and 2010, respectively. Other long-term assets are amortized on a straight-line basis over a period of three to five years. Estimated other long-term asset amortization expense for the remainder of the years ending December 31, 2011, 2012, 2013, 2014, 2015, and 2016 is $272,000, $1.5 million, $1.8 million, $1.8 million, $740,000 and $299,000, respectively. Amortization is estimated to be completed as of the end of 2016.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Payroll costs	$8,834	$10,028
Marketing	526	568
Other	6,210	2,874

Total	$15,570	$13,470

Note 7 — Special Charges

Special charges consisted of the following (in thousands):

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Employee severance and termination benefits	$625	$694
Gain on assets held for sale	—	(117)

Total special charges	$625	$577

There were no special charges incurred during the three and nine months ended September 30, 2011.

During the first quarter of 2009, the Company commenced the first phase of its restructuring plan that involved a reduction in its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. During the second quarter of 2010, the Company commenced the second phase of its restructuring plan that involved a reduction in its workforce, which also primarily impacted its Santa Ana, California headquarters. The first and second phases of the restructuring plan were completed as of March 31, 2010 and December 31, 2010, respectively. In connection with the second phase of the restructuring plan, the Company recorded charges for employee severance and termination benefits of approximately $625,000 during the three months ended September 30, 2010. In connection with both the first and second phases of the restructuring plan, the Company recorded charges for employee severance and termination benefits of approximately $694,000 during the nine months ended September 30, 2010. The Company recorded a gain on the sale of impaired assets of approximately $117,000 during the nine months ended September 30, 2010.

Activity and liability balances related to the restructuring plan during the nine months ended September 30, 2010 were as follows (in thousands):

Restructuring balance, December 31, 2009	$—
Charged to costs and expenses	694
Cash payments	(107)

Restructuring balance, September 30, 2010	$587

All amounts accrued for employee severance and termination benefits were paid by December 31, 2010.

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

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating results of the Consumer Division, which are accounted for as discontinued operations, for the three and nine months ended September 30, 2010, are summarized as follows (in thousands):

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Net revenues	$—	$—

Loss from discontinued operations	(3)	(261)
Benefit for income taxes	1	109

Loss from discontinued operations	$(2)	$(152)

Note 9 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed Lead Plaintiffs. The Court did not consider the sufficiency of Lead Plaintiff’s initial consolidated complaint and instead replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, the new Lead Plaintiff filed a second amended complaint, purportedly on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against several of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed motions to dismiss and on June 17, 2011, the Court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. As a result, the discovery stay imposed by the Private Securities Litigation Reform Act was lifted. The defendants answered the second amended complaint on July 15, 2011. At a status conference on October 11, 2011, the Court revised the schedule of pre-trial deadlines and set a new trial date of July 24, 2012. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

On July 1, 2011, a purported class action complaint was filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. The complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act, and further alleges claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The complaint, which arises out of the same underlying factual allegations as the federal court class action discussed above, seeks compensatory damages and rescission or a rescissory measure of damages where applicable, reasonable costs and expenses, including counsel fees and expert fees, and other relief the Court may deem just and proper. On August 4, 2011, the defendants removed the action to the United States District Court for the Central District of California. The plaintiffs moved to remand and on October 7, 2011, the Court entered an order remanding the case back to the Superior Court of Orange County, California. The Company has not yet filed its response to the complaint. The Company

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and stayed until further order by the Court. Despite the stay, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. The plaintiffs moved to lift the stay and on September 9, 2011, the Court denied the plaintiffs’ motion. Additionally, two shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010, and stayed by order of the Court until a ruling was made on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit. The consolidated complaints in both the state and federal actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters as the Company believes it is too early in the proceedings to determine an outcome.

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

Patent Litigation

On September 7, 2011, Solid State Storage Solutions, Inc., filed a complaint against the Company and several other defendants in the U.S. District Court for the Eastern District of Texas. The lawsuit alleges that certain of our products and/or services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc., including some or all of U.S. Patents: Nos. 6,701,471, 7,234,087, 7,721,165, 6,370,059, 7,366,016, 7,746,697, 7,616,485, 6,341,085, 6,567,334, 6,347,051, 7,064,995, and 7,327,624. According to the complaint and the patents, these patents relate to solid state drives employing a controller chip and a plurality of NAND flash devices. The complaint also alleges that the Company induces and contributes to patent infringement by others. The complaint seeks unspecified monetary damages, attorney fees and expenses, and injunctive relief against the Company. The Company believes the lawsuit is without merit and intends to vigorously defend itself. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a potential range of losses, if any, at this time. Accordingly, the Company cannot estimate the effects of this complaint, if any, on the Company’s financial condition.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Legal Proceedings

As first disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in the Company’s securities. The Company and certain of the Company’s officers and employees, including its CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is fully cooperating with the SEC in regards to this matter. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) is considering recommending that the SEC initiate a civil injunctive action against the Company, its CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. Under a process established by the SEC, the Company, its CEO and President have the opportunity to submit to the Staff any reasons of law, policy or fact why they believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. On August 29, 2011, the Company, its CEO and President submitted a Wells Submission to the SEC. The Company, its CEO and President intend to continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against them.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2011.

Note 10 — Credit Facility

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of September 30, 2011, there was approximately $200,000 of banker’s guarantees outstanding under the Short-term facility and STEC Malaysia was in compliance with all required covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as-needed basis.

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

As of September 30, 2011, the 2010 Plan provided for the issuance of up to 1,408,029 shares of common stock.

A summary of the option activity under the 2000 Plan and 2010 Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,745,005	$12.84
Granted	1,893,600	$11.70
Exercised	(433,357)	$6.73
Expired/forfeited	(236,725)	$17.01

Outstanding at September 30, 2011	5,968,523	$12.76	7.8	$5,540,384

Vested and expected to vest at September 30, 2011	5,411,346	$12.70	7.7	$5,339,006

Exercisable at September 30, 2011	2,024,373	$11.58	5.5	$4,114,872

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $10.15 on September 30, 2011.

During the nine months ended September 30, 2011, the Company received $2.9 million in cash proceeds from the exercise of 433,357 options and $1.6 million for excess tax benefits from share-based payment arrangements. The intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $5.8 million.

A summary of the Company’s weighted average fair value for stock option activity during the nine months ended September 30, 2011 is as follows:

	Options	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested stock options at December 31, 2010	2,999,300	$8.78
Granted	1,893,600	$7.19
Vested	(739,625)	$8.58
Forfeited	(209,125)	$9.97

Non-vested stock options at September 30, 2011	3,944,150	$7.99	$27,884,859	3.0

The total fair value of stock options vested during the nine months ended September 30, 2011 was $6.3 million.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2011 grants were awarded pursuant to the 2010 Plan with annual vesting of 25% and contractual lives that are consistent with those of prior years. The per share fair values of the options granted in the nine months ended September 30, 2011 were estimated with the following weighted average assumptions:

Expected term (years)	5.8
Risk-free interest rate	1.5%
Volatility	69.7%
Dividend rate	0.0%

The grant date fair value per share of the 2011 restricted stock units was determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

A summary of the restricted stock unit activity under the 2000 Plan and 2010 Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested restricted stock units at December 31, 2010	1,090,954	$14.38
Granted	786,263	$11.55
Vested	(196,104)	$13.74
Forfeited	(64,400)	$14.20

Non-vested restricted stock units at September 30, 2011	1,616,713	$13.09	$18,781,398	3.3

Of the 196,104 restricted stock units that vested during the nine months ended September 30, 2011, 147,268 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The number and value of the shares withheld were 57,361 shares and $926,000, respectively, during the nine months ended September 30, 2011. The value of the total shares was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the tax authorities were $926,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$154	$59	$391	$251
Sales and marketing	664	450	1,676	1,219
General and administrative	1,332	862	3,543	2,317
Research and development	1,522	1,129	4,072	2,745

Total stock-based compensation expense	$3,672	$2,500	$9,682	$6,532

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the Company’s board of directors approved a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period that expired on May 9, 2011. The Company did not make any share repurchases under this program during 2010 or 2011.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 4, 2011, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $15 million (the “$15 million Program”) of its common stock effective from August 9, 2011 through August 31, 2011. During the three and nine months ended September 30, 2011, the Company repurchased 1,546,700 shares of common stock at an average price per share of $9.72, including commissions, to complete the authorized repurchases under the $15 million Program.

On August 29, 2011, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $40 million (the “$40 million Program”) of its common stock effective from September 15, 2011 through March 30, 2012. For the three and nine months ended September 30, 2011, the Company repurchased 2,919,074 shares of common stock at an average price per share of $9.83, including commissions, under the $40 million Program. In October 2011, the Company repurchased an additional 1,144,837 shares of its common stock at an average price per share of $9.95, including commissions, to complete the authorized repurchases under the $40 million Program.

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

We design and develop our SSD controllers, enhance them with proprietary firmware and combine them with multi-sourced NAND Flash media to form high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global enterprise hardware original equipment manufacturers (“OEMs”), which integrate them into products used in a variety of industries including cloud computing, financial services, virtualization, Web 2.0, government, transportation, defense, e-commerce and healthcare. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high density dynamic random access memory (“DRAM”) modules for networking, communications and industrial applications. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia.

We market our products primarily to OEMs and OEM distributors, leveraging our custom design capabilities to offer memory solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized SSDs, including our ZeusIOPS® and MACH product families;

•	Expanding our product portfolio to include software offerings;

•	Adding new PCIe-based solid-state accelerator products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

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

Operating Results Volatility

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons. First, the majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues are concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products, may negatively impact our revenues on a quarterly basis. In addition, the introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Moreover, substantially all of our sales are transacted through individual customer purchase orders as opposed to long-term contractual commitments. Each customer purchase order is unique and stands on its own and there is no assurance that we will be able to obtain additional purchase orders under the same terms and dollar commitment levels with these customers in future quarters. As a result, it is difficult to forecast our customers’ demand as purchases in one period may not be indicative of purchases in future periods. Also, the enterprise SSD market is relatively new and rapidly evolving with new competitors entering our markets. Many of these competitors are large, conglomerate businesses with considerable resources. Currently, we are facing competition from SSD suppliers with lower-cost, lower performance SATA-based drives with a connectivity bridge to a SAS or FC interface. These lower cost alternatives have been gaining traction, which has resulted in a decrease of our market share at certain customers despite the performance and latency advantages of our ZeusIOPS® drives. Furthermore, we believe that competitive SAS and/or FC based SSDs are in the process of being qualified or in some cases have already been qualified at certain of our customers, which may lead to a reduction in orders of our ZeusIOPS® SSDs. Until we can further diversify our customer base and product offerings, we believe that these factors and quarterly operating results volatility will continue to impact our business for the foreseeable future.

Flash-based Products

Flash-based product revenue was $70.7 million and $78.1 million in the third quarter of 2011 and 2010, respectively. The quarterly decrease in Flash-based product revenues was due primarily to a $21.9 million decrease in Flash-based product sales to one customer, partially offset by a $16.2 million increase in Flash-based product sales to three customers. Sales of Flash-based products represented 98% and 91% of our total revenues in the third quarter of 2011 and 2010, respectively.

A significant development in enterprise SSDs is the use of Multi Level Cell (“MLC”) Flash, which is more cost-effective than Single Level Cell (“SLC”) Flash. Incorporating MLC Flash into SSDs is an increasingly important factor driving adoption of SSDs within the enterprise market given the growing need for cost-effective, high-performance enterprise solutions. Our MLC-based SSDs are enhanced by our proprietary technologies, including our CellCare™ technology, which increases endurance of MLC Flash to meet enterprise life requirement levels and our Secure Array of Flash ElementsTM (S.A.F.E.) technology, which provides added data reliability. Our MLC-based SSDs also use our proprietary controller technology to achieve fast write speeds and improved performance.

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

In September 2011, we opened our new Storage Technology Innovation Center located in Pune, India. The design center provides us with additional storage software development resources for such products as our recently announced EnhanceIO™ SSD Cache Software, and for next-generation solutions incubated from early proof of concept through product development and productization. We plan to strategically utilize the Storage Technology Innovation Center and software development team to create software products which are complementary to our already extensive enterprise-class solid-state portfolio. Software created by the center is being designed to enable customers to take full advantage of SSD performance, endurance and reliability, which we expect will further drive widespread adoption of SSDs in the enterprise.

Although the enterprise Flash-based SSD market is relatively new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. The increased use of data-tiering software by storage OEMs is also helping to increase SSD adoption as the combination of data-tiering software and SSDs enhance the overall performance level of enterprise-storage systems. In addition, we employ certain marketing programs and sales initiatives on a selective basis with our customers in an effort to help accelerate the adoption of our SSD products.

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $1.5 million and $8.0 million in revenues from the sale of DRAM products during the third quarter of 2011 and 2010, respectively. Sales of DRAM products represented 2% and 9% of our total revenues in the third quarter of 2011 and 2010, respectively. The quarterly decrease in sales of DRAM products was due primarily to a decrease in product sales to a single customer. Since our revenue growth initiatives are focused on sales of our SSDs and sales of our DRAM products are made to a limited number of customers, we expect this variability will continue in the future.

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, we were provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was originally effective through September 30, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the existing income tax holiday term and certain research and development grants. The impact of the Malaysia income tax holiday decreased the provision for income taxes by $1.0 million or $0.02 per share during the third quarter of 2011, and decreased the provision for income taxes by $1.2 million or $0.02 per share in the third quarter of 2010.

Customers

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 91.2% of our revenues during the third quarter of 2011, compared to 90.4% of our revenues during the third quarter of 2010. See Note 2, Sales Concentration, to our unaudited consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the first nine months of 2011 and 2010, respectively, and during the third quarter of 2011 and 2010, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

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

During March 2011, an earthquake and tsunami in northeastern Japan caused considerable damage to the country’s infrastructure. While we have not sustained significant disruptions in our ability to procure components for our products due to these events in Japan, some of our customers experienced direct or indirect disruptions in their supply chains which affected their ability to manufacture and sell their products to their end-user customers. As a result, some customers were unable to obtain a sufficient supply of components required for their end products and canceled orders for our products, which negatively impacted our operating results. In October 2011, Thailand’s infrastructure was severely damaged by recent flooding. Since we do not have facilities in Thailand, our physical operations have not been directly impacted. However, we are currently assessing the potential negative impact on our customers and their supply chains which could in turn impact our business. See Item 1A, “Risk Factors—Business interruptions could substantially harm our business.”

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
United States	37%	46%	32%	42%
Czech Republic	14%	17%	15%	12%
Malaysia	*	*	*	14%
Singapore	37%	17%	41%	18%
Other	12%	20%	12%	14%

Total	100%	100%	100%	100%

*	Less than 10%

No other single foreign country accounted for more than 10% of revenues during the three and nine months ended September 30, 2011 and 2010.

Sales billed to customers in the United States decreased in the third quarter of 2011, as compared to the same period in 2010, due primarily to a decrease in product sales to one customer, partially offset by an increase in product sales to another single customer. Sales billed to customers in the United States decreased in the first nine months of 2011, as compared to the same period in 2010, due primarily to a decrease in product sales to a single customer. Sales billed to customers in Singapore increased due primarily to an increase in product sales to two customers and sales billed to customers in Malaysia decreased due primarily to a decrease in product sales to a single customer. Sales billed to customers in the Czech Republic decreased in the third quarter of 2011, as compared to the same period in 2010, due primarily to a decrease in product sales to a single customer. Sales billed to customers in the Czech Republic increased in the first nine months of 2011, as compared to the same period in 2010, due primarily to an increase in product sales to a single customer.

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

Seasonality

We generally expect to experience some seasonality in our business resulting in lower sales in the first quarter and higher sales in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business, concentration of our customers and limited adoption of SSDs in our markets, seasonality may not always apply. For example, we do not expect to see the historical seasonal increase in sales during the fourth quarter of 2011 as we continue the transition to the next-generation of our ZeusIOPS® SSDs and MACH16™ SSDs.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.2	53.6	55.9	57.5

Gross profit	45.8	46.4	44.1	42.5
Operating expenses:
Sales and marketing	8.1	5.9	7.0	7.4
General and administrative	10.1	8.2	9.0	11.3
Research and development	20.0	14.0	15.8	17.2
Special charges	0.0	0.8	0.0	0.3

Total operating expenses	38.2	28.9	31.8	36.2
Operating income	7.6	17.5	12.3	6.3
Other income	0.0	0.3	0.0	0.4

Income from continuing operations before income taxes	7.6%	17.8%	12.3%	6.7

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Net Revenues. Our revenues decreased 16% from $86.1 million in the third quarter of 2010 to $72.5 million in the third quarter of 2011 due primarily to a 9% decrease in Flash-based product sales from $78.1 million in the third quarter of 2010 to $70.7 million in the third quarter of 2011 and an 81% decrease in sales of DRAM products from $8.0 million in the third quarter of 2010 to $1.5 million in the third quarter of 2011. Within Flash-based product sales, shipments of our MACH products decreased 46% from $11.9 million in the third quarter of 2010 to $6.4 million in the third quarter of 2011 and shipments of our ZeusIOPS® SSDs into the enterprise market decreased from $59.1 million in the third quarter of 2010 to $58.4 million in the third quarter of 2011. The quarterly decrease in Flash-based product revenues was due primarily to a $21.9 million decrease in Flash-based product sales to one customer, partially offset by a $16.2 million increase in Flash-based product sales to three customers. The quarterly decrease in sales of DRAM products was due primarily to a decrease in product sales to a single customer.

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

Gross Profit. Our gross profit was $33.2 million in the third quarter of 2011, compared to $39.9 million in the same period in 2010. Gross profit as a percentage of revenues was 45.8% in the third quarter of 2011, compared to 46.4% in the third quarter of 2010. The decrease in gross profit in absolute dollars and as a percentage of revenues was due primarily to a 9% decrease in sales of Flash-based products and an 81% decrease in sales of DRAM products in the third quarter of 2011, compared to the third quarter of 2010.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 14% from $5.1 million in the third quarter of 2010 to $5.8 million in the third quarter of 2011. Sales and marketing expenses as a percentage of revenue increased from 5.9% in the third quarter of 2010 to 8.1% in the third quarter of 2011. The increase in sales and marketing expenses in absolute dollars was due primarily to a $560,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation and a $220,000 increase in sales commissions due primarily to increases in commission rates. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of certain sales costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the third quarter of 2011, compared to the third quarter of 2010.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $7.1 million in the third quarter of 2010 to $7.3 million in the third quarter of 2011. General and administrative expenses as a percentage of revenues increased from 8.2% in the third quarter of 2010 to 10.1% in the third quarter of 2011. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the third quarter of 2011, compared to the third quarter of 2010.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 20% from $12.1 million in the third quarter of 2010 to $14.5 million in the third quarter of 2011. Research and development expenses as a percentage of revenues increased from 14.0% in the third quarter of 2010 to 20.0% in the third quarter of 2011. The increase in research and development expenses in absolute dollars was due primarily to an increase in payroll and payroll-related costs from an increase in research and development employee headcount from 261 as of September 30, 2010 to 364 as of September 30, 2011, as the result of our expanding global research and development efforts. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the third quarter of 2011, compared to the third quarter of 2010.

Special Charges. For the third quarter of 2010, special charges consisted of approximately $625,000 in employee severance and termination benefits. There were no special charges incurred in the third quarter of 2011.

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

Other Income. Other income was $6,000 in the third quarter of 2011 and was comprised of interest earned on our cash and cash equivalents, partially offset by losses on foreign currency transactions. Other income was $248,000 in the third quarter of 2010 and was comprised of government grant income received from the Malaysian government authority for qualified research and development expenses, interest earned on our cash, cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $686,000 and $1.7 million in the third quarter of 2011 and 2010, respectively. Our effective tax rate increased from 11.1% in the third quarter of 2010 to 12.4% in the third quarter of 2011 due primarily to a change in the revenue composition, which resulted in increased earnings in the U.S. that were taxed at rates higher than foreign statutory rates, partially offset by federal research and development tax credits of $357,000 from which we received income tax benefits in the third quarter of 2011 but did not receive income tax benefits in the third quarter of 2010. As of September 30, 2010, the federal government had not yet extended the tax credits to be effective for the 2010 tax year. In December 2010, the federal government retroactively applied the research and development tax credits for the full year 2010 and extended them through December 31, 2011. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.0 million and $1.2 million in the third quarter of 2011 and 2010, respectively. The benefit of the income tax holiday on earnings per share was $0.02 in each of the third quarters of 2011 and 2010.

Income from Continuing Operations. Income from continuing operations was $4.8 million and $13.6 million in the third quarter of 2011 and 2010, respectively. The quarterly decrease in income from continuing operations was due primarily to a $6.7 million decrease in gross profit and a $2.8 million increase in operating expenses, partially offset by a $1.0 million decrease in the provision for income taxes.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Net Revenues. Our revenues increased 34% from $186.2 million in the first nine months of 2010 to $249.9 million in the first nine months of 2011 due primarily to a 59% increase in Flash-based product sales from $150.4 million in the first nine months of 2010 to $239.8 million in the first nine months of 2011, partially offset by a 76% decrease in sales of DRAM products from $35.6 million in the first nine months of 2010 to $8.7 million in the first nine months of 2011. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market increased 82% from $104.2 million in the first nine months of 2010 to $189.9 million in the first nine months of 2011. The increase in Flash-based product revenues was due primarily to a $79.8 million increase in Flash-based product sales to three customers. The decrease in sales of DRAM products was due primarily to a decrease in DRAM product sales to a single customer.

Gross Profit. Our gross profit was $110.3 million in the first nine months of 2011, compared to $79.2 million in the same period in 2010. Gross profit as a percentage of revenues was 44.1% in the first nine months of 2011, compared to 42.5% in the first nine months of 2010. The increase in gross profit in absolute dollars and as a percentage of revenue was due primarily to a 59% increase in sales of higher margin Flash-based products and a $1.5 million decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 28% from $13.7 million in the first nine months of 2010 to $17.6 million in the first nine months of 2011. Sales and marketing expenses as a percentage of revenue decreased from 7.4% in the first nine months of 2010 to 7.0% in the first nine months of 2011. The increase in sales and marketing expenses in absolute dollars was due primarily to a $2.5 million increase in commissions as the result of higher revenues and an increase in commission rates for the first nine months of 2011, as compared to the same period in 2010, and a $1.2 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of certain sales costs such as payroll and payroll-related expenses, excluding sales commissions, and the increase in revenues in the first nine months of 2011, compared to the first nine months of 2010.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 7% from $21.1 million in the first nine months of 2010 to $22.6 million in the first nine months of 2011. General and administrative expenses as a percentage of revenues decreased from 11.3% in the first nine months of 2010 to 9.0% in the first nine months of 2011. The increase in general and administrative expenses in absolute dollars was due primarily to a $1.8 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs such as payroll and payroll-related expenses and the increase in revenues in the first nine months of 2011, compared to the same period in 2010.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 23% from $32.1 million in the first nine months of 2010 to $39.5 million in the first nine months of 2011. Research and development expenses as a percentage of revenues decreased from 17.2% in the first nine months of 2010 to 15.8% in the first nine months of 2011. The increase in research and development expenses in absolute dollars was due primarily to a $4.6 million increase in payroll and payroll-related costs from an increase in research and development employee headcount from 261 as of September 30, 2010 to 364 as of September 30, 2011, as the result of our expanding global research and development efforts and higher stock-based compensation of $1.3 million. The decrease in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the increase in revenues in the first nine months of 2011, compared to the first nine months of 2010.

Special Charges. For the first nine months of 2010, special charges consisted of approximately $694,000 in employee severance and termination benefits and approximately $117,000 related to a gain on the sale of previously impaired assets. There were no special charges in the first nine months of 2011.

Other Income. Other income was $49,000 in the first nine months of 2011 and was comprised of interest earned on our cash and cash equivalents, partially offset by losses on foreign currency transactions. Other income was $637,000 in the first nine months of 2010 and was comprised of government grant income received from the Malaysian government authority for qualified research and development expenses, interest earned on our cash and cash equivalents, and short-term investments, partially offset by losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $2.0 million and $1.2 million in the first nine months of 2011 and 2010, respectively. Our effective tax rate decreased from 9.6% in the first nine months of 2010 to 6.5% in the first nine months of 2011 due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than the U.S. federal statutory rates. The decrease was also due to federal research and development tax credits of $742,000 from which the Company received income tax benefits in the first nine months of 2011 but did not receive income tax benefits in the first nine months of 2010. As of September 30, 2010, the federal government had not extended the federal research and development tax credits for the 2010 tax year. In December 2010, the federal government retroactively applied the research and development tax credits to the full year 2010 and extended them through December 31, 2011. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $5.2 million and $2.7 million in the first nine months of 2011 and 2010, respectively. The benefit of the income tax holiday on earnings per share was $0.10 and $0.05 for the first nine months of 2011 and 2010, respectively.

Income from Continuing Operations. Income from continuing operations was $28.7 million and $11.2 million in the first nine months of 2011 and 2010, respectively. The increase in income from continuing operations was due primarily to a $31.1 million increase in gross profit, partially offset by a $12.2 million increase in operating expenses and a $792,000 increase in the provision for income taxes.

Loss from Discontinued Operations. As the result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $152,000 in the first nine months of 2010 and was due to a legal settlement related to the resolution of disputes with the acquiring company of our Consumer Division over the final purchase price and was $0 for the first nine months of 2011.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended June 30, 2011

Net Revenues. Our revenues decreased 12% from $82.5 million in the second quarter of 2011 to $72.5 million in the third quarter of 2011 due primarily to an 11% decrease in Flash-based product sales from $79.2 million in the second quarter of 2011 to $70.7 million in the third quarter of 2011. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 6% from $62.1 million in the second quarter of 2011 to $58.4 million in the third quarter of 2011, and sales of our MACH products decreased 34% from $9.7 million in the second quarter of 2011 to $6.4 million in the third quarter of 2011. The quarterly decrease in Flash-based product revenues was due primarily to a $6.7 million decrease in Flash-based product sales to a single customer.

Gross Profit. Our gross profit was $33.2 million in the third quarter of 2011, compared to $36.8 million in the second quarter of 2011. Gross profit as a percentage of revenues was 45.8% in the third quarter of 2011, compared to 44.7% in the second quarter of 2011. The decrease in gross profit in absolute dollars was due primarily to decreased revenues for Flash-based products. The increase in gross profit as a percentage of revenues was due primarily to higher-margin ZeusIOPS® products comprising a greater percentage of total sales in the third quarter of 2011 as compared to the second quarter of 2011, $205,000 of non-recurring engineering service fees earned in the third quarter of 2011 and a $190,000 decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses decreased from $6.1 million in the second quarter of 2011 to $5.8 million in the third quarter of 2011. Sales and marketing expenses as a percentage of revenue increased from 7.3% in the second quarter of 2011 to 8.1% in the third quarter of 2011. The decrease in sales and marketing expenses in absolute dollars was due primarily to a $210,000 decrease in commissions as the result of lower revenues for the third quarter of 2011, partially offset by increases in commission rates. The increase in sales and marketing expenses as a percentage of revenues was due primarily to higher commission rates and the fixed nature of certain sales costs such as payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the third quarter of 2011, compared to the second quarter of 2011.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses decreased from $7.9 million in the second quarter of 2011 to $7.3 million in the third quarter of 2011. General and administrative expenses as a percentage of revenues increased from 9.6% in the second quarter of 2011 to 10.1% in the third quarter of 2011. The decrease in general and administrative expenses in absolute dollars was due primarily to a $330,000 decrease in estimated bonuses for 2011. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs such as payroll and payroll-related expenses and the decrease in revenues in the third quarter of 2011, compared to the second quarter of 2011.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design, consulting fees and material costs related to new product designs. Research and development expenses increased 12% from $13.0 million in the second quarter of 2011 to $14.5 million in the third quarter of 2011. Research and development expenses as a percentage of revenues increased from 15.8% in the second quarter of 2011 to 20.0% in the third quarter of 2011. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to a $1.0 million increase in new product development expenses that were predominantly related to our Flash-based product line and a $310,000 increase in payroll and payroll-related costs from an increase in research and development employee headcount from 339 as of June 30, 2011 to 364 as of September 30, 2011, as the result of our expanding global research and development efforts.

Provision for Income Taxes. We recorded a provision for income taxes of $686,000 and $298,000 in the third quarter of 2011 and the second quarter of 2011, respectively. Our effective tax rate increased from 3.0% in the second quarter of 2011 to 12.4% in the third quarter of 2011 due primarily to a change in the revenue composition, which resulted in increased earnings in the U.S. that were taxed at rates higher than foreign statutory rates. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.0 million and $1.9 million in the third quarter of 2011 and second quarter of 2011, respectively. The benefit of the income tax holiday on earnings per share was $0.02 and $0.04 in the third quarter of 2011 and second quarter of 2011, respectively.

Net Income. Net income was $4.8 million and $9.7 million in the third quarter of 2011 and second quarter of 2011, respectively. The quarterly decrease in net income was due primarily to a $3.6 million decrease in gross profit, a $743,000 increase in operating expenses and a $388,000 increase in the provision for income taxes.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of September 30, 2011, we had working capital of $266.5 million, including $161.2 million of cash and cash equivalents compared to working capital of $272.6 million, including $170.5 million of cash and cash equivalents as of December 31, 2010 and working capital of $248.6 million, including $160.6 million of cash and cash equivalents as of September 30, 2010. Current assets were 10.1 times current liabilities as of September 30, 2011, compared to 7.9 times current liabilities as of December 31, 2010, and 6.7 times current liabilities as of September 30, 2010.

As of September 30, 2011, of the $161.2 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $31.6 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations.

Operating Activities

Net cash provided by operating activities was $39.8 million in the first nine months of 2011 and resulted primarily from net income of $28.7 million, a $6.5 million decrease in inventory, $9.7 million of stock-based compensation expense, and non-cash depreciation and amortization of $9.6 million, partially offset by a $14.7 million decrease in accounts payable. Inventory and accounts payable decreased due primarily to lower inventory purchases in the third quarter of 2011, compared to the fourth quarter of 2010. In 2010, we had increased purchases of raw materials under non-cancelable inventory purchase commitments in preparation for anticipated sales demand in 2011.

During the first nine months of 2011, we recorded approximately $2.7 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage, and our insurance carriers paid $1.5 million of claims for legal fees incurred by us. We have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carrier.

Investing Activities

Net cash used in investing activities was $9.0 million in the first nine months of 2011 resulting primarily from $8.7 million in purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities and tenant improvements made to our facility in the U.S.

As of September 30, 2011, we have made capital expenditures of approximately $43 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in property, plant, and equipment will be approximately $42 million over the next five years ending September 30, 2016. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash used in financing activities was $40.1 million in the first nine months of 2011 and resulted primarily from a $43.7 million repurchase of our common stock under our share repurchase programs and $926,000 of taxes paid related to net-share settlement of equity awards, partially offset by $2.9 million of proceeds realized from the exercise of stock options and $1.6 million of excess tax benefits from share-based payment arrangements.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. In November 2009, our board of directors approved a share repurchase program effective November 10, 2009, authorizing us to repurchase up to $75 million of our common stock over an 18-month period that expired on May 9, 2011. We did not make any share repurchases under this program during 2011.

On August 4, 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to $15 million (the “$15 million Program”) of our common stock effective from August 9, 2011 through August 31, 2011. During the nine months ended September 30, 2011, we repurchased 1,546,700 shares of our common stock at an average price per share of $9.72, including commissions, to complete the authorized repurchases under the $15 million Program.

On August 29, 2011, our board of directors approved an additional share repurchase program authorizing us to repurchase up to $40 million (the “$40 million Program”) of our common stock effective from September 15, 2011 through March 30, 2012. For the nine months ended September 30, 2011, we repurchased 2,919,074 shares of common stock at an average price per share of $9.83, including commissions, under the $40 million Program. In October 2011, we repurchased an additional 1,144,837 shares of our common stock at an average price per share of $9.95, including commissions, to complete the authorized repurchases under the $40 million Program. As of October 7, 2011, no amounts are remaining under the $40 million program.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of September 30, 2011, there was approximately $200,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis.

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

Set forth in the table below is our estimate of our significant contractual obligations as of September 30, 2011 (in thousands).

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Non-cancelable inventory purchase commitments	$2,471	$2,471	$—	$—	$—
Operating lease obligations	5,021	1,149	1,738	1,565	569
Other non-cancelable purchase commitments	1,071	1,071	—	—	—
Non-cancelable capital equipment purchase commitments	2,115	2,115	—	—	—

Total	$10,678	$6,806	$1,738	$1,565	$569

Inflation

Inflation was not a material factor in either revenue or operating expenses in the first nine months of 2011 and 2010.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2011, our cash and cash equivalents were $161.2 million invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of September 30, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of September 30, 2011, there was approximately $200,000 of banker’s guarantees drawn against the Short-term Facility.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the third quarter of 2011 and 2010, sales to our ten largest customers accounted for an aggregate of 91.2% and 90.4%, respectively, of our total revenues. In 2010, our largest customer was EMC Corporation (“EMC”), which accounted for 37.8% of our total revenues.

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

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, Micron, Samsung, SanDisk, Seagate, SMART Modular, Toshiba, and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. These attributes will largely increase should one or both of the announced mergers of Hitachi GST with Western Digital and Samsung’s HDD business with Seagate close. As a result, our competitors may be in a better position than us to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

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

As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. We are fully cooperating with the SEC in regards to this investigation. On July 19, 2011, the Company received a “Wells Notice” from the SEC stating that the Staff of the SEC (the “Staff”) is considering recommending that the Commission institute a civil injunctive action against our company, CEO and President for violations of the antifraud and reporting provisions of the federal securities laws. Under a process established by the SEC, we, in addition to our CEO and President, have the opportunity to submit to the Staff any reasons of law, policy or fact why we and the two company officers believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. On August 29, 2011, our Company, CEO and President submitted a Wells Submission to the SEC. We, including our CEO and President, continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against us or that the investigation will be concluded favorably. Regardless of the merits, the expense of defending such claims may have a substantial impact if our insurance carriers fail to cover the cost of the defense, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome of this investigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. It may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. For example, as described in detail in Note 9 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, on September 7, 2011, Solid State Storage Solutions, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas against us and several other defendants alleging that certain of our products and or/services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, we are not able to predict either the outcome or a potential range of losses, if any, at this time. However, this and any future such litigation of this nature, whether as plaintiff or defendant, will likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop, license or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation or other claims of intellectual property infringement.

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

Any of these risks, could negatively impact our operations which could harm our business. In particular, a disruption to our facility in Penang, Malaysia could substantially limit our manufacturing capabilities. In addition, the March 2011 earthquake and tsunami in Japan has disrupted the global supply chain for components manufactured in Japan that are incorporated in our products and in the end user’s products of certain of our customers. Due to these cross dependencies, supply chain disruptions stemming from these natural disasters in Japan adversely affected the demand for our products. Similarly, our customers may also be affected by the October 2011 floods in Thailand, which severely damaged its infrastructure. The impact of these types of business disruptions may result in our customers being unable to obtain a sufficient supply of components required for their end products, causing them to postpone or cancel orders for our products which could materially harm our business, financial condition and results of operations.

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

Typically integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In the first nine months of 2011, Samsung, Toshiba and Hynix supplied substantially all of the IC devices used in our Flash-based products while Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 67% and 58%, of our total revenues for the first nine months of 2011 and 2010, respectively. In the first nine months of 2011, 41% and 15% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. In the first nine months of 2010, 18%, 14%, and 12% of our revenues were derived from billings to customers in Singapore, Malaysia, and the Czech Republic, respectively. In the first nine months of 2011 and 2010, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of September 30, 2011, we owned 35 patents and 56 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements it is possible that our efforts to protect our intellectual property rights may not:

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception. As of September 30, 2011, Manouch and Mark Moshayedi beneficially owned approximately 17% of our outstanding common stock. As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

These provisions include:

•	Limitations on how special meetings of shareholders can be called;

•	Advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	Elimination of cumulative voting in the election of directors;

•	The right of a majority of directors in office to fill vacancies on the board of directors; and

•	The ability of our board of directors to issue, without shareholder approval, “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt.

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

Issuer Purchases of Equity Securities

The following is a summary of our common stock repurchased and average price paid per share, including commissions, for the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2)	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of June 30, 2011	—	$—	—
July 1 through July 31, 2011	—	$—	—
August 1 through August 31, 2011	1,546,700	$9.72	1,546,700
September 1 through September 30, 2011	2,919,074	$9.83	2,919,074

Total	4,465,774	$9.79	4,465,774	$11,367,986	(2)

(1)	On August 4, 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to $15 million of our common stock from August 9, 2011 through August 31, 2011.
(2)	On August 29, 2011, our board of directors approved an additional share repurchase program authorizing us to repurchase up to $40 million of our common stock effective from September 15, 2011 through March 30, 2012. In October 2011, we repurchased 1,144,837 shares of common stock at an average price per share of $9.95, including commissions, to complete the authorized repurchases under this program.
(3)	Repurchases under our share repurchase programs were made in open market or through privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Repurchased shares were returned to the status of authorized but unissued shares of common stock and may be issued by us in the future. All shares were purchased pursuant to the share repurchase programs described in footnotes 1 and 2.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

3.1	Second Amended and Restated Bylaws	8-K	3.1	September 27, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC.,
a California corporation

Date: November 8, 2011	/S/ RAYMOND D. COOK
Raymond D. Cook Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

3.1	Second Amended and Restated Bylaws	8-K	3.1	September 27, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.