Form 10-K
period 2011-12-31
STEC, INC.
filed 2012-02-28
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $736,135,595 (based upon the last closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2012 there were approximately 46,135,592 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

STEC, INC.

FORM 10-K ANNUAL REPORT

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” and similar expressions, or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; growing acceptance, adoption and qualification of solid-state drives (“SSDs”) within the enterprise-storage and enterprise-server markets; the evolving storage industry; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; statements concerning customer adoption and utilization of our technologies and solutions; the benefits, capabilities, performance, cost-savings and energy efficiencies of STEC’s products, solutions and other developing technologies; the adoption of our products into new applications and markets; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; our ability to protect our intellectual property rights; and fluctuations in foreign currency exchange rates.

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

Overview

STEC, Inc. (collectively with our subsidiaries, is referred to in this Report as “STEC”, “we”, “our” and “us”) is a leading global provider of enterprise-class solid state drives (“SSDs”) that are designed specifically for systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop our own SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to leading global enterprise hardware original equipment manufacturers (“OEMs”), which incorporate them into products used in a variety of industries including cloud computing, defense, e-commerce, financial services, healthcare, government, transportation, virtualization, and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density dynamic random access memory (“DRAM”) modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server problems. This means developing solutions that will ultimately help our customers to accelerate applications, retrieve data faster, and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia.

We market our products primarily to OEMs and OEM distributors, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized high-performance, high-endurance SSDs, including our ZeusIOPS® and MACH product families;

•	Expanding our product portfolio to include software offerings that strategically utilize our solid-state storage technology;

•	Adding new PCIe-based SSD products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash-based products for OEM applications. We have invested significantly in the design and development of customized SSD controllers, firmware and hardware. Strategic acquisitions have also enabled us to improve our SSD controller design capabilities, expand our product offerings, add intellectual property to our technology portfolio, and enhance our capabilities to use third-party controllers.

Flash-based Products and Technologies

Flash-based product revenue was $294.6 million, $237.4 million and $308.2 million in 2011, 2010 and 2009, respectively. Sales of Flash-based products represented 96%, 85% and 87% of our total revenues in 2011, 2010 and 2009, respectively.

A significant development in enterprise SSDs is the use of Multi-Level Cell (“MLC”) Flash, which is more cost-effective than Single Level Cell (“SLC”) Flash. Incorporating MLC Flash into SSDs is an increasingly important factor driving adoption of SSDs within the enterprise market given the growing need for cost-effective, high-performance enterprise solutions. Our MLC-based SSDs are enhanced by our proprietary technologies, including our CellCare™ Technology, which increases endurance of MLC Flash to meet enterprise life requirement levels, and our Secure Array of Flash Elements™ (S.A.F.E.) Technology, which provides added data reliability. Our MLC-based SSDs also use our proprietary SSD ASIC controller technology to achieve fast write speeds and improved performance over the entire life of the drive.

A major area of our overall research and development investment has been applied to developing and advancing our SSD technologies. We believe the advantages of SSDs are currently being defined in several distinct markets including: a) enterprise-storage applications, b) enterprise-server applications, c) data center and cloud computing environments, and d) government and defense applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions.

In April 2011, we acquired certain assets of Knowledge Quest Infotech Private Limited (“KQI”), a software development company based in Pune, India. The portfolio of acquired assets includes KQI’s intellectual property rights. In addition, we hired approximately 30 key employees of KQI to augment our existing software development team. This acquisition provides us with additional system design, storage software and virtualization expertise, that will be helpful in our efforts to optimize the performance of our products in evolving storage architectures. We expect to continue to make strategic investments to enhance and expand our product and intellectual property portfolio.

Although the enterprise Flash-based SSD market is relatively new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. The increased use of data-tiering software by storage OEMs is also helping to increase SSD adoption as the combination of data-tiering software and SSDs enhance the overall performance level of enterprise-storage systems. In addition, the introduction of all flash arrays by both leading and emerging storage OEMs is also accelerating the adoption of flash in the enterprise. At the same time, the lower costs of SSDs and the development of caching software is driving adoption in the server space. Also, we employ certain marketing programs and sales initiatives on a selective basis with our customers in an effort to further help accelerate the awareness and adoption of our SSD products.

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $10.2 million, $42.5 million, and $38.8 million in revenues from the sale of DRAM products during 2011, 2010, and 2009, respectively. Sales of DRAM products represented 3%, 15%, and 11% of our total revenues in 2011, 2010, and 2009, respectively. Since our revenue growth initiatives are focused on sales of our SSDs and because sales of our DRAM products are made to a limited number of customers, we expect variability of this nature to continue in the future.

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, the Malaysian government provided us with a fifteen-year income tax holiday and certain grants that are subject to meeting certain conditions. This income tax holiday was originally effective through September 30, 2022. In May 2011, the Company received an additional incentive package from the Malaysian government as part of STEC’s plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the existing income tax holiday term and certain additional grants. The impact of the Malaysia income tax holiday decreased the provision for income taxes by $5.6 million or $0.11 per share, $4.9 million or $0.09 per share and $3.2 million or $0.06 per share in 2011, 2010 and 2009, respectively.

Customers

We market our products to OEMs and OEM distributors, leveraging industry leadership in SSD technology to address their specific needs. In 2011, we sold to more than 200 customers, comprised of direct sales and sales through distributors and contract manufacturers. Our OEM customers make the purchasing decisions on substantially all of the products that we sell through distributors and contract manufacturers. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Our ten largest customers accounted for an aggregate of 89.5% of our total revenues in 2011, 88.0% of our total revenues in 2010, and 86.9% of our total revenues in 2009. As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2011		2010		2009
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
EMC	24.6%	26.3%	51.8%	37.8%	45.1%
IBM	52.2%	22.4%	20.7%	13.2%	*
Hitachi	*	21.5%	*	10.8%	*
SMART Modular	*	*	*	13.0%	*

*	Less than 10%

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in part upon the success of our customers. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Historically, sales to a limited number of customers, particularly EMC Corporation, have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially impact our financial results.”

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

A well-designed SSD delivers a valuable and unique set of characteristics, including faster performance, better reliability and improved energy efficiency when compared to a HDD. We believe that, across the range of enterprise-storage and enterprise-server OEMs, SSDs make up a vital tier of storage that renders compelling value to the end-users of those enterprise systems by delivering enhanced performance and significant power savings over comparative systems built only with HDDs.

We believe that we are a leader in solid-state storage technology. Throughout our history, we have delivered advanced memory and storage solutions to a wide range of customers in various market segments, and we continue to develop products that consistently improve the retention of, and accelerate access to, critical data at high-performance levels to meet enterprise needs. In order to remain a market leader, it will become increasingly important for us to develop, hire and retain storage expertise to better address the evolving needs of advanced data centers and enterprise storage and server infrastructures.

Our Solutions

STEC designs, manufactures and markets SSDs, Flash cards, and Flash modules for use in high-performance enterprise applications, and high-density DRAM modules for networking, communications and industrial applications. We are a global design and manufacturing company focused on providing customized storage solutions for a broad spectrum of system platforms, with most sales based on a cooperative design effort with our customers. In addition, we are continuing to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server problems. This means developing solutions that will ultimately help our customers to accelerate applications, retrieve data faster, and run more efficiently. We offer our customers a comprehensive technology solution from concept to design to the creation of prototypes through volume production and testing.

Product Features

The key features of our products include:

•

Proprietary controller Integrated Circuit (“IC”) technology. In order to develop innovative storage technologies, we typically design the fundamental logic for our SSD products. The controllers and their operating firmware within our various SSD products are the key to enabling high levels of performance and reliability. These ICs are complete system on chip solutions that incorporate our intellectual property.

•	High degree of customization. Products sold to our customers are typically customized by our design and engineering teams to meet our customers’ specific design requirements.

•	High performance. Our SSD technology is optimized for low-latency, fast access times and sustained high megabyte-per-second speeds over the life of the drive.

•

Endurance. Products enabled with our CellCare™ Technology have increased endurance to meet enterprise life requirements and enable MLC Flash-based SSDs to deliver near SLC Flash-based endurance and performance.

•

High reliability. Our products are built utilizing advanced error detection and correction processes to provide high data reliability and integrity. In addition, our products are designed to withstand high levels of shock and vibration as well as extreme temperature fluctuations. Products enabled with our Secure Array of Flash ElementsTM (S.A.F.E.) Technology provide added data reliability.

•

Low-power consumption. Since fewer SSDs are required to achieve similar IOPS performance as multiple HDDs, systems built with SSDs can consume significantly less power than similarly performing HDD-based systems.

•

Compact size. We are able to manufacture high-density products with some of the smallest form factors in the market in order to meet the ever-reducing size requirements of our customers’ products – especially in embedded, industrial and military applications.

•

High density. Our patented stacking technologies allow us to design and manufacture products in which multiple memory chips are stacked vertically to increase the capacities without increasing the product footprint. In some cases, our IC Tower and stacking memory technologies allow us to create high capacity solutions.

Solid-State Drive/Flash-based Products

Our SSD products are used in a wide range of enterprise and embedded applications, all of which demand high-reliability, high-capacity, and/or high IOPS performance.

We offer a broad line of SSD products in various form factors and capacities, including:

•

ZeusIOPS®. Our ZeusIOPS® SSDs are high-performance enterprise-class data storage solutions. Built for speed, one ZeusIOPS® drive can replace multiple hard drives or eliminate the need to utilize additional DRAM to overcome performance bottlenecks, resulting in reduced energy and space requirements.

•

MACH. Our MACH SSDs are small form factor, high throughput storage solutions for mission-critical systems in a variety of industries. The MACH SSDs are ideal for enterprise-storage and servers that expose drives to challenging workloads typified by randomly mixed reads and writes under rigorous workloads.

•

ZeusRAM™ SSD. Our ZeusRAM™ SSDs are a product offering for enterprise-storage subsystems built specifically for fast and continuous read/write workloads, including metadata logging, journaling, and database indexing applications. Our ZeusRAM™ SSDs utilize fully-backed up DRAM to Flash, providing power back-up protection in the event of a host system’s power loss, and provide a super low latency enterprise drive that is highly reliable with superior wear-resistance.

Flash Cards and Flash Modules

We offer a wide array of Flash Cards and Flash Modules for use in high-performance enterprise applications, including:

•

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

•

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

•

USB Flash Drive. Built upon an industrial-grade Flash controller technology ranging in capacity from 1GB to 8GB, STEC’s USB Flash Drive (“UFD”) couples convenience and portability with performance and reliability. Advanced OEM features include boot capability, endurance for industrial operating conditions and laser-etched manufacturing information including a unique serial number.

•

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

DRAM Products

We offer a full range of DRAM products, including dual in-line memory modules (“DIMMs”), small-outline DIMMs (“SODIMMs”), mini-registered DIMMs (“mini-RDIMMs”), very low profile registered DIMMs (“VLP RDIMMs”) and Fully-Buffered DIMMs (“FB-DIMMs”). Our DRAM products are used in higher performance computing, communications, and embedded industrial applications. We offer these products with different DRAM architectures such as FB-DIMM, double data rate (“DDR”), DDR2, DDR3 and synchronous DRAM (“SDRAM”).

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

Research and Development

Our research and development staff develops reliable, high-performance and cost-effective storage products to address the needs of traditional and emerging computing applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consisted of 384 people as of December 31, 2011, is focused on all facets of complex system-level product design. Functionally, the engineering team has dedicated expertise in IC design, firmware for Flash media management, firmware for host compatibility, and system-level product integration. An important aspect of our research and development effort is to understand the challenges presented by our customers’ requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our standard product offerings.

In September 2011, we opened our new Storage Technology Innovation Center located in Pune, India. This design center provides us with additional storage software development resources for our products, such as our recently announced EnhanceIO™ SSD Cache Software, and for next-generation solutions incubated from early proof of concept through product development and productization. We plan to strategically utilize the Storage Technology Innovation Center and our software development team to create software products which are complementary to our already extensive enterprise-class solid-state portfolio. Developers working in the center are creating software that is designed to enable customers to take full advantage of SSD performance, endurance and reliability, which we expect will further drive widespread adoption of SSDs in the enterprise.

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

Research and development expense was $54.7 million, $44.1 million and $27.5 million in 2011, 2010 and 2009, respectively.

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

Revenues and Assets by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Year Ended December 31,
	2011	2010	2009
United States	32.0%	40.9%	49.8%
Singapore	43.6%	22.9%	*
Czech Republic	12.6%	12.2%	16.1%
Malaysia	*	10.9%	12.0%
Other	11.8%	13.1%	22.1%

Total	100.0%	100.0%	100.0%

*	Less than 10%

Substantially all of our foreign sales are shipped internationally through our facility in Malaysia. For additional information regarding our international sales, see Item 1A, “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Total assets by geographic region were as follows (amounts in thousands):

	December 31, 2011	December 31, 2010
United States	$166,661	$183,724
Malaysia	122,896	156,407
Other	47,025	25,523

Total	$336,582	$365,654

Sales and Marketing

We primarily use an internal direct sales force and OEM distributors for sales to our customers in the U.S. and internationally. We support our customer base through an integrated sales force based on vertical market segments. We have developed our sales force to have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a focused number of large OEM customers who represent the vast majority of the enterprise market. We have also expanded our outbound marketing programs to target enterprise end users in an effort to create awareness of, and brand preference for, our enterprise products. In addition, as part of our sales and marketing efforts, our experienced application engineers work closely with our customers’ engineering teams in designing our products into their systems, as well as with addressing any issues that arise during the implementation of our products in deployed systems.

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

Competition

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba, and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers.

We expect to face competition from existing competitors as well as new and emerging companies that may enter our existing or future markets. These companies may have similar or alternative products that are less costly or provide additional features. In addition, some of our significant suppliers, including Samsung and Toshiba are also our competitors and have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Further, these suppliers may reduce the supply of memory chips available to the industry or us. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or from the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We compete in our target markets primarily on technology, quality, and service. We expect our competitors will continue to improve the performance of their current products, reduce their current product sales prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products.

To remain competitive, we must, among other things:

•	Provide best-of-class design, manufacturing and test engineering services on a timely basis;

•	Maintain high quality levels;

•	Provide technologically advanced products;

•	Successfully protect our intellectual property rights;

•	Accurately anticipate and prepare for new technological trends and standards in the industry;

•	Compete favorably on the basis of price;

•	Offer flexible delivery schedules; and

•	Deliver finished products on a timely basis in sufficient volume to satisfy our customers’ requirements.

The enterprise-storage, enterprise-server, and government, defense and industrial embedded applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

Suppliers

Typically IC devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers to supply Flash and DRAM IC devices. We periodically review opportunities to develop alternative sources for our Flash IC and DRAM IC device needs. However, our options are very limited because of the small number of memory manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. In 2011, Hynix, Samsung and

Toshiba supplied substantially all of the IC devices used in our Flash-based products while Samsung supplied substantially all of the DRAM IC devices used in our DRAM products. For risks associated with our supplier relationships, see Item 1A, “Risk Factors—Our dependence on a small number of component suppliers, including integrated circuit device suppliers, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

Seasonality

We generally expect to experience some seasonality in our business resulting in lower sales in the first quarter and higher sales in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business, concentration of our customers and limited adoption of SSDs in our markets, seasonality may not always be a determining factor for our results of operations. For example, during the fourth quarter of 2011, we did not experience a seasonal increase in sales. However, we believe the decline in sales in the fourth quarter of 2011 was due to our continued transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer absorption of those products, rather than seasonality.

Backlog

With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations, customer reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited. Our backlog was $28.5 million as of December 31, 2011 and $48.9 million as of December 31, 2010. Our backlog has decreased due primarily to a decrease in customer orders for our SSD products.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of February 14, 2012, we owned 37 patents and 65 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents that may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition, there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. See Note 7 – “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, regarding a patent infringement lawsuit was filed on September 7, 2011 by Solid State Storage Solutions, Inc. against us and several other defendants in the U.S. District Court for the Eastern District of Texas.

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

Employees

As of December 31, 2011, we had 954 full-time employees, consisting of 343 in manufacturing (including test, quality assurance and material management), 97 in sales and marketing, 130 in administration and 384 in research and development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are satisfactory.

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

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In 2011, 2010 and 2009, sales to our ten largest customers accounted for an aggregate of 89.5%, 88.0% and 86.9%, respectively, of our total revenues. In 2011 our largest customer was EMC Corporation (“EMC”), which accounted for 26.3% of our total revenues.

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

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba, and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. The pending merger between Hitachi GST and Western Digital, and the recently closed merger between Samsung’s HDD business and Seagate could exacerbate the degree of competition we face. Our larger, more heavily resourced competitors may be in a better position than us to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

Some of our competitors earn a significant portion of their revenue from business units outside the storage industry. Because they do not depend solely on sales of storage products to achieve profitability, they may sell storage devices at lower prices and operate their storage business unit at a loss over an extended period of time while choosing to offset these losses with profits from other business units. In addition, some of our customers have integrated and may continue to integrate lower cost, lower performance Serial Advanced Technology Attachment (“SATA”) drives with a Serial Attached Small Computer Interface System (“SAS”) or Fibre Channel (“FC”) connectivity bridge instead of our native SAS and Fibre Channel ZeusIOPS® products, thereby offering a lower cost alternative to our products and negatively affecting the sales of our products to those customers. Furthermore, competitive SAS and/or FC based SSDs have already been qualified at certain of our customers, which has lead to a reduction in orders of our ZeusIOPS® SSDs. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Any of these instances may cause volatility in our operating results and fluctuations in our inventory levels. The complexity and difficulties in managing product transitions at the end-of-life stage of a product can also create excess inventory associated with the outgoing product that can also lead to product obsolescence and increased expenses. Any or all of the above problems could materially harm our business, financial condition, results of operations and cash flows.

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

As described in detail in Note 7 – “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, a purported class action is pending in the United States

District Court for the Central District of California, alleging, among other things, that our Company and certain of our officers and directors violated the federal securities laws by issuing materially false and misleading statements. A similar purported class action is pending in the Superior Court for the County of Orange, California against our Company, certain of our officers and directors, and four of our underwriters, based on allegations substantially similar to the purported federal class action. In addition, purported shareholder derivative actions are pending in the Superior Court for the County of Orange, California and the United States District Court for the Central District of California against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class action. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover, or provide adequate coverage given policy limits, the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. Securities and Exchange Commission formal investigation could require significant management time and attention and result in significant legal expenses. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. We are fully cooperating with the SEC in regards to this investigation. On July 19, 2011, the Company received a “Wells Notice” from the SEC stating that the Staff of the SEC (the “Staff”) is considering recommending that the Commission institute a civil injunctive action against our Company, CEO and President for violations of the antifraud and reporting provisions of the federal securities laws. Under a process established by the SEC, we, in addition to our CEO and President, have the opportunity to submit to the Staff any reasons of law, policy or fact why we and the two company officers believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. On August 29, 2011, our Company, CEO and President submitted a Wells Submission to the SEC. On January 4, 2012, our Company, CEO, and President submitted a supplemental Wells Submission to the SEC. We, including our CEO and President, continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against us or that the investigation will be concluded favorably. Regardless of the merits, the expense of defending such claims may have a substantial impact if our insurance carriers fail to cover, or provide adequate coverage given policy limits, the cost of the defense, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome of this investigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In addition, the market prices of securities of other technology companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we and other companies that have experienced volatility in the market price of their securities have been, and we currently are, the subject of securities class action litigation. Litigation of this type is often expensive, diverts management’s attention and resources and may have a material adverse effect on our business, operating results and market price of our common stock.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. It may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. For example, as described in detail in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Annual Report on Form 10-K, on September 7, 2011, Solid State Storage Solutions, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas against us and several other defendants alleging that certain of our products and or/services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, we are not able to predict either the outcome or a potential range of losses, if any, at this time. However, this and any future such litigation of this nature, whether as plaintiff or defendant, will likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop, license or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation or other claims of intellectual property infringement.

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

As we carry only limited insurance coverage, any incurred liability resulting from inadequately covered claims could adversely affect our financial condition and results of operations.

Our insurance policies may not be adequate to fully offset losses from covered claims, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. However, if our insurance coverage is inadequate to protect us against unforeseen catastrophic losses or unpredictable liabilities, any uncovered losses or claims could adversely affect our financial condition and results of operations.

Business interruptions could substantially harm our business.

Substantially all of our manufacturing operations are located in Penang, Malaysia. In addition, a substantial amount of our supply chain is dependent on international suppliers and a significant amount of our products are shipped to international customers. Further, we undertake various research and development, sales and marketing activities through regional offices in a number of foreign countries. These international operations are subject to many inherent risks, including but not limited to, human error, government intervention, political instability, acts of terrorism, power failures, health pandemics and natural disasters, including earthquakes, tsunamis, fires or floods, and disruptions in global transportation arising from labor difficulties, natural disasters and political instability. Our U.S. operations are also subject to many of these inherent risks. For example, our headquarters and various U.S.-based research and development activities are located in Southern California, an area with above average seismic activity due to the proximity of major earthquake fault lines. In addition, our Santa Ana, California headquarters and our facility in Penang, Malaysia are located within close proximity to airports and flight paths.

Any of these risks, could negatively impact our operations which could harm our business. In particular, a disruption to our facility in Penang, Malaysia could substantially limit our manufacturing capabilities. In addition, the March 2011 earthquake and tsunami in Japan has disrupted the global supply chain for components manufactured in Japan that are incorporated in our products and in the end user’s products of certain of our customers. Due to these cross dependencies, supply chain disruptions stemming from these natural disasters in Japan adversely affected the demand for our products during the last three quarters of 2011. Natural disasters in Southeast Asia may threaten the ability of our customers to obtain a sufficient supply of components required for their end products, causing them to postpone or cancel orders for our products which could materially harm our business, financial condition and results of operations. For example, Thailand’s infrastructure was severely damaged in October 2011 by flooding. The flooding has not had an immediate impact on our business because we do not have physical operations in the country and it does not appear that the flooding has negatively impacted our customers or their supply chains. We are monitoring recovery efforts in the country and are currently evaluating any lasting or residual impact that the flooding may have on our business.

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

Typically integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In 2011, Hynix, Samsung and Toshiba supplied substantially all of the IC devices used in our Flash-based products while Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

In addition to Flash and DRAM ICs, a number of other components that we use in our products are available from only a single or limited number of suppliers. Furthermore, our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of components for some of our products, and our business could be harmed if these suppliers experience shortages or delays of these rare earth materials. In addition, in the development of our own application-specific ICs (“ASICs”), we also depend on certain foundry subcontractors to manufacture these ASICs as well as on certain third-party subcontractors to assemble, obtain packaging materials for, and test these ASICs. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including:

•	The inability to obtain an adequate supply of components;

•	The inability to obtain component information that is used in the optimization of a supplier’s components in our finished products;

•	Price increases, late deliveries and poor component quality;

•	An unwillingness of a supplier to supply such components to us;

•	A key supplier’s or sub-supplier’s inability to access credit necessary to operate its business;

•	A supplier’s or sub-supplier’s inability to source certain necessary rare earth materials to build its products;

•	Failure of a key supplier to remain in business or adjust to market conditions;

•	Consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components; or

•	Failure of a supplier to meet our quality, yield or production requirements.

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

These factors could cause our business, financial condition, results of operations and cash flow to be materially and adversely affected.

Demand for storage capacity may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for new products.

Our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management, the emergence of processes such as cloud computing, data deduplication and storage virtualization, or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied at lower prices, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our average selling prices could decline, which could adversely affect our business, financial condition, results of operations and cash flows.

We may make acquisitions that are dilutive to existing shareholders, resulting in unanticipated accounting charges or otherwise adversely affect our results of operations.

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

We also maintain third-party inventory hubbing arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow. In addition, while we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error. We have had to in the past and may need to in the future write down inventory for reasons such as obsolescence, excess quantities and declines in market value below our costs. These inventory write-downs can have a material adverse effect on our business, financial condition, results of operations and cash flows.

Declines in our average sales prices may result in declines in our revenues and gross profit.

Our industry is competitive and historically has been characterized by declines in average sales prices. Our average sales prices may decline due to several factors, including competition, overcapacity in the worldwide supply of DRAM and Flash memory components as a result of worldwide economic conditions, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers. In the past, overcapacity has resulted in significant declines in component prices, which in turn has negatively impacted our average sales prices, revenues and gross profit. In addition, since a large percentage of our sales are to a small number of customers that are primarily distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. If not offset by increases in volume of sales or the sales of newly-developed products with higher margins, decreases in average sales prices would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices which have negatively impacted our average sales prices, revenues and earnings. Any future downturns could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The manufacture of our SSD controllers, Flash-based products and stacked DRAM products is a complex process, and it is often difficult for companies such as ours to achieve, after completed assembly and testing, acceptable production output yields (i.e., the ratio of usable product output to expected output based on given component inputs). Reduced production yields could decrease available supply and increase costs. SSD controller production output yields depend on both our product design and the manufacturing process technology unique to our semiconductor foundry partners. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product defect exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 68.0%, 59.1% and 50.2% of our revenues in 2011, 2010 and 2009, respectively. In 2011, 43.6% and 12.6% of our revenues were derived from billings to customers in Singapore and the Czech Republic. In 2010, 22.9%, 12.2% and 10.9% of our revenues were derived from billings to customers in Singapore, the Czech Republic and Malaysia, respectively. In 2009, 16.1% and 12.0% of our revenues were derived from billings to customers in the Czech Republic and Malaysia, respectively. For 2011, 2010, and 2009 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of December 31, 2011, we owned 37 patents and 60 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements, it is possible that our efforts to protect our intellectual property rights may not:

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

We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products and services of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of such indemnification obligations. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages that may result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our indemnification obligations to our customers and suppliers for product defects could require us to pay substantial damages.

A number of our product sales and product purchase agreements provide that we will defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from product warranty claims or claims for injury or damage resulting from defects in our products. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not be adequate to cover all or any part of the claims asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage could substantially harm our business, financial condition, results of operations and cash flows.

Global economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

As a result of the prolonged downturn in global economic activity, spending on information technology has deteriorated significantly in the U.S. and many other countries may remain depressed for the foreseeable future. Uncertainty in the financial and credit markets have caused many of our customers to postpone or cancel purchases. These worldwide economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause our customers to further reduce or slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may also face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow. Finally, our ability to access the capital markets may be restricted, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and services and on our business, financial condition, results of operations and cash flows.

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

We may be required to meet and adjust to evolving environmental requirements relating to the material composition of our products. As environmental requirements change, substituting particular components with conforming components to meet new environmental standards may prove to be difficult or costly, and additional redesign efforts could result in production delays. Our operations may be affected by significant changes to existing or future environmental laws and regulations, including those imposed in response to climate change concerns and other actions commonly referred to as “green initiatives.” Although we cannot predict the ultimate impact of any such new laws and regulations, they may result in additional costs or decreased revenue, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may have exposure to greater than anticipated tax liabilities.

We operate in different countries throughout the world and are subject to taxation in a variety of jurisdictions. Our future income taxes could be adversely affected if earnings are higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, recent proposals for changes in U.S. tax laws that may be considered or adopted in the future could subject us to higher taxes or result in changes to tax law provisions that currently provide favorable tax treatment.

Further, as an incentive to establish operations in Malaysia, we were provided a tax holiday effective through September 30, 2027. The eventual expiration or an early revocation of our tax holiday in Malaysia, if certain conditions are not met, may result in an increase to our future tax liabilities.

We are also subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could negatively impact our operating results and financial condition. The determination of our global provision for income taxes and other tax liabilities requires significant judgment and in the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Two of our largest shareholders are executives and directors of our company and their interests may diverge from other shareholders.

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception. As of December 31, 2011, Manouch and Mark Moshayedi beneficially owned approximately 17% of our outstanding common stock. As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

The base rents for the 24,500 and 48,600 square foot facilities were approximately $21,000 and $35,000 per month, respectively, during 2011. These leases expire in July 2017 and for the remainder of both of the lease terms, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

We own a 210,000 square foot manufacturing facility in Penang, Malaysia that serves as a major hub for our international operational activities including manufacturing, engineering, sales and marketing, procurement, and logistics.

We leased facilities of approximately 10,000 square feet in Pune, India, which serves as our new Storage Technology Innovation Center for storage software development and for next-generation solutions incubation from early proof of concept through product development and productization.

We also lease a number of small facilities in both foreign and domestic locations for our additional sales, research and development staff and for storage. We believe that our existing leased space is adequate for our current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under Note 7 – “Commitments and Contingencies” to the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “STEC.” The following table sets forth the high and low sales prices reported on the Nasdaq Global Select Market for our common stock for the periods indicated.

	Price range of Common Stock
	High	Low
Year Ended December 31, 2011:
First Quarter	$24.16	$17.68
Second Quarter	$21.70	$14.53
Third Quarter	$18.15	$8.49
Fourth Quarter	$11.72	$8.59
Year Ended December 31, 2010:
First Quarter	$20.45	$9.47
Second Quarter	$16.35	$10.63
Third Quarter	$16.25	$10.95
Fourth Quarter	$18.46	$12.01

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on the Nasdaq Global Market on December 30, 2011, the last trading day in 2011, and February 14, 2012. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 30, 2011	$8.59
February 14, 2012	$10.20

Holders

As of February 14, 2012, there were 24 holders of record of our common stock.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for us, the Nasdaq Composite Index and the Standard & Poor’s Semiconductors Index, assuming an investment of $100 on December 31, 2006. No cash dividends have been declared on our common stock. The graph covers the period from December 31, 2006 to December 31, 2011. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among STEC, Inc., the NASDAQ Composite Index,

and the S&P Semiconductors Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2011, we had one outstanding stock repurchase program. The following is a summary of our common stock repurchased and average price paid per share for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2)	Maximum Dollar Value that May Yet be Purchased Under the Programs
As of September 30, 2011	4,465,774	$9.79	4,465,774
October 1 through October 31, 2011	1,144,837	$9.95	1,144,837
November 1 through November 30, 2011	—	$—	—
December 1 through December 31, 2011	—	$—	—

Total	5,610,611	$9.82	5,610,611	$—

(1)	On August 4, 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to $15 million of our common stock from August 9, 2011 through August 31, 2011.
(2)	On August 29, 2011, our board of directors approved an additional share repurchase program authorizing us to repurchase up to $40 million of our common stock effective from September 15, 2011 through March 30, 2012.
(3)	Repurchases under our share repurchase programs were made in open market or through privately negotiated transactions in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. All shares were purchased pursuant to the share repurchase programs described in footnotes 1 and 2.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes set forth in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data at December 31, 2011 and 2010 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Form 10-K. The consolidated statements of income data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 were derived from our audited consolidated financial statements and are not included in this Form 10-K. On February 9, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Fabrik, Inc. (“Fabrik”) and Fabrik Acquisition Corp. (together with Fabrik, the “Purchasers”) for the sale of assets relating to a portion of our business which was engaged in the designing, final assembling, selling, marketing and distributing consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division. The selected financial data of all periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of the Consumer Division as a discontinued operation.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$308,059	$280,149	$354,183	$227,445	$188,652
Cost of revenues	173,852	158,430	185,236	156,358	131,643

Gross profit	134,207	121,719	168,947	71,087	57,009

Sales and marketing	23,790	19,396	20,352	19,045	17,382
General and administrative	30,563	28,623	28,543	25,476	17,909
Research and development	54,656	44,148	27,481	21,081	14,971
Special charges	—	990	3,408	—	—

Total operating expenses	109,009	93,157	79,784	65,602	50,262

Operating income	25,198	28,562	89,163	5,485	6,747
Other income	107	2,579	601	1,380	3,786

Income from continuing operations before provision for income taxes	25,305	31,141	89,764	6,865	10,533
Provision for income taxes	(205)	(2,440)	(18,221)	(2,714)	(4,723)

Income from continuing operations	25,100	28,701	71,543	4,151	5,810

(Loss) income from discontinued operations before benefit (provision) for income taxes	—	(261)	1,838	238	7,094
Benefit (provision) for income taxes	—	98	(768)	(97)	(2,890)

(Loss) income from discontinued operations	—	(163)	1,070	141	4,204

Net income	$25,100	$28,538	$72,613	$4,292	$10,014

Net income (loss) per share:
Basic:
Continuing operations	$0.50	$0.57	$1.45	$0.09	$0.12
Discontinued operations	—	(0.01)	0.02	—	0.08

Total	$0.50	$0.56	$1.47	$0.09	$0.20

Diluted:
Continuing operations	$0.50	$0.56	$1.41	$0.08	$0.11
Discontinued operations	—	(0.01)	0.02	—	0.08

Total	$0.50	$0.55	$1.43	$0.08	$0.19

Shares used in per share computation:
Basic	49,847	50,699	49,350	49,956	49,843
Diluted	50,652	51,432	50,896	51,132	51,588

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$180,853	$170,457	$135,658	$33,379	$94,326
Short-term investments	—	—	10,000	—	—
Working capital	257,778	272,630	225,629	126,618	141,149
Total assets	336,582	365,654	325,562	206,429	210,486
Total shareholders’ equity	310,353	322,174	278,595	181,563	185,545

Special charges consist of restructuring charges and (gains) losses on assets held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading global provider of enterprise-class SSDs that are designed specifically for systems and applications that require high IO capabilities with low latencies for fast access to critical user data.

We design and develop our own SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional HDDs. We sell our SSDs to leading global enterprise hardware OEMs which incorporate them into products used in a variety of industries including cloud computing, defense, e-commerce, financial services, government, healthcare, transportation, virtualization, and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density DRAM modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server problems. This means developing solutions that will ultimately help our customers to accelerate applications, retrieve data faster, and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia.

We market our products primarily to OEMs and OEM distributors, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized high-performance, high-endurance SSDs, including our ZeusIOPS® and MACH product families;

•	Expanding our product portfolio to include software offerings that strategically utilize our solid-state storage technology;

•	Adding new PCIe-based SSD products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

Over the past several years, we have expanded our custom design capabilities of Flash-based products for OEM applications. We have invested significantly in the design and development of customized SSD controllers, firmware and hardware. Strategic acquisitions have also enabled us to improve our SSD controller design capabilities, expand our product offerings, including software solutions, add intellectual property to our technology portfolio, and enhance our capabilities to use third-party controllers.

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons. The majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues are concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products, may negatively impact our revenues on a quarterly basis. In addition, the introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Moreover, substantially all of our sales are transacted through individual customer purchase orders as opposed to long-term contractual commitments. Each customer purchase order is unique and stands on its own and there is no assurance that we will be able to obtain additional purchase orders under the same terms and dollar commitment levels with these customers in future quarters. As a result, it is difficult to forecast our customers’ demand as purchases in one period may not be indicative of purchases in future periods. Also, the enterprise SSD market is relatively new and rapidly evolving with several competitors entering it recently. Many of these competitors are large, conglomerate businesses with considerable resources. Currently, we are facing competition from SSD suppliers with lower-cost, lower performance SATA-based drives with a connectivity bridge to a SAS or FC interface. Despite the performance and latency advantages of our ZeusIOPS® drives, these lower cost alternatives have been gaining traction, which has resulted in a decrease of our market share at certain customers. Furthermore, competitive SAS and/or FC based SSDs have already been qualified at certain of our customers, which has lead to a reduction in orders of our ZeusIOPS® SSDs. In order to differentiate ourselves and our products in the market, we are going to continue to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server problems. Until we further diversify our customer base and product offerings, we believe that these factors will continue to impact quarterly operating results volatility and our business for the foreseeable future. A significant reduction in our market share as a result of SSD competition could have a material adverse effect on our business and results of operations.

Flash-based product revenue was $294.6 million, $237.4 million and $308.2 million in 2011, 2010 and 2009, respectively. The increase in Flash-based product revenues from 2010 to 2011 was due primarily to a $91.4 million increase in Flash-based product sales to two customers, partially offset by a $25.0 million decrease in Flash-based product sales to one customer. The decrease in Flash-based product revenues from 2009 to 2010 was due primarily to a $69.9 million decrease in Flash-based product sales to two customers. Sales of Flash-based products represented 96%, 85% and 87% of our total revenues in 2011, 2010 and 2009, respectively.

A significant development in enterprise SSDs is the use of MLC Flash, which is more cost-effective than SLC Flash. Incorporating MLC Flash into SSDs is an increasingly important factor driving adoption of SSDs within the enterprise market given the growing need for cost-effective, high-performance enterprise solutions. Our MLC-based SSDs are enhanced by our proprietary technologies, including our CellCare™ Technology which increases endurance of MLC Flash to meet enterprise life requirement levels and our Secure Array of Flash Elements™ (S.A.F.E.) Technology, which provides added data reliability. Our MLC-based SSDs also use our proprietary SSD ASIC controller technology to achieve fast write speeds and improved performance over the entire life of the drive.

A major area of our overall research and development investment has been applied to developing and advancing our SSD technologies. We believe the advantages of SSDs are currently being defined in several distinct markets, including: a) enterprise-storage applications, b) enterprise-server applications, c) data center and cloud computing environments, and d) government and defense applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions.

In April 2011, we acquired certain assets of Knowledge Quest Infotech Private Limited (“KQI”), a software development company based in Pune, India. The portfolio of acquired assets includes KQI’s intellectual property rights. In addition, we hired approximately 30 key employees of KQI to augment our existing software development team. The acquisition of certain assets of KQI was not material to our historical consolidated financial position, results of operations or cash flows. This acquisition provides us with additional system design, storage software and virtualization expertise that will be helpful in our efforts to optimize the performance of our products in evolving storage architectures. We expect to continue to make strategic investments to enhance and expand our product and intellectual property portfolio.

Although the enterprise Flash-based SSD market is relatively new, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more of our customers and end-users experience the benefits of SSD technology, we believe that adoption will continue to expand. The increased use of data-tiering software by storage OEMs is also helping to increase SSD adoption as the combination of data-tiering software and SSDs enhance the overall performance level of enterprise-storage systems. In addition, the introduction of all flash arrays by both leading and emerging storage OEMs is also accelerating the adoption of flash in the enterprise. At the same time, the lower costs of SSDs and the development of caching software is driving adoption in the server space. Also, we employ certain marketing programs and sales initiatives on a selective basis with our customers in an effort to further help accelerate the awareness and adoption of our SSD products.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $10.2 million, $42.5 million, and $38.8 million in revenues from the sale of DRAM products during 2011, 2010, and 2009, respectively. Sales of DRAM products represented 3%, 15%, and 11% of our total revenues in 2011, 2010, and 2009, respectively. The decrease in sales of DRAM products from 2010 to 2011 was due primarily to our focus on growing SSD-based product sales which resulted in a change in the composition of our product mix in 2011, reflecting a greater percentage of SSD revenues and a decrease in DRAM revenues. The increase in sales of DRAM products from 2009 to 2010 was due primarily to an increase in product sales to a single customer. Since our revenue growth initiatives are focused on sales of our SSDs and sales of our DRAM products are made to a limited number of customers, we expect this variability to continue in the future.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 89.5% of our revenues in 2011, compared to 88.0% of our revenues in 2010, and 86.9% of our revenues in 2009. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in part upon the success of our customers. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes, and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Historically, sales to a limited number of customers, particularly EMC Corporation, have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially impact our financial results.”

During March 2011, an earthquake and tsunami in northeastern Japan caused considerable damage to the country’s infrastructure. While we have not sustained significant disruptions in our ability to procure components for our products due to these events in Japan, some of our customers experienced direct or indirect disruptions in their supply chains which affected their ability to manufacture and sell their products to their end-user customers. As a result, some customers were unable to obtain a sufficient supply of components required for their end products and canceled orders for our products, which negatively impacted our operating results. In October 2011, Thailand’s infrastructure was severely damaged by flooding. The flooding has not had an immediate impact on our business because we do not have physical operations in the country and its does not appear that the flooding has negatively impacted our customers or their supply chains. We are monitoring recovery efforts in the country and are currently evaluating any lasting or residual impact that the flooding may have on our business. See Item 1A, “Risk Factors—Business interruptions could substantially harm our business.”

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Year Ended December 31,
	2011	2010	2009
United States	32.0%	40.9%	49.8%
Singapore	43.6%	22.9%	*
Czech Republic	12.6%	12.2%	16.1%
Malaysia	*	10.9%	12.0%
Other	11.8%	13.1%	22.1%

Total	100.0%	100.0%	100.0%

*	Less than 10%

Sales billed to customers in the United States decreased in 2011 compared to 2010 and decreased in 2010 compared to 2009 due primarily to a decrease in product sales to a single customer. Sales billed to customers in Singapore increased in 2011 compared to 2010 and increased in 2010 compared to 2009 due primarily to an increase in product sales to two customers. Sales billed to customers in the Czech Republic increased in 2011 compared to 2010 due primarily to an increase in product sales to a single customer and decreased in 2010 compared to 2009 due primarily to a decrease in product sales to a single customer. Sales billed to customers in Malaysia decreased in 2011 compared to 2010 due primarily to a decrease in product sales to a single customer. Sales billed to customers in Malaysia decreased in 2010 compared to 2009 due primarily to a decrease in product sales to a single customer, partially offset by an increase in product sales to another single customer.

Substantially all of our foreign sales are shipped internationally through our facility in Malaysia. For additional information regarding our international sales, see Item 1A, “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

We generally expect to experience some seasonality in our business resulting in lower sales in the first quarter and higher sales in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business, concentration of our customers and limited adoption of SSDs in our markets, seasonality may not always be a determining factor for our results of operations. For example, during the fourth quarter of 2011, we did not experience a seasonal increase in sales. We believe the decline in sales in the fourth quarter of 2011 was due to our continued transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer absorption of those products, rather than seasonality.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data reflected as a percentage of revenues.

	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	56.4	56.6	52.3

Gross profit	43.6	43.4	47.7

Operating expenses:
Sales and marketing	7.7	6.9	5.7
General and administrative	9.9	10.2	8.1
Research and development	17.8	15.8	7.8
Special charges	0.0	0.3	1.0

Total operating expenses	35.4	33.2	22.6

Operating income	8.2	10.2	25.1
Other income	0.0	0.9	0.2

Income from continuing operations before income taxes	8.2	11.1	25.3

Comparison of the years ended December 31, 2011 and 2010

Net Revenues. Our revenues increased 10% from $280.1 million in 2010 to $308.1 million in 2011 due primarily to a $57.1 million, or 24%, increase in Flash-based product sales, partially offset by a $32.2 million, or 76%, decrease in sales of DRAM products. Within Flash-based product sales, shipments of our Zeus IOPS® SSDs into the enterprise market increased 32% from $179.1 million in 2010 to $235.8 million in 2011.

Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited. Our backlog of sales orders waiting to be filled was $28.5 million as of December 31, 2011 and $48.9 million as of December 31, 2010. Our backlog has decreased due primarily to a decrease in customer orders for our SSD products.

Gross Profit. Our gross profit increased 10% from $121.7 million in 2010 to $134.2 million in 2011. Gross profit as a percentage of revenues increased from 43.4% in 2010 to 43.6% in 2011. The increase in gross profit in absolute dollars and as a percentage of revenue was due primarily to an increase in sales of higher margin Flash-based products and a $1.0 million decrease in write-downs of our inventory related to obsolescence, excess quantities and declines in market value below our costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related costs for our domestic and international sales and marketing employees and expenses for tradeshows. Sales and marketing expenses increased 23% from $19.4 million in 2010 to $23.8 million in 2011. Sales and marketing expenses as a percentage of revenues increased from 6.9% in 2010 to 7.7% in 2011. The increase in sales and marketing expenses in absolute dollars was due primarily to a $1.6 million increase in commissions as the result of higher revenues and an increase in commission rates and a $2.0 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. We expect our sales and marketing expenses to continue to increase as we expand our customer base.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased from $28.6 million in 2010 to $30.6 million in 2011. General and administrative expenses as a percentage of revenues decreased from 10.2% in 2010 to 9.9% in 2011. The increase in general and administrative expenses in absolute dollars was due primarily to a $2.9 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation, partially offset by a $1.2 million decrease in bonuses. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the increase in revenues.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering executives and staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 24% from $44.1 million in 2010 to $54.7 million in 2011. Research and development expenses as a percentage of revenues increased from 15.8% in 2010 to 17.8% in 2011. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to a $7.0 million increase in payroll and payroll-related costs from an increase in research and development employee headcount from 268 as of December 31, 2010 to 384 as of December 31, 2011, as the result of our expanding global research and development efforts and a $1.6 million increase in new product development expenses that were predominantly related to our Flash-based product line. We expect our research and development expenses to increase as we continue to expand our product portfolio.

Special Charges. Special charges, in connection with the first and second phase of the reduction in our workforce, consisted of approximately $1.1 million in employee severance and termination benefits and approximately $113,000 related to a gain on the sale of previously impaired assets in 2010. There were no special charges during 2011.

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

Other Income. Other income decreased from $2.6 million in 2010 to $107,000 in 2011. Other income is comprised primarily of receipts from a legal settlement, grant income received from the Malaysian government authority for qualified expenses and interest earned on our cash, cash equivalents and short-term investments. This decrease in other income resulted primarily from a $2.0 million cash settlement received from a customer during the fourth quarter of 2010 as the result of a contract termination. Government grant income was $0 and $754,000 in 2011 and 2010, respectively. Interest income increased from $288,000 in 2010 to $337,000 in 2011.

Provision for Income Taxes. Provision for income taxes was $2.4 million in 2010 and $205,000 in 2011. Provision for income taxes as a percentage of income before provision for income taxes decreased from 7.8% in 2010 compared to 0.8% in 2011. The decrease in the effective tax rate for 2011 from 2010 is due primarily to income tax benefits related to a domestic operating loss in 2011 compared to income tax expense related to domestic operating income in 2010 and a decrease in reserves on certain tax exposures as the result of finalizing an income tax audit during 2011. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027. The impact of the Malaysia Income Tax Holiday decreased our provision for income taxes by $5.6 million, or $0.11 per share, and $4.9 million, or $0.09 per share, in 2011 and 2010, respectively.

During 2011, our gross unrecognized tax benefits remained unchanged as the increases to our gross unrecognized tax benefits were offset by the resolution of income tax audits and elimination of the associated reserves.

Income from Continuing Operations. Income from continuing operations decreased from $28.7 million in 2010 to $25.1 million in 2011. The decrease in income from continuing operations was due primarily to a $15.9 million increase in operating expenses and a $2.5 million decrease in other income, partially offset by a $12.5 million increase in gross profit and a $2.2 million decrease in the provision for income taxes in 2011.

Income (Loss) from Discontinued Operations. As a result of the sale of the assets of our Consumer Division on February 9, 2007, the Consumer Division is reflected as discontinued operations. Loss from discontinued operations was $163,000 in 2010 due primarily to a legal settlement related to the resolution of disputes with the acquiring company of our Consumer Division over the final purchase price. There was no income or loss from discontinued operations in 2011.

Comparison of the years ended December 31, 2010 and 2009

Net Revenues. Our revenues decreased 21% from $354.2 million in 2009 to $280.1 million in 2010 due primarily to a 23% decrease in Flash-based product sales and a $6.9 million decrease in other revenues related to the sale of obsolete and excess inventory during 2009, partially offset by a $3.7 million, or 9%, increase in sales of DRAM products. Within Flash-based product sales, shipments of our Zeus IOPS SSDs into the enterprise market decreased 18% from $217.9 million in 2009 to $179.1 million in 2010. An inventory carryover in early 2010 related to sales made to our largest customer during the second half of 2009 negatively impacted our Flash-based product revenues for the first half of 2010.

Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited. Our backlog of sales orders waiting to be filled was $48.9 million as of December 31, 2010 and $14.8 million as of December 31, 2009. Our backlog increased due primarily to an increase in customer orders for our SSD products.

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

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering executives and staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 60% from $27.5 million in 2009 to $44.1 million in 2010. Research and development expenses as a percentage of revenues increased from 7.8% in 2009 to 15.8% in 2010. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to a $11.7 million increase in payroll and payroll-related costs from an increase in research and development employee headcount from 217 as of December 31, 2009 to 268 as of December 31, 2010, as the result of our expanding global research and development efforts and a $2.5 million increase in new product development expenses that were predominantly related to our Flash-based product line, which includes the advancement of high-performance SSDs. We expect our research and development expenses to increase as we continue to focus on developing new and next generation Flash-based products.

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

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia. During the second quarter of 2010, we commenced the second phase of a reduction in our workforce, which also primarily impacted our Santa Ana, California headquarters. The second phase of the reduction in our workforce was completed as of December 31, 2010. We did not incur significant additional restructuring costs related to this restructuring plan in 2011.

Other Income. Other income increased from $601,000 in 2009 to $2.6 million in 2010. Other income is comprised primarily of receipts from a legal settlement, government grant income received from the Malaysian government authority for qualified expenses and interest earned on our cash, cash equivalents and short-term investments. This increase in other income resulted primarily from a $2.0 million cash settlement received from a customer during the fourth quarter of 2010 as the result of a contract termination. Government grant income increased from $560,000 in 2009 to $754,000 in 2010. Interest income increased from $110,000 in 2009 to $288,000 in 2010.

Provision for Income Taxes. Provision for income taxes was $18.2 million in 2009 and $2.4 million in 2010. Provision for income taxes as a percentage of income before provision for income taxes decreased from 20.3% in 2009 compared to 7.8% in 2010. The decrease in the effective tax rate for 2010 from 2009 is due primarily to a change in the revenue composition, which resulted in increased international sales and earnings in jurisdictions outside of the U.S. that were taxed at rates lower than U.S. federal statutory rates. We operate under a tax holiday in Malaysia, which is effective through September 30, 2027. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $4.9 million, or $0.09 per share, and $3.2 million, or $0.06 per share, in 2010 and 2009, respectively.

During 2010, our gross unrecognized tax benefits increased by $1.9 million.

Income from Continuing Operations. Income from continuing operations decreased from $71.5 million in 2009 to $28.7 million in 2010. The decrease in income from continuing operations was due primarily to a $47.2 million decrease in gross profit and a $13.4 million increase in operating expenses, partially offset by a $15.8 million decrease in the provision for income taxes and a $2.0 million increase in other income in 2010.

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

Liquidity and Capital Resources

Working Capital, Cash, Cash Equivalents and Short-term Investments

As of December 31, 2011, we had working capital of $257.8 million, including $180.9 million of cash and cash equivalents, compared to working capital of $272.6 million, including $170.5 million of cash and cash equivalents at December 31, 2010, and compared to working capital of $225.6 million, including $145.7 million of cash, cash equivalents, and short-term investments at December 31, 2009. Current assets were 13.2 times current liabilities at the end of 2011, compared to 7.9 times current liabilities at the end of 2010, and compared to 6.1 times current liabilities at the end of 2009.

As of December 31, 2011, of the $180.9 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $61.0 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations.

Operating Activities

Net cash provided by operating activities was $71.6 million in 2011 and resulted primarily from a $30.3 million decrease in inventory, net income of $25.1, a $17.4 million decrease in accounts receivable, $13.5 million of stock based compensation expense, and non-cash depreciation and amortization of $13.1 million, partially offset by a $19.6 million decrease in account payable. Inventory and accounts payable decreased due primarily to lower inventory purchases in 2011, compared to 2010. In 2010, we had increased purchases of raw materials under non-cancelable inventory purchase commitments in order to guarantee the availability of components for anticipated sales demand in 2010 and 2011. Accounts receivable, net of reserves, decreased due primarily to a decrease in revenues in the fourth quarter of 2011, compared to the fourth quarter of 2010. During 2011, we incurred approximately $4.4 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage. During 2011, our insurance carriers paid $3.5 million of claims for legal fees incurred by us. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers, subject to their reservation of rights.

Net cash provided by operating activities was $25.1 million in 2010 and resulted primarily from a $30.5 million decrease in accounts receivable, net of reserves, net income of $28.5 million, non-cash depreciation and amortization of $12.3 million, and $9.2 million of stock-based compensation expense, partially offset by a $46.2 million increase in inventory, a $3.6 million decrease in accounts payable, a $2.7 million benefit from non-cash deferred income taxes, and $2.1 million of excess tax benefits from share-based payment arrangements. Accounts receivable, net of reserves, decreased due primarily to a decrease in sales at the end of the fourth quarter of 2010, compared to sales at the end of the fourth quarter of 2009. Inventory increased due primarily to an increase in purchases of raw materials under non-cancelable inventory purchase commitments and a decrease in our inventory turns in the fourth quarter of 2010, compared to the fourth quarter of 2009 as we prepared to meet anticipated sales demand in 2010 and 2011. Accounts payable decreased as a result of lower inventory purchases in the fourth quarter of 2010, compared to the fourth quarter of 2009. During 2010, we incurred approximately $4.1 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage. During 2010, our insurance carriers paid $3.7 million of claims for legal fees incurred by us. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers.

Net cash provided by operating activities was $99.8 million in 2009 and resulted primarily from net income of $72.6 million, a $21.2 million decrease in inventory, a $14.5 million increase in accounts payable, a $16.0 million increase in income taxes, non-cash depreciation and amortization of $12.2 million, and $5.1 million of stock-based compensation expense, partially offset by a $34.9 million increase in accounts receivable, net of reserves and $9.8 million of excess tax benefits from share-based payment arrangements. Inventory decreased due primarily to an increase in sales in 2009 compared to 2008. In 2008, we had increased our purchases of Flash inventory in anticipation of increased production volumes for SSD products based on customer forecast and orders related to new product launches set for 2009. Accounts payable increased due to the timing of payments and as a result of higher inventory purchases in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Accounts receivable, net of reserves, increased due primarily to an increase in sales in the fourth quarter of 2009, compared to the fourth quarter of 2008.

Investing Activities

Net cash flows used in investing activities was $10.8 million in 2011 resulting primarily from $10.6 million in purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities and tenant improvements made to our facility in the U.S.

As of December 31, 2011, we have made capital expenditures of approximately $43 million for our Malaysia facility primarily related to building construction costs, acquisition of leasehold interest in land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $42 million over the next five years ending December 31, 2016. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

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

Financing Activities

Net cash used in financing activities was $50.4 million in 2011 resulting primarily from a $55.1 million repurchase of our common stock under our share repurchase programs and $1.2 million of taxes paid related to net-share settlement of equity awards, partially offset by $3.1 million of proceeds realized from the exercise of stock options and $2.8 million of excess tax benefits from share-based payment arrangements.

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

On August 4, 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to $15 million (the “$15 million Program”) of our common stock effective from August 9, 2011 through August 31, 2011. During 2011, we repurchased 1,546,700 shares of our common stock at an average price per share of $9.72, including commissions, to complete the authorized repurchases under the $15 million Program.

On August 29, 2011, our board of directors approved an additional share repurchase program authorizing us to repurchase up to $40 million (the “$40 million Program”) of our common stock effective from September 15, 2011 through March 30, 2012. During 2011, we repurchased 4,063,911 shares of common stock at an average price per share of $9.86, including commissions, to complete the authorized repurchases under the $40 million Program.

Net cash provided by financing activities was $5.9 million in 2010 resulting primarily from $3.8 million in proceeds realized from the exercise of stock options and $2.1 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $19.3 million in 2009 resulting primarily from $9.5 million in proceeds realized from the exercise of stock options and $9.8 million of excess tax benefits from share-based payment arrangements.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of December 31, 2011, there was approximately $205,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis.

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

Set forth in the table below is our estimate of our significant contractual obligations at December 31, 2011 (in thousands):

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$4,219	$4,219	$—	$—	$—
Operating lease obligations	5,341	1,463	1,937	1,542	399
Other non-cancelable purchase commitments	917	917	—	—	—
Non-cancelable capital equipment purchase commitments	2,026	2,026	—	—	—

Total	$12,503	$8,625	$1,937	$1,542	$399

As of December 31, 2011, we had a liability for unrecognized tax benefits, including interest and penalties of $5.4 million. We are unable to determine when cash settlement with tax authorities may occur.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three years ended December 31, 2011, 2010 and 2009.

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

•

Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly and all past due balances are reviewed for collectibility. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us. By monitoring our inventory levels with our customers, we estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•

Goodwill and intangible assets. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division in 2007, we operate in one operating segment and have one reporting unit. We assess potential impairment on an annual basis on the last day of the year and compare the market capitalization of the reporting unit to its carrying amount, including goodwill. We completed our annual goodwill impairment analysis at December 31, 2011 and 2010 and determined that no adjustment to the carrying value of goodwill was required. A significant decrease in our future stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. We continually monitor events and changes in circumstances that could indicate that the carrying balances of our intangible assets may not be recoverable in accordance with the provisions of ASC 360. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2011.

•

Product returns. While we may not be contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with our customers. We provide for estimated future returns of inventory at the time of sale based on historical experience, and actual results have been within our expectations.

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with ASC 605-50, “Customer Payments and Incentives.” During 2010, a customer elected to discontinue a sales incentive program that we implemented at the beginning of the fourth quarter of 2009. As a result, we reversed the related sales incentive program liability and recognized additional revenue in the amount of $1.4 million in 2010. Other sales and marketing incentives of $61,000 were offset against revenues for the year ended December 31, 2010. Sales and marketing incentives, amounting to $335,000 in 2011 and $4.2 million in 2009, were offset against revenues.

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

We use a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. We will classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. We recognize interest and penalties related to unrecognized tax benefits in the tax provision.

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

Interest Rate Risk

At December 31, 2011, our cash and cash equivalents were $180.9 million invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of December 31, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of December 31, 2011, there was approximately $205,000 of banker’s guarantees drawn against the Short-term Facility.

Foreign Currency Exchange Rate Risk

More than 95% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our IC components in U.S. dollars from local distributors of Japanese, Korean and Taiwanese suppliers. To date, we have not entered into any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part IV, Item 15.

Changes in Internal Control Over Financial Reporting

Our management determined that, as of December 31, 2011, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executives and corporate governance will be set forth in our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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

STEC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STEC, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of STEC, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Orange County, California
February 28, 2012

STEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS:
Current Assets:
Cash and cash equivalents	$180,853	$170,457
Accounts receivable, net of allowances of $3,010 at December 31, 2011 and $3,853 at December 31, 2010	30,475	47,831
Inventory	58,629	88,968
Other current assets	8,967	4,606

Total current assets	278,924	311,862

Leasehold interest in land	2,549	2,596
Property, plant and equipment, net	34,287	35,037
Goodwill	1,682	1,682
Long-term intangible assets	6,185	5,173
Deferred income taxes	12,137	9,304
Other long-term assets	818	—

Total assets	$336,582	$365,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$6,837	$25,762
Accrued and other liabilities	14,309	13,470

Total current liabilities	21,146	39,232

Other long-term payables	5,083	4,248
Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 46,110 shares issued and outstanding as of December 31, 2011 and 51,046 shares issued and outstanding as of December 31, 2010	46	51
Additional paid-in capital	132,211	169,127
Retained earnings	178,096	152,996

Total shareholders’ equity	310,353	322,174

Total liabilities and shareholders’ equity	$336,582	$365,654

The accompanying notes are an integral part of these consolidated financial statements

STEC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net revenues	$308,059	$280,149	$354,183
Cost of revenues	173,852	158,430	185,236

Gross profit	134,207	121,719	168,947

Sales and marketing	23,790	19,396	20,352
General and administrative	30,563	28,623	28,543
Research and development	54,656	44,148	27,481
Special charges (Note 5)	—	990	3,408

Total operating expenses	109,009	93,157	79,784
Operating income	25,198	28,562	89,163
Other income	107	2,579	601

Income from continuing operations before provision for income taxes	25,305	31,141	89,764
Provision for income taxes	(205)	(2,440)	(18,221)

Income from continuing operations	25,100	28,701	71,543
Discontinued operations (Note 4):
(Loss) income from operations of Consumer Division	—	(261)	1,838
Benefit (provision) for income taxes	—	98	(768)

(Loss) income from discontinued operations	—	(163)	1,070

Net income	$25,100	$28,538	$72,613

Net income (loss) per share:
Basic:
Continuing operations	$0.50	$0.57	$1.45
Discontinued operations	—	(0.01)	0.02

Total	$0.50	$0.56	$1.47

Diluted:
Continuing operations	$0.50	$0.56	$1.41
Discontinued operations	—	(0.01)	0.02

Total	$0.50	$0.55	$1.43

Shares used in per share computation:
Basic	49,847	50,699	49,350

Diluted	50,652	51,432	50,896

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, December 31, 2008	48,429	$48	$129,670	$51,845	$181,563
Net income				72,613	72,613
Exercise of stock options	1,787	2	9,469	—	9,471
Vesting of restricted stock units	68	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	9,817	—	9,817
Stock-based compensation expense	—	—	5,131	—	5,131

Balances, December 31, 2009	50,284	50	154,087	124,458	278,595
Net income				28,538	28,538
Exercise of stock options	679	1	3,786	—	3,787
Vesting of restricted stock units	83	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	2,074	—	2,074
Stock-based compensation expense	—	—	9,180	—	9,180

Balances, December 31, 2010	51,046	51	169,127	152,996	322,174
Net income				25,100	25,100
Repurchase of common shares	(5,611)	(6)	(55,107)	—	(55,113)
Exercise of stock options	455	1	3,097	—	3,098
Vesting of restricted stock units	220	—	(1,247)	—	(1,247)
Excess tax benefits from share-based payment arrangements	—	—	2,832	—	2,832
Stock-based compensation expense	—	—	13,509	—	13,509

Balances, December 31, 2011	46,110	$46	$132,211	$178,096	$310,353

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$25,100	$28,538	$72,613
Loss (income) from discontinued operations	—	163	(1,070)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,123	12,265	12,193
Loss on sale of property, plant and equipment	58	38	34
Non-cash special charges and impairment loss	—	(29)	2,144
Accounts receivable (benefit) provisions	(794)	427	2,641
Inventory excess and obsolescence expense	234	1,262	4,774
Deferred income taxes	(1,479)	(2,700)	(693)
Stock-based compensation expense	13,509	9,180	5,131
Excess tax benefits from share-based payment arrangements	(2,832)	(2,074)	(9,817)
Change in operating assets and liabilities:
Accounts receivable	18,150	30,115	(37,498)
Inventory	30,105	(47,491)	16,472
Leasehold interest in land	47	(53)	44
Other assets	(2,794)	(1,870)	(2,245)
Accounts payable	(19,594)	(3,635)	14,519
Income taxes	392	1,774	15,952
Accrued and other liabilities	(1,577)	(590)	3,519
Net cash flows (used in) provided by discontinued operations	—	(261)	1,070

Net cash provided by operating activities	71,648	25,059	99,783

Cash flows from investing activities:
Purchases of short-term investments	—	(4,998)	(15,200)
Sales of short-term investments	—	14,998	5,200
Purchase of property, plant and equipment	(10,587)	(6,415)	(7,357)
Other	(235)	294	565

Net cash (used in) provided by by investing activities	(10,822)	3,879	(16,792)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,098	3,787	9,471
Excess tax benefits from share-based payment arrangements	2,832	2,074	9,817
Taxes paid related to net-share settlement of equity awards	(1,247)	—	—
Repurchase of common shares	(55,113)	—	—

Net cash (used in) provided by financing activities	(50,430)	5,861	19,288

Net increase in cash	10,396	34,799	102,279
Cash and cash equivalents at beginning of period	170,457	135,658	33,379

Cash and cash equivalents at end of period	$180,853	$170,457	$135,658

Supplemental disclosure of cash flow information:
Cash paid during the year:
Income taxes	$1,413	$3,947	$7,939

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$2,109	$1,277	$1,529

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

STEC, Inc. is a leading global provider of enterprise-class solid state drives that are designed specifically for systems and applications that require high input and output capabilities with low latencies for fast access to critical user data.

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

Reclassification:

Certain amounts previously reported have been reclassified to conform with the 2011 presentation.

Financial Instruments:

Financial instruments consist principally of cash equivalents, accounts receivable and accounts payable. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

As of December 31, 2011 and December 31, 2010 cash equivalents consisted of money market funds. The Company determined the fair value of its cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$110,303	$90,021
Money market funds	70,550	80,436

Total cash and cash equivalents	$180,853	$170,457

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

Goodwill and Intangible Assets:

In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division in 2007, the Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per ASC 350, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. The Company completed its annual goodwill impairment analysis at December 31, 2011 and determined that no adjustment to the carrying value of goodwill was required. A significant decrease in its future stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its intangibles assets may not be recoverable in accordance with the provisions of ASC 360. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2011.

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

Following are the changes in the account receivable allowance for doubtful accounts, sales returns, price protection and other deductions, during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance at Beginning of Year	Charged (Credited)	Deductions	Balance at End of Year
December 31, 2011	$3,853	$(794)	$(49)	$3,010

December 31, 2010	$3,557	$427	$(131)	$3,853

December 31, 2009	$1,196	$2,641	$(280)	$3,557

Shipping and Handling Costs:

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in sales and marketing. For the years ended December 31, 2011, 2010 and 2009, shipping and handling costs were approximately $1.2 million, $1.1 million and $930,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2011, 2010 and 2009, shipping and handling costs billed to customers were $20,000, $35,000 and $10,000, respectively.

Sales and Marketing Incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with ASC 605-50, “Customer Payments and Incentives.” During 2010, a customer elected to discontinue a sales incentive program that the Company implemented at the beginning of the fourth quarter of 2009. As a result, the Company reversed the related sales incentive program liability and recognized additional revenue in the amount of $1.4 million in 2010. Other sales and marketing incentives of $61,000 were offset against revenues for the year ended December 31, 2010. For the years ended December 31, 2011 and 2009, sales and marketing incentives amounted to $335,000 and $4.2 million, respectively, and were offset against revenues.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision.

Other Income:

Other income is comprised primarily of proceeds from a legal settlement, grant income received from the Malaysian government authority for qualified research and development and employee training expenses and interest earned on our cash, cash equivalents and short-term investments. Other income was $107,000, $2.6 million and $601,000 in 2011, 2010 and 2009, respectively.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator: Income from continuing operations	$25,100	$28,701	$71,543
Numerator: (Loss) income from discontinued operations	—	(163)	1,070

Numerator: Net income	$25,100	$28,538	$72,613

Denominator for net income per share (basic)	49,847	50,699	49,350
Effect of dilutive securities:
Stock awards	805	733	1,546

Denominator for net income per share (diluted)	50,652	51,432	50,896

Net income (loss) per share (basic):
Continuing operations	$0.50	$0.57	$1.45
Discontinued operations	—	(0.01)	0.02

Total	$0.50	$0.56	$1.47

Net income (loss) per share (diluted):
Continuing operations	$0.50	$0.56	$1.41
Discontinued operations	—	(0.01)	0.02

Total	$0.50	$0.55	$1.43

Anti-dilutive shares excluded from net income per share calculation	2,066	2,074	1,553

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the Company’s board of directors approved a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period expiring on May 9, 2011. The Company did not make any share repurchases under this program in 2009, 2010 or 2011.

On August 4, 2011, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $15 million (the “$15 million Program”) of its common stock effective from August 9, 2011 through August 31, 2011. During 2011, the Company repurchased 1,546,700 shares of common stock at an average price per share of $9.72, including commissions, to complete the authorized repurchases under the $15 million Program.

On August 29, 2011, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $40 million (the “$40 million Program”) of its common stock effective from September 15, 2011 through March 30, 2012. During 2011, the Company repurchased 4,063,911 shares of common stock at an average price per share of $9.86, including commissions, to complete the authorized repurchases under the $40 million Program.

As of December 31, 2011 there were no outstanding authorized share repurchase programs.

Risks and Uncertainties:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2011		2010		2009
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
Customer A	24.6%	26.3%	51.8%	37.8%	45.1%
Customer B	52.2%	22.4%	20.7%	13.2%	*
Customer C	*	21.5%	*	10.8%	*
Customer D	*	*	*	13.0%	*

*	Less than 10%

The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Year Ended December 31,
	2011	2010	2009
United States	32.0%	40.9%	49.8%
Singapore	43.6%	22.9%	*
Czech Republic	12.6%	12.2%	16.1%
Malaysia	*	10.9%	12.0%
Other	11.8%	13.1%	22.1%

Total	100.0%	100.0%	100.0%

*	Less than 10%

No other single foreign country accounted for more than 10% of revenues during 2011, 2010, and 2009.

In 2011, 2010 and 2009, the majority of the Company’s international sales were export sales which are shipped primarily from the Company’s facility in Malaysia.

At December 31, 2011 and 2010, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit.

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

Total assets by geographic region were as follows (in thousands):

	December 31, 2011	December 31, 2010
United States	$166,661	$183,724
Malaysia	122,896	156,407
Other	47,025	25,523

Total	$336,582	$365,654

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements ranging from two years to five years. The Company establishes reserves for estimated product warranty costs in the period the related revenue is recognized, based on historical experience and any known product warranty issues.

Management Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debts, inventory reserves, warranty reserves, asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. Actual results could differ significantly from those estimates.

Comprehensive Income:

ASC 220, “Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in shareholders’ equity. The Company did not have any items of other comprehensive income or loss other than net income in the years ended December 31, 2011, 2010 and 2009.

New Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3. Supplemental Financial Statement Data:

Inventory:

Inventory consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$42,926	$62,026
Work-in-progress	845	507
Finished goods	14,858	26,435

Total	$58,629	$88,968

The Company has written down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were $234,000, $1.3 million and $4.8 million in 2011, 2010 and 2009, respectively.

Property, Plant and Equipment, Net:

Property, plant and equipment, net consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Buildings and improvements	$22,701	$20,902
Furniture and fixtures	1,714	1,351
Equipment	60,206	51,534

	84,621	73,787
Accumulated depreciation and amortization	(50,334)	(38,750)

	$34,287	$35,037

For the years ended December 31, 2011, 2010 and 2009, the Company recorded depreciation expense of approximately $12.1 million, $11.1 million and $10.6 million, respectively.

Long-term Intangible Assets:

Long-term intangible assets consist of the following (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,111	$234	$1,070	$958	$112
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,903	234	1,862	1,750	112
Technology licenses	8,517	2,566	5,951	6,771	1,710	5,061

Total	$10,654	$4,469	$6,185	$8,633	$3,460	$5,173

The Company recorded amortization expense for the years ended December 31, 2011, 2010 and 2009 of $1.0 million, $1.1 million and $1.4 million, respectively.

Long-term intangible assets are amortized on a straight-line basis over a period of three to five years. Estimated long-term intangible asset amortization expense for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is $1.5 million, $1.8 million, $1.9 million, $740,000 and $299,000, respectively. Amortization is estimated to be completed as of the end of 2016.

Accrued and Other Liabilities:

Accrued and Other Liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Payroll costs	$8,548	$10,028
Deferred Tax Liability	1,556	202
Other	4,205	3,240

Total	$14,309	$13,470

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

Operating results of the Consumer Division as discontinued operations for the three years ended December 31, 2011, 2010 and 2009 are summarized as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Net revenues	$—	$—	$—

(Loss) income from discontinued operations	—	(261)	1,838
Benefit (provision) for income taxes	—	98	(768)

(Loss) income from discontinued operations	$—	$(163)	$1,070

5. Special Charges:

Special charges consist of the following (in thousands):

	For the Year Ended December 31,
	2010	2009
Employee severance and termination benefits	$1,103	$1,770
(Gain) loss on assets held for sale	(113)	1,638

Total special charges	$990	$3,408

There were no special charges during the year ended December 31, 2011.

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

During the three months ended June 30, 2010, the Company commenced the second phase of a reduction in its workforce, which also primarily impacted its Santa Ana, California headquarters. The second phase, which also mostly impacted its U.S.-based workforce, affected 26 employees, including 8 in manufacturing 15 in research and development, and 3 in sales and marketing. In connection with the second phase of the reduction in workforce, the Company recorded charges for employee severance and terminations benefits of approximately $1.1 million during the year ended December 31, 2010, all of which was paid by December 31, 2010. The second phase of the reduction in workforce, which mostly impacted its U.S.-based workforce, was completed as of December 31, 2010. The Company did not incur significant additional restructuring costs related to this restructuring plan in 2011.

In connection with the transition of operations to Malaysia, the Company conducted an assessment for the impairment of certain property, plant and equipment. As the Company finalized its plans for the transition of operations to Malaysia in the second quarter of 2009, the Company determined that certain manufacturing-related property or equipment assets were impaired. Carrying value of the assets was adjusted to reflect estimated fair value, which was based on market prices, prices of similar assets, and other available information. The Company recorded asset impairments totaling approximately $1.6 million during the year ended December 31, 2009. The Company recorded a gain on the sale of impaired assets of approximately $113,000 during the year ended December 31, 2010.

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

6. Income Taxes:

Pre-tax (loss) income from continuing operations was taxed under the following jurisdictions (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Domestic	$(1,572)	$4,428	$39,441
Foreign	26,877	26,713	50,323

	$25,305	$31,141	$89,764

The provision for income taxes from continuing operations consists of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Current
Federal	$(77)	$3,303	$14,189
State	698	1,314	4,274
Foreign	1,063	424	383

	1,684	5,041	18,846

Deferred
Federal	111	(1,480)	419
State	(1,590)	(1,197)	(1,048)
Foreign	—	76	4

	(1,479)	(2,601)	(625)

	$205	$2,440	$18,221

The provision for income taxes from continuing operations differs from the amount that would result from applying the federal statutory rate as follows:

	For the Year Ended December 31,
	2011	2010	2009
Statutory regular federal income tax	35.0%	34.0%	35.0%
Foreign	(33.0)	(24.5)	(19.2)
State taxes, including state tax credits net of federal benefit	(1.9)	0.3	2.4
Federal tax credits	(3.8)	(4.7)	(1.9)
Permanent differences	4.7	2.6	2.1
Other	(0.2)	0.1	1.9

Effective tax rate	0.8%	7.8%	20.3%

The provision for income taxes applicable to continuing operations and discontinued operations consists of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Provision for income taxes from continuing operations:
Current	$1,684	$5,041	$18,846
Deferred	(1,479)	(2,601)	(625)

Total provision for income taxes from continuing operations	205	2,440	18,221

(Benefit) provision for income taxes from discontinued operations:
Current	—	—	835
Deferred	—	(98)	(67)

Total (benefit) provision for income taxes from discontinued operations	—	(98)	768

Total income tax expense	$205	$2,342	$18,989

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2011	2010
Current deferred tax liabilities:
Accounts receivable and inventory reserves	$1,504	$1,849
Accrued expenses	398	782
State taxes	(3,287)	(2,541)
Domestic operating loss carryforwards	353	—
Prepaid expenses	(545)	(303)
Other	21	11

Total current	(1,556)	(202)

Noncurrent deferred tax assets:
Depreciation and amortization	(290)	401
Stock-based compensation expense	3,692	2,516
Foreign Operating loss carryforwards	848	377
Credit carryforwards	9,066	6,630
Other	61	64

	13,377	9,988
Valuation allowance	(1,240)	(684)

Total noncurrent	12,137	9,304

Total deferred tax assets, net	$10,581	$9,102

At December 31, 2011, the Company had federal research and development credit carryforwards of approximately $1.1 million, which begin to expire beginning in 2031. At December 31, 2011, the Company had state research and development credit carryforwards of approximately $7.3 million, which carryforward indefinitely. In addition, the Company has federal net operating loss carryforward of $3.8 million and state net operating loss carryforward of $237,000 before consideration of ASC 718 for excess stock option deductions. These net operating loss carryforwards would be set to expire beginning in 2032.

Included in the Company’s U.S. net operating loss carryforward deferred tax asset, above, is approximately $1.0 million of deferred tax assets attributable to excess stock option deductions that may not be included on the Company’s balance sheet. Due to a provision within ASC 718, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the portion of the Company’s deferred tax asset related to such excess tax benefits must be excluded from the deferred tax asset balance, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The deferred tax asset and the related credit to paid-in capital will only be included as the related deferred tax asset is applied to reduce taxes payable. The Company follows tax law ordering to determine when such net operating loss has been realized.

As an incentive to establish operations in Malaysia, the Company was provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was originally effective through September 30, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the existing income tax holiday term and certain grants. The impact of the Malaysia income tax holiday on our provision for income taxes and earnings per share are as follows (in thousands, except per share amounts):

	2011	2010	2009
Decrease in provision for income taxes	$5,600	$4,900	$3,200
Benefit of income tax holiday on earnings per share	$0.11	$0.09	$0.06

At December 31, 2011 and 2010, the Company had a Malaysian net operating loss carryforward of approximately $1.5 million. The Malaysian carryforward amount is currently suspended and will be available to offset taxable income from operations following the expiration of the tax holiday period. The losses carryover indefinitely, unless certain changes in business operations occur during the carryover period. The Company has established a valuation allowance against this deferred tax asset since management believes that it is more likely than not that the Malaysian net operating loss carryforwards will not be fully utilized. In addition, the Company has established a valuation allowance against their U.K. net operating loss carryforward at December 31, 2011 and 2010 of approximately $1.8 million and $1.6 million, respectively. The valuation allowance was established as management believes that it is more likely than not that this deferred tax asset will not be realized due to the Company’s inability to project future taxable income in the U.K. The change in valuation allowance was $556,000 and $324,000 for the years ended December 31, 2011 and 2010, respectively. The increase in the valuation allowance from 2010 to 2011 was due to the increase in depreciation on fixed assets in Malaysia that are expected to reverse outside the tax holiday period and additional net operating losses generated in the current year in the U.K.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $96 million of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

To the extent that an ownership change has occurred under Internal Revenue Code Section 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

As of December 31, 2011, the Company had approximately $6.6 million of total unrecognized tax benefits. Of the total unrecognized tax benefits, $5.4 million (net of the federal benefit on state issues) represent amounts as of December 31, 2011, that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance as of January 1	$6,635	$4,720	$2,531
Increases in tax positions for prior years	216	39	83
Decreases in tax positions for prior years	(1,342)	—	—
Increases in tax positions for current year	1,699	2,316	2,424
Settlements	(593)	—	—
Decreases due to statute of limitations expiration	—	(440)	(318)

Balance at December 31	$6,615	$6,635	$4,720

The Company has uncertain tax positions estimated in the range of $0 to $310,000 which are reflected within its corporate tax filings for which the statute of limitations will expire in 2012.

During 2011, the Company’s 2008 and 2009 U.S. federal income tax returns were selected by the Internal Revenue Service (“IRS”) for examination. The IRS examination for the 2008 and 2009 tax years was concluded in the fourth quarter of 2011. No additional income tax provision was recorded as a result of the conclusion of the IRS examination. In addition the Company is also under examination in the U.S. for the 2001-2008 tax years by the California Franchise Tax Board. The Company is not under examination in their international jurisdictions at this time.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. As of December 31, 2011, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

The $1.3 million reduction in reserves for tax positions in prior years is principally due to resolution of the 2008 and 2009 US federal income tax examination in the fourth quarter of 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2011 and 2010, the Company had recorded a liability of $69,000 and $145,000 for the payment of interest and penalties, respectively.

Income from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Japan	$1,010	$508	$145
Taiwan	713	543	435
United Kingdom	442	479	261
India	227	—	—
China	146	119	15
Italy	81	143	114
Austria	37	87	65
Germany	37	82	22

Total	$2,693	$1,961	$1,057

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 30, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

7. Commitments and Contingencies:

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed Lead Plaintiffs. The Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, the new Lead Plaintiff filed a second amended complaint, purportedly on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder and claims against several of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed motions to dismiss and on June 17, 2011, the Court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. The defendants answered the second amended complaint on July 15, 2011. At a status conference on October 11, 2011, the Court revised the schedule of pre-trial deadlines and set a new trial date of July 24, 2012. On November 21, 2011, Lead Plaintiff filed a motion for class certification and appointment of class counsel. On January 12, 2012, the plaintiff in the purported class action lawsuit pending in the Superior Court of Orange County, California filed a motion for leave to intervene. The defendants have opposed both of these motions. Pursuant to Court order, the parties attended a mediation on January 5, 2012, which did not result in a settlement. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine a likely outcome or to predict a range of reasonably possible losses in the event of an unfavorable outcome.

On July 1, 2011, a purported class action complaint was filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. The complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act, and further alleges claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The complaint, which arises out of the same underlying factual allegations as the federal court class action discussed above, seeks compensatory damages and rescission or a rescissory measure of damages where applicable, reasonable costs and expenses, including counsel fees and expert fees, and other relief the Court may deem just and proper. On August 4, 2011, the defendants removed the action to the United States District Court for the Central District of California. The plaintiffs moved to remand and on October 7, 2011, the Court entered an order remanding the case back to the Superior Court of Orange County, California. On November 16, 2011, the defendants moved to stay the case pending the resolution of the purported class action lawsuit pending in federal court. On November 16, 2011, the defendants also filed a general demurrer to the complaint. On February 17, 2012, the Court granted the defendants’ motion to stay and declined to rule on the defendants’ general demurrer. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine a likely outcome or to predict a range of reasonably possible losses in the event of an unfavorable outcome.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and stayed until further order by the Court. Despite the stay, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. The plaintiffs moved to lift the stay and on September 9, 2011, the Court denied the plaintiffs’ motion. Additionally, two shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010, and stayed by order of the Court until a ruling was made on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit. After the Court issued its ruling on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit, the defendants moved to stay the federal shareholder derivative case. On January 11, 2012, the Court granted the defendants’ motion, staying the federal shareholder derivative case pending the resolution of the federal securities class action. The consolidated complaints in both the state and federal shareholder derivative actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters as the Company believes it is too early in the proceedings to determine a likely outcome or to predict a range of reasonably possible losses in the event of an unfavorable outcome.

Shareholder Demand

From January 5, 2010 through August 2, 2010, the Company received letters from counsel for four purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of its senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct alleged deficiencies in its internal controls. The demand letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the purported named shareholders will commence derivative actions. In evaluating the demand letters, the independent members of the Company’s board of directors conducted a review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letters, the independent members of the Company’s board of directors unanimously determined that it would not be in the Company’s best interests to pursue the claims alleged in the demand letters against any of the individuals mentioned therein. This determination was formally communicated to counsel for the four purported shareholders on December 17, 2010. Counsel for two of the purported shareholders responded by letter dated July 13, 2011, further demanding that the Company take action to remedy alleged breaches of fiduciary duties by several of its senior officers and directors. In evaluating the July 13, 2011 demand letter, the independent members of the Company’s board of directors conducted a further review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letter, the independent members of the Company’s board of directors unanimously determined that it would not be necessary to retain separate independent counsel and that it would not be in the Company’s best interests to pursue the claims alleged in the demand letter against any of the individuals mentioned therein. This determination was formally communicated to counsel for the two purported shareholders on December 7, 2011. On February 8, 2012, the Company’s board of directors received a further demand from counsel for one of the purported shareholders requesting the opportunity to inspect certain books and records to determine whether the Company’s board of directors conducted a reasonable investigation and acted in good faith in refusing the shareholder’s prior demands. The Company’s board of directors are evaluating this inspection demand.

Patent Litigation

On September 7, 2011, Solid State Storage Solutions, Inc., filed a complaint against the Company and several other defendants in the U.S. District Court for the Eastern District of Texas. The lawsuit alleges that certain of our products and/or services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc., including some or all of U.S. Patents: Nos. 6,341,085; 6,347,051; 6,370,059; 6,567,334; 6,701,471; 7,064,995; 7,234,087; 7,327,624; 7,366,016; 7,616,485; 7,721,165; and 7,746,697. According to the complaint and the patents, these patents relate to solid state drives employing a controller chip and a plurality of NAND flash devices. The complaint also alleges that the Company induces and contributes to patent infringement by others. The complaint seeks unspecified monetary damages, attorney fees and expenses, and injunctive relief against the Company. On January 17, 2012, STEC filed an answer denying liability and asserting various defenses. On February 10, 2012, the Company filed a motion to sever itself from the other defendants in the lawsuit and to transfer the lawsuit between Solid State Storage Solutions, Inc. and the Company to the Central District of California. The Company believes the lawsuit is without merit and intends to vigorously defend itself. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, the Company cannot estimate the effects of this complaint, if any, on the Company’s financial condition.

Other Legal Proceedings

As first disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in the Company’s securities. The Company and certain of the Company’s officers and employees, including its CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is fully cooperating with the SEC in regards to this matter. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) is considering recommending that the SEC initiate a civil injunctive action against the Company, its CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. Under a process established by the SEC, the Company, its CEO and President have the opportunity to submit to the Staff any reasons of law, policy or fact why they believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. On August 29, 2011, the Company, its CEO and President submitted a Wells Submission to the SEC. On January 4,

2012, the Company, its CEO and President submitted a supplemental Wells Submission to the SEC. The Company, its CEO and President intend to continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against them.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business. As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011.

Lease Commitments

As discussed in Note 10, the Company leases its corporate office facilities from affiliates of Manouch Moshayedi, Mark Moshayedi and Mike Moshayedi as of December 31, 2011. Manouch Moshayedi and Mark Moshayedi are executive officers, directors and major shareholders of the Company. Mike Moshayedi is also a shareholder of the Company. The Company also leases a number of small facilities in both foreign and domestic locations for its additional sales, research and development and engineering staff and for storage from unaffiliated third parties under operating leases with initial non-cancelable lease terms ranging from 1 to 5 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows (in thousands):

	Operating Leases (Related Party)	Operating Leases (Third Party)
2012	$683	$780
2013	683	432
2014	683	139
2015	683	113
2016	683	63
Thereafter	399	—

Net minimum lease payments	$3,814	$1,527

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $1.8 million, $1.5 million and $1.6 million, respectively, inclusive of related party balances.

Purchase Commitments

The following table presents the Company’s contractual payment obligations and commitments (in thousands):

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$4,219	$4,219	$—	$—	$—
Operating lease obligations	5,341	1,463	1,937	1,542	399
Other non-cancelable purchase commitments	917	917	—	—	—
Non-cancelable capital equipment purchase commitments	2,026	2,026	—	—	—

Total	$12,503	$8,625	$1,937	$1,542	$399

Purchase obligations represent open purchase orders for inventory, capital equipment, and other commitments in the ordinary course of business as of December 31, 2011.

8. Employee Benefit Plan:

The Company sponsors a 401(k) retirement savings plan for its U.S. based eligible employees. The Company matches a portion of the employee contributions, which vest immediately. For the years ended December 31, 2011, 2010 and 2009, the Company made matching contributions of approximately $1.3 million, $1.2 million and $714,000, respectively.

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

As of December 31, 2011, there were 1,329,096 shares of common stock that remained available for grant under the 2010 Plan. Stock options and restricted stock units generally vest 25% on each anniversary of the grant date for a period of four years. The Plan expires on March 26, 2020.

A summary of the option activity under the 2000 Plan and 2010 Plan is as follows (in thousands, except share and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,745,005	$12.84
Granted	2,057,100	$11.60
Exercised	(454,357)	$6.82
Expired/forfeited	(389,250)	$15.22

Outstanding at December 31, 2011	5,958,498	$12.72	7.6	$3,167

Vested and expected to vest at December 31, 2011	5,429,447	$12.66	7.5	$3,134

Exercisable at December 31, 2011	2,213,447	$11.71	5.5	$2,932

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $8.59 on December 31, 2011.

During the year ended December 31, 2011, the Company received $3.1 million in cash proceeds from the exercise of 454,357 options and $2.8 million for excess tax benefits from share-based payment arrangements. The intrinsic value of stock options exercised in the years ended December 31, 2011, 2010 and 2009 was $5.9 million, $6.0 million and $34.7 million, respectively.

A summary of the Company’s weighted average fair value for stock option activity in 2011 is as follows (in thousands, except share and per share amounts):

	Options	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested stock options at December 31, 2010	2,999,300	$8.78
Granted	2,057,100	$7.14
Vested	(956,799)	$8.67
Forfeited	(354,550)	$8.54

Non-vested stock options at December 31, 2011	3,745,051	$7.89	$25,380	2.8

The weighted average grant date fair value of options granted in 2011, 2010 and 2009 was $7.14, $8.03 and $11.32, respectively.

The total fair value of shares vested in 2011, 2010 and 2009 was $8.2 million, $6.2 million and $2.3 million, respectively.

The fair value of stock grants is calculated using the Black-Scholes option valuation model. The Company has not and does not expect to pay dividends; therefore, no specific dividend yield is utilized under the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employees’ stock option grants. The volatility assumption used to value option grants is based exclusively on the Company’s historical available closing stock price information. The Company can rely exclusively on this historical information if (1) the Company has no reason to believe that its future volatility over the expected or contractual term is likely to differ from the past, (2) the computation of historical volatility uses a simple average calculation method, (3) a sequential period of historical data at least equals the expected or contractual term of the share options is used and (4) a reasonably sufficient number of price observations are used. The expected term of employee stock options, which represents the period the stock options are expected to remain outstanding, was based on a combination of historical option exercise activity of prior grants with similar characteristics and expected future employee behavior. The expected life of employees’ stock option grants is impacted by all of the underlying assumptions used in the Company’s model. The Black-Scholes option pricing model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money. The Black-Scholes option pricing model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company.

The weighted average assumptions used to value the option grants are as follows:

	Year Ended December 31,
	2011	2010	2009
Expected term (years)	5.8	5.8	5.8
Risk-free interest rate	1.5%	2.2%	2.6%
Volatility	69.8%	66.7%	64.3%
Dividend rate	0.0%	0.0%	0.0%

The grant date fair value per share of restricted stock units is determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

A summary of the restricted stock unit activity under the 2000 Plan and 2010 Plan is as follows (in thousands, except share and per share amounts):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested restricted stock units at December 31, 2010	1,090,954	$14.38
Granted	860,263	$11.40
Vested	(308,199)	$14.30
Forfeited	(135,875)	$13.66

Non-vested restricted stock units at December 31, 2011	1,507,143	$12.76	$17,200	3.1

The weighted average grant date fair value of restricted stock units granted in 2011, 2010 and 2009 was $11.40, $14.08 and $15.92, respectively.

The total fair value of restricted stock units vested in 2011, 2010 and 2009 was $4.4 million, $949,000 and $815,000, respectively.

Of the 308,199 restricted stock units that vested during 2011, 231,288 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The number and value of the shares withheld were 89,018 shares and $1.2 million, respectively, during 2011. The value of the total shares was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the tax authorities were $1.2 million and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$623	$346	$307
Sales and marketing	2,390	1,564	993
General and administrative	4,935	3,241	1,875
Research and development	5,561	4,029	1,956

Total stock-based compensation expense	$13,509	$9,180	$5,131

10. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain engineering, administrative, and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mark Moshayedi and Mike Moshayedi each of whom is a founder of the Company. Manouch Moshayedi and Mark Moshayedi are also executive officers, directors and major shareholders of the Company as of December 31, 2011. MDC has no operations other than leasing transactions with the Company.

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $21,000 per month during 2011. An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $35,000 per month during 2011. Beginning August 1, 2009, the monthly base rents was adjusted based on the change in the Consumer Price Index. For the remainder of the leases, base rents shall be adjusted every two years based on the change in the Consumer Price Index.

Building rent expense for these two facilities amounted to approximately $672,000, $672,000 and $640,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, there was no outstanding facility rent owed to MDC.

In 2011, 2010 and 2009, the Company purchased $0, $0 and $14,000, respectively, in testing services from QualCenter, Inc. (“QualCenter”), a Texas S Corporation beneficially owned by Manouch Moshayedi, Mark Moshayedi, and Mike Moshayedi. QualCenter is located in Houston, Texas and performs tests and qualification services on Hewlett-Packard desktop, laptop, server, and workstation memory modules. QualCenter performs these services on an exclusive basis for Hewlett-Packard under an arrangement whereby Hewlett-Packard defines and specifies all test and evaluation procedures and methodologies.

11. Credit Facilities:

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as needed basis. As of December 31, 2011, there was approximately $205,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants.

12. Selected Quarterly Financial Data (unaudited) (in thousands, except per share amounts):

Quarter Ended:	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net revenues	$58,135	$72,529	$82,451	$94,944
Gross profit	23,875	33,212	36,847	40,273
Operating income (loss)	(5,426)	5,524	9,902	15,198
Income (loss) from continuing operations	(3,586)	4,844	9,694	14,148
Net income (loss)	$(3,586)	$4,844	$9,694	$14,148
Net income (loss) per share:
Basic	$(0.08)	$0.10	$0.19	$0.28
Diluted	$(0.08)	$0.09	$0.18	$0.27

Quarter Ended:	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net revenues	$93,918	$86,074	$61,348	$38,809
Gross profit	42,488	39,923	26,122	13,186
Operating income (loss)	16,801	15,066	3,832	(7,137)
Income (loss) from continuing operations	17,498	13,619	2,937	(5,353)
Loss from discontinued operations	(11)	(2)	(150)	—
Net income (loss)	$17,487	$13,617	$2,787	$(5,353)
Net income (loss) per share:
Basic:
Continuing operations	$0.34	$0.27	$0.06	$(0.11)
Discontinued operations	—	—	—	—

Total	$0.34	$0.27	$0.06	$(0.11)

Diluted:
Continuing operations	$0.34	$0.26	$0.06	$(0.11)
Discontinued operations	—	—	—	—

Total	$0.34	$0.26	$0.06	$(0.11)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 28th day of February, 2012.

STEC, Inc.

By:	/S/ MANOUCH MOSHAYEDI
Name:	Manouch Moshayedi
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MANOUCH MOSHAYEDI Manouch Moshayedi	Chief Executive Officer and Chairman of the Board of Directors	February 28, 2012

/S/ MARK MOSHAYEDI Mark Moshayedi	President, Chief Operating Officer, Chief Technical Officer, Secretary and Director	February 28, 2012

/S/ RAYMOND D. COOK Raymond D. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/S/ RAJAT BAHRI Rajat Bahri	Director	February 28, 2012

/S/ F. MICHAEL BALL F. Michael Ball	Director	February 28, 2012

/S/ CHRISTOPHER W. COLPITTS Christopher W. Colpitts	Director	February 28, 2012

/S/ KEVIN C. DALY Kevin C. Daly, Ph.D.	Director	February 28, 2012

/S/ MATTHEW L. WITTE Matthew L. Witte	Director	February 28, 2012

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation	S-1/A	3.1	July 3, 2000

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	S-1/A	3.3	September 27, 2000

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	10-Q	3.1	May 14, 2001

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	8-K	3.1	March 8, 2007

3.2	Second Amended and Restated Bylaws	8-K	3.2	September 27, 2011

4.1	Specimen Stock Certificate	10-K	4.2	March 30, 2007

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and the Registrant (24,500 sq. ft. facility)	S-1/A	10.1	July 3, 2000

10.2	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (24,500 sq. ft. facility)	S-1/A	10.10	October 15, 2003

10.3	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and the Registrant (48,635 sq. ft. facility)	S-1/A	10.2	July 3, 2000

10.4	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (48,635 sq. ft. facility)	S-1/A	10.11	October 15, 2003

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	10.7	July 3, 2000

10.6	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to the Registrant offering special incentives	8-K	10.1	August 30, 2006

10.7	Asset Purchase Agreement, dated February 9, 2007, by and among Fabrik, Inc., Fabrik Acquisition Corp. and the Registrant	8-K	10.1	February 12, 2007

10.8	Credit Agreement, dated July 30, 2008, among the Registrant, its domestic subsidiaries, the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent	8-K	10.1	August 1, 2008

10.9†	2000 Stock Incentive Plan (as amended through April 17, 2006)	S-8	99.1	August 11, 2006

10.10†	2000 Stock Incentive Plan form of Notice of Grant of Stock Option	10-K	10.14	March 30, 2007

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.11†	2000 Stock Incentive Plan form of Stock Option Agreement	10-K	10.15	March 30, 2007

10.12†	2000 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option	10-K	10.16	March 30, 2007

10.13†	2000 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-K	10.17	March 30, 2007

10.14†	2000 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	10-K	10.18	March 30, 2007

10.15†	Executive Cash Incentive Plan	8-K	10.1	March 7, 2008

10.16†	Employment Offer Letter, dated October 15, 2008, between the Registrant and Raymond D. Cook	8-K	10.1	November 3, 2008

10.17†	Form of Severance and Change in Control Agreement, dated February 22, 2010, entered into between the Registrant and Manouch Moshayedi and between the Registrant and Mark Moshayedi	8-K	10.1	March 18, 2011

10.18†	Severance and Change in Control Agreement, dated February 22, 2010, entered into between the Registrant and Raymond D. Cook	8-K	10.2	March 18, 2011

10.19†	Severance and Change in Control Agreement, effective March 14, 2011 entered into between the Registrant and Robert M. Saman	8-K	10.3	March 18, 2011

10.20†	2010 Incentive Award Plan	DEF-14A	Appendix A	April 16, 2010

10.21†	First Amendment to the Registrant’s 2010 Incentive Award Plan	8-K	10.2	May 24, 2011

10.22†	2010 Incentive Award Plan form of Employee Stock Option Grant Notice and Stock Option Agreement	S-8	99.2	May 28, 2010

10.23†	2010 Incentive Award Plan form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	S-8	99.3	May 28, 2010

10.24†	2010 Incentive Award Plan form of Non-Employee Director Stock Option Grant Notice and Stock Option Agreement	S-8	99.4	May 28, 2010

21.1	List of Subsidiaries of the Registrant			Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.