Form 10-Q
period 2012-03-31
STEC, INC.
filed 2012-05-08
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 24, 2012 was 46,215,537.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2012

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$205,746	$180,853
Accounts receivable, net of allowances of $3,079 at March 31, 2012 and $3,010 at December 31, 2011	21,379	30,475
Inventory	37,453	58,629
Other current assets	9,516	8,967

Total current assets	274,094	278,924

Leasehold interest in land	2,538	2,549
Property, plant and equipment, net	34,806	34,287
Goodwill	1,682	1,682
Long-term intangible assets	5,904	6,185
Deferred income taxes	13,614	12,137
Other long-term assets	818	818

Total assets	$333,456	$336,582

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$8,634	$6,837
Accrued and other liabilities	15,530	14,309

Total current liabilities	24,164	21,146

Other long-term payables	5,445	5,083
Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 46,198 shares issued and outstanding as of March 31, 2012 and 46,110 shares issued and outstanding as of December 31, 2011	46	46
Additional paid-in capital	136,394	132,211
Retained earnings	167,407	178,096

Total shareholders’ equity	303,847	310,353

Total liabilities and shareholders’ equity	$333,456	$336,582

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net revenues	$50,415	$94,944
Cost of revenues	32,323	54,671

Gross profit	18,092	40,273

Sales and marketing	6,656	5,666
General and administrative	9,214	7,409
Research and development	16,103	12,000

Total operating expenses	31,973	25,075
Operating (loss) income	(13,881)	15,198
Other income (expense)	231	(47)

(Loss) income from operations before income taxes	(13,650)	15,151
(Benefit) provision for income taxes	(2,961)	1,003

Net (loss) income	(10,689)	14,148
Other comprehensive (loss) income	—	—

Comprehensive (loss) income	$(10,689)	$14,148

Net (loss) income per share:
Basic	$(0.23)	$0.28

Diluted	$(0.23)	$0.27

Shares used in per share computation:
Basic	46,140	51,225

Diluted	46,140	52,691

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net (loss) income	$(10,689)	$14,148
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,935	2,974
Loss on sale of property, plant and equipment	4	34
Accounts receivable provisions	84	258
Deferred income taxes	(3,033)	(3,509)
Stock-based compensation expense	3,661	2,771
Excess tax benefits from share-based payment arrangements	—	(1,424)
Change in operating assets and liabilities:
Accounts receivable	9,012	6,726
Inventory	21,176	7,299
Leasehold interest in land	11	12
Other assets	(150)	(529)
Accounts payable	(1,373)	(15,066)
Income taxes	2,526	4,228
Accrued and other liabilities	1,027	936

Net cash provided by operating activities	26,191	18,858

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,820)	(2,200)
Proceeds from sale of property, plant and equipment	—	13

Net cash used in investing activities	(1,820)	(2,187)

Cash flows from financing activities:
Proceeds from exercise of stock options	522	2,267
Excess tax benefits from share-based payment arrangements	—	1,424

Net cash provided by financing activities	522	3,691

Net increase in cash	24,893	20,362
Cash and cash equivalents at beginning of period	180,853	170,457

Cash and cash equivalents at end of period	$205,746	$190,819

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$2,469	$279

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company as of March 31, 2012, the consolidated results of operations for the three months ended March 31, 2012 and 2011, and the consolidated results of cash flows for the three months ended March 31, 2012 and 2011 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2011 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	Three Months Ended March 31,
	2012	2011
Customer A	27%	19%
Customer B	14%	*
Customer C	13%	28%
Customer D	11%	26%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended March 31,
	2012	2011
United States	39%	33%
Singapore	41%	46%
Czech Republic	*	11%
Other	20%	10%

Total	100%	100.0%

*	Less than 10%

No other single foreign country accounted for more than 10% of revenues during the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012 and December 31, 2011, cash equivalents consisted of money market funds. The Company determined the fair value of its cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$135,158	$110,303
Money market funds	70,588	70,550

Total cash and cash equivalents	$205,746	$180,853

Note 4 — Income Taxes

The Company recorded a benefit for incomes taxes of $3.0 million and a provision for income taxes of $1.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The Company’s effective tax rates were a 21.7% benefit and a 6.6% provision for the three months ended March 31, 2012 and March 31, 2011, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the three months ended March 31, 2012 and March 31, 2011 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and state tax benefits, partially offset by permanent differences between GAAP pre-tax income and taxable income. The Company’s effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of the Company’s tax-planning strategies, discrete items, and the ratio of domestic and foreign earnings. The change in the effective tax rate for the three months ended March 31, 2012 from the same period in 2011 was due primarily to a shift in the quarterly revenue composition by jurisdiction whereby earnings outside of the U.S. are taxed at rates lower than the U.S. federal statutory rate. The Company’s effective tax rate for the three months ended March 31, 2012 does not include federal research and development tax credits for which the Company benefited in 2011, since the research and development tax credit provisions expired December 31, 2011 and the federal government has not extended these tax credits to be effective for 2012.

During 2011, the Company’s 2006-2008 California income tax returns and certain carryovers from 2001-2005 were selected by the California Franchise Tax Board (“FTB”) for examination. The examination was concluded in the first quarter of 2012. No additional income tax provision was recorded as a result of the FTB examination. The Company is not under examination in their international jurisdictions at this time.

Income from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Taiwan	$178	$180
Japan	159	401
United Kingdom	125	71
India	96	—
Italy	41	40
China	42	34
Germany	21	21
Austria	19	19

Total	$681	$766

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 30, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2012 and 2011 the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $90 million and $82 million, respectively, of undistributed earnings from its foreign subsidiaries because the Company’s intent is to reinvest such earnings outside of the U.S. for the foreseeable future. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

As an incentive to establish operations in Malaysia, the Company was provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was originally effective through September 30, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the original income tax holiday term and certain research and development grants.

The impact of the Malaysia income tax holiday on the Company’s provision for income taxes and earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2012	2011
Decrease in provision for income taxes	$960	$2,300
Benefit of income tax holiday on earnings per share	$0.02	$0.04

Note 5 — Net Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator: Net (loss) income	$(10,689)	$14,148

Denominator for net (loss) income per share (basic)	46,140	51,225
Effect of dilutive securities:
Stock awards	—	1,466

Denominator for net (loss) income per share (diluted)	46,140	52,691

Net (loss) income per share:
Basic	$(0.23)	$0.28

Diluted	$(0.23)	$0.27

Anti-dilutive shares excluded from net (loss) income per share calculation	6,557	1,382
Options outstanding	5,855	4,339
Restricted stock units outstanding	1,488	1,076

Note 6 — Supplemental Balance Sheet Information

Inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$25,721	$42,926
Work-in-progress	941	845
Finished goods	10,791	14,858

Total	$37,453	$58,629

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term intangible assets consisted of the following (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,125	$220	$1,345	$1,111	$234
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,917	220	2,137	1,903	234
Technology licenses	8,517	2,833	5,684	8,517	2,566	5,951

Total	$10,654	$4,750	$5,904	$10,654	$4,469	$6,185

The Company recorded amortization expense of $281,000 and $253,000 for the three months ended March 31, 2012 and 2011, respectively. Long-term intangible assets are amortized on a straight-line basis over a period of three to five years. Estimated long-term intangible asset amortization expense for the remainder of the years ending December 31, 2012, 2013, 2014, 2015, and 2016 is $1.1 million, $1.8 million, $1.9 million, $855,000, and $299,000, respectively. Amortization is estimated to be completed as of the end of 2016.

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Payroll costs	$10,170	$8,548
Accrued legal	$2,281	$940
Deferred tax liability	—	1,556
Other	3,079	3,265

Total	$15,530	$14,309

Note 7 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed Lead Plaintiffs. The Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, the new Lead Plaintiff filed a second amended complaint, purportedly on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against several of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed motions to dismiss and on June 17, 2011, the Court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. The defendants answered the second amended complaint on July 15, 2011. On November 21, 2011, Lead Plaintiff filed a motion for class certification and appointment of class counsel. On January 12, 2012, the plaintiff in the purported class action lawsuit pending in the Superior Court of Orange County, California filed a motion for leave to intervene. The defendants opposed both of these motions. On March 7, 2012, the Court denied both motions without prejudice and stayed the action, other than discovery, to allow Lead Plaintiff to cure the issue that resulted in the order denying its motion for class certification. A status conference is scheduled for May 15, 2012. On March 23, 2012, Lead Plaintiff sought permission from the United States Court of Appeals for the Ninth Circuit to appeal from the order denying without prejudice its motion for class certification. The defendants opposed this request, which remains pending. Pursuant to Court order, the parties attended

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a mediation on January 5, 2012, which did not result in a settlement. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine a likely outcome or to predict a range of reasonably possible losses in the event of an unfavorable outcome.

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

Shareholder Demand

From January 5, 2010 through August 2, 2010, the Company received letters from counsel for four purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of its senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct alleged deficiencies in its internal controls. The demand letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the purported named shareholders will commence derivative actions. In evaluating the demand letters, the independent members of the Company’s board of directors conducted a review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letters, the independent members of the Company’s board of directors unanimously determined that it would not be in the Company’s

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

best interests to pursue the claims alleged in the demand letters against any of the individuals mentioned therein. This determination was formally communicated to counsel for the four purported shareholders on December 17, 2010. Counsel for two of the purported shareholders responded by letter dated July 13, 2011, further demanding that the Company take action to remedy alleged breaches of fiduciary duties by several of its senior officers and directors. In evaluating the July 13, 2011 demand letter, the independent members of the Company’s board of directors conducted a further review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letter, the independent members of the Company’s board of directors unanimously determined that it would not be necessary to retain separate independent counsel and that it would not be in the Company’s best interests to pursue the claims alleged in the demand letter against any of the individuals mentioned therein. This determination was formally communicated to counsel for the two purported shareholders on December 7, 2011. On February 8, 2012, the Company’s board of directors received a further demand from counsel for one of the purported shareholders requesting the opportunity to inspect certain books and records to determine whether the Company’s board of directors conducted a reasonable investigation and acted in good faith in refusing the shareholder’s prior demands. The shareholder was offered the opportunity to inspect certain of the books and records he requested. On March 9, 2012, the shareholder filed a petition for writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would allow him to inspect all of the books and records he requested. In addition, the shareholder seeks his costs, expenses, and reasonable attorney’s fees. The Company believes the petition is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine a likely outcome or to predict a range of reasonably possible losses in the event of an unfavorable outcome.

Patent Litigation

On September 7, 2011, Solid State Storage Solutions, Inc., filed a complaint against the Company and several other defendants in the U.S. District Court for the Eastern District of Texas. The lawsuit alleges that certain of the Company’s products and/or services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc., including some or all of U.S. Patents: Nos. 6,341,085; 6,347,051; 6,370,059; 6,567,334; 6,701,471; 7,064,995; 7,234,087; 7,327,624; 7,366,016, 7,616,485; 7,721,165; and 7,746,697. According to the complaint and the patents, these patents relate to solid-state drives employing a controller chip and a plurality of NAND flash devices. The complaint also alleges that the Company induces and contributes to patent infringement by others. The complaint seeks unspecified monetary damages, attorney fees and expenses, and injunctive relief against the Company. On January 17, 2012, STEC filed an answer denying liability and asserting various defenses. On February 10, 2012, the Company filed a motion to sever itself from the other defendants in the lawsuit and to transfer the lawsuit between Solid State Storage Solutions, Inc. and the Company to the Central District of California. On April 20, 2012, the Court held its first status conference, setting a claim construction hearing on January 9, 2013 and jury selection on July 1, 2013. The Company believes the lawsuit is without merit and intends to vigorously defend itself. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, the Company cannot estimate the effects of this complaint, if any, on the Company’s financial condition.

Other Legal Proceedings

As first disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in the Company’s securities. The Company and certain of the Company’s officers and employees, including its CEO and President, have received subpoenas in connection with the SEC’s investigation. The Company is fully cooperating with the SEC in regards to this matter. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) is considering recommending that the SEC initiate a civil injunctive action against the Company, its CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. Under a process established by the SEC, the Company, its CEO and President have the opportunity to submit to the Staff any reasons of law, policy or fact why they believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. On August 29, 2011, the Company, its CEO and President submitted a Wells Submission to the SEC. On January 4 and March 16, 2012, the Company, its CEO and President submitted supplemental Wells Submissions to the SEC. The Company, its CEO and President intend to continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against them.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Further, such indemnification agreements may not be subject to maximum loss clauses. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, and after consideration of the Company’s current director and officer insurance coverage, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2012.

Note 8 — Shareholders’ Equity

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

As of March 31, 2012, there were 1,299,570 shares of common stock that remained available for grant under the 2010 Plan. Stock options and restricted stock units generally vest 25% on each anniversary of the grant date for a period of four years. The 2010 Plan expires on March 26, 2020.

As of March 31, 2012, total unrecognized compensation expense related to unvested option-based compensation arrangements already granted under the 2000 Plan and the 2010 Plan was approximately $23.2 million, which the Company expects to recognize over a weighted-average period of 2.6 years.

As of March 31, 2012, total unrecognized compensation expense related to unvested restricted stock units already granted under the 2000 Plan and the 2010 Plan was approximately $15.7 million, which the Company expects to recognize over a weighted average period of 2.9 years.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$221	$99
Sales and marketing	627	469
General and administrative	1,367	999
Research and development	1,446	1,204

Total stock-based compensation expense	$3,661	$2,771

During the three months ended March 31, 2012, the company received $522,000 in cash proceeds for the exercise of 87,763 options.

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock depending on market conditions and other factors. In November 2009, the Company’s board of directors approved a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period that expired on May 9, 2011. The Company did not make any share repurchases under this program during 2011.

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

Note 9 — Related Party Transactions

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain engineering, administrative, and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mark Moshayedi and Mike Moshayedi each of whom is a founder of the Company. Manouch Moshayedi and Mark Moshayedi are also executive officers, directors and major shareholders of the Company as of March 31, 2012. MDC has no operations other than leasing transactions with the Company.

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $21,000 per month and $20,000 per month during the three months ended March 31, 2012 and 2011, respectively. An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $36,000 per month and $35,000 per month during the three months ended March 31, 2012 and 2011, respectively. Beginning August 1, 2009, the monthly base rents was adjusted based on the change in the Consumer Price Index. For the remainder of the leases, base rents shall be adjusted every two years based on the change in the Consumer Price Index.

Rent expense for these two facilities amounted to approximately $171,000 and $166,000 for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, there was no outstanding facility rent owed to MDC. As of March 31, 2012, the Company owed MDC approximately $374,000 for property taxes and capital improvements to the two facilities that were paid by MDC, but reimbursable per the terms of the lease agreement.

Note 10 — Credit Facility

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of March 31, 2012, there was approximately $205,000 of banker’s guarantees outstanding under the Short-term facility and STEC Malaysia was in compliance with all required covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as-needed basis.

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

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” and similar expressions, or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; growing acceptance, adoption and qualification of solid-state drives (“SSDs”) within the enterprise-storage and enterprise-server markets; the evolving storage industry; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; statements concerning customer adoption and utilization of our technologies and solutions; the benefits, capabilities, performance, cost-savings and energy efficiencies of our products, solutions and other developing technologies; the adoption of our products into new applications and markets; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; the impact of ongoing litigation against us; our ability to attract and retain key employees; changes in political and economic conditions and local regulations, particularly outside of the United States; our ability to protect our intellectual property rights; and fluctuations in foreign currency exchange rates.

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

Overview

STEC, Inc. (collectively with our subsidiaries, is referred to in this Report as “STEC”, “we”, “our” and “us”) is a leading global provider of enterprise-class solid-state drives (“SSDs”) that are designed specifically for systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to global enterprise hardware original equipment manufacturers (“OEMs”), which incorporate them into products used in a variety of industries including cloud computing, defense, e-commerce, financial services, government, healthcare, transportation, virtualization, and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density dynamic random access memory (“DRAM”) modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server problems. This means developing solutions that will ultimately help our customers to accelerate applications, retrieve data faster, and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia.

We market our products primarily to OEMs and OEM distributors, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized high-performance, high-endurance, SSDs, including our ZeusIOPS® and MACH product families;

•	Expanding our product portfolio to include software offerings that strategically utilize our solid-state storage technology;

•	Adding PCIe-based SSD products; and

•	Exploring new market opportunities that leverage our core SSD expertise.

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

Operating Results Volatility

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons. The majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues are concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products, may negatively impact our revenues on a quarterly basis. In addition, the introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Moreover, substantially all of our sales are transacted through individual customer purchase orders as opposed to long-term contractual commitments. Each customer purchase order is unique and stands on its own and there is no assurance that we will be able to obtain additional purchase orders under the same terms and dollar commitment levels with these customers in future quarters. As a result, it is difficult to forecast our customers’ demand as purchases in one period may not be indicative of purchases in future periods. Also, the enterprise SSD market is still in its early stages, rapidly evolving, and becoming increasingly competitive. Many of these competitors are large, conglomerate businesses with considerable resources. Currently, we are facing competition from SSD suppliers with lower-cost, lower performance SATA-based drives with a connectivity bridge to a Serial Attached Small Computer Interface System (“SAS”) or Fibre Channel (“FC”) interface. Despite the performance and latency advantages of our ZeusIOPS® drives, these lower cost alternatives have been gaining traction, which has resulted in a decrease of our market share at certain customers. Furthermore, competitive SAS and/or FC based SSDs have been qualified at certain of our customers, which has lead to a reduction in orders of our ZeusIOPS® SSDs. In order to differentiate ourselves and our products in the market, we are going to continue to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server problems. Until we further diversify our customer base and product offerings, we believe that these factors will continue to impact quarterly operating results volatility and our business for the foreseeable future. A significant reduction in our market share as a result of SSD competition could have a material adverse effect on our business and results of operations.

Flash-based Products and Technologies

Flash-based product revenue was $48.9 million and $89.8 million in the first quarter of 2012 and 2011, respectively. The quarterly decrease in Flash-based product revenues was due primarily to a $39.9 million decrease in Flash-based product sales to two customers. Sales of Flash-based products represented 97% and 95% of our total revenues in the first quarter of 2012 and 2011, respectively.

A significant development in enterprise SSDs is the use of Multi Level Cell (“MLC”) Flash, which is more cost-effective than Single Level Cell (“SLC”) Flash. Incorporating MLC Flash into SSDs is increasingly important within the enterprise market given the growing need for cost-effective, high-performance enterprise solutions. Our MLC-based SSDs are enhanced by our proprietary technologies, including our CellCare™ technology, which increases endurance of MLC Flash to meet enterprise life requirement levels and our Secure Array of Flash ElementsTM (S.A.F.E.) technology, which provides added data reliability. Our MLC-based SSDs also use our proprietary SSD ASIC controller technology to achieve fast write speeds and improved performance over the entire life of the drive.

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

Although the enterprise Flash-based SSD market is still in its early stages, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. As more customers and end-users experience the benefits of SSD technology, we believe the marketplace will continue to expand. The use of data-tiering software by storage OEMs is also helping to increase the use of SSDs by enhancing the overall performance level of enterprise-storage systems. In addition, the introduction of all flash arrays by both leading and emerging storage OEMs is increasing the use of flash in the enterprise. At the same time, the lower costs of SSDs and the development of caching software is driving adoption in the server space. Also, we employ certain marketing programs and sales initiatives on a selective basis with our customers in an effort to advance our SSD products.

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $1.1 million and $4.2 million in revenues from the sale of DRAM products during the first quarter of 2012 and 2011, respectively. Sales of DRAM products represented 2% and 4% of our total revenues in the first quarter of 2012 and 2011, respectively. The quarterly decrease in sales of DRAM products was due primarily to a $2.6 million decrease in DRAM product sales to two customers. Since our revenue growth initiatives are focused on sales of our SSDs, we expect this variability will continue in the future.

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, the Malaysian government provided us with a fifteen-year income tax holiday and certain grants that are subject to meeting certain conditions. This income tax holiday was originally effective through September 30, 2022. In May 2011, the Company received an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the original income tax holiday term and additional grants. The impact of the Malaysia income tax holiday increased the benefit for income taxes by $960,000 or $0.02 per share during the first quarter of 2012, and decreased the provision for income taxes by $2.3 million or $0.04 per share in the first quarter of 2011.

Customers

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 84.6% of our revenues during the first quarter of 2012, compared to 92.4% of our revenues during the first quarter of 2011. See Note 2, Sales Concentration, to our unaudited consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the first quarter of 2012 and 2011, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

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

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended March 31,
	2012	2011
United States	39%	33%
Singapore	41%	46%
Czech Republic	*	11%
Other	20%	10%

Total	100%	100.0%

*	Less than 10%

Sales billed to customers in the United States as a percentage of total sales increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to lower product sales made to international customers. Sales billed to customers in Singapore decreased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to a decrease in product sales to two customers. Sales billed to customers in the Czech Republic decreased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to a decrease in product sales to a single customer.

No other single foreign country accounted for more than 10% of revenues during the three months ended March 31, 2012 and 2011.

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

Seasonality

We generally expect to experience some seasonality in our business resulting in lower sales in the first quarter and higher sales in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business and concentration of our customers, seasonality may not always be a determining factor for our results of operations. For example, during the fourth quarter of 2011 we did not experience a seasonal increase in sales. We believe the decline in sales in the fourth quarter of 2011 was due to our continued transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products rather than seasonality.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended March 31,
	2012	2011
Net revenues	100.0%	100.0%
Cost of revenues	64.1	57.6

Gross profit	35.9	42.4

Operating expenses:
Sales and marketing	13.2	6.0
General and administrative	18.3	7.8
Research and development	31.9	12.6

Total operating expenses	63.4	26.4

Operating (loss) income	(27.5)	16.0
Other income (expense)	0.4	0.0

(Loss) income from operations before income taxes	(27.1)	16.0

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Net Revenues. Our revenues decreased 47% from $94.9 million in the first quarter of 2011 to $50.4 million in the first quarter of 2012 due primarily to a $41.0 million, or 46%, decrease in Flash-based product sales, which primarily is a result of the transition to our next generation products and increased competition in the enterprise market. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 42% from $69.4 million in the first quarter of 2011 to $40.3 million in the first quarter of 2012.

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

Gross Profit. Our gross profit was $18.1 million in the first quarter of 2012, compared to $40.3 million in the same period in 2011. Gross profit as a percentage of revenues was 35.9% in the first quarter of 2012, compared to 42.4% in the first quarter of 2011. The decrease in gross profit in absolute dollars and as a percentage of revenues was due primarily to an increase in fixed production overhead and labor costs as a percentage of total revenues and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 18% from $5.7 million in the first quarter of 2011 to $6.7 million in the first quarter of 2012. Sales and marketing expenses as a percentage of revenues increased from 6.0% in the first quarter of 2011 to 13.2% in the first quarter of 2012. The increase in sales and marketing expenses in absolute dollars was due primarily to a $1.0 million increase in payroll and payroll-related costs due to an increase in employee headcount. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the first quarter of 2012 compared to the first quarter of 2011.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 24% from $7.4 million in the first quarter of 2011 to $9.2 million in the first quarter of 2012. General and administrative expenses as a percentage of revenues increased from 7.8% in the first quarter of 2011 to 18.3% in the first quarter of 2012. The increase in general and administrative expenses in absolute dollars was due primarily to a $757,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation, a $675,000 increase in legal fees, and a $253,000 increase in employee bonuses. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the first quarter of 2012 compared to the first quarter of 2011.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 34% from $12.0 million in the first quarter of 2011 to $16.1 million in the first quarter of 2012. Research and development expenses as a percentage of revenues increased from 12.6% in the first quarter of 2011 to 31.9% in the first quarter of 2012. The increase in research and development expenses in absolute dollars was due primarily to a $2.4 million increase in payroll and payroll-related costs as a result of an increase in research and development employee headcount from 285 as of March 31, 2011 to 395 as of March 31, 2012, as the result of our expanding global research and development efforts and a $1.3 million increase in new product development expenses that were predominantly related to our Flash-based product line. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the first quarter of 2012 compared to the first quarter of 2011.

Other Income (expense). Other income was $231,000 in the first quarter of 2012 and was comprised of government grant income received from the Malaysian government authority for qualified expenses, interest earned on our cash and cash equivalents and cash received from settled income tax audits, partially offset by losses on foreign currency transactions. Other expense was $47,000 in the first quarter of 2011 and was comprised of losses on foreign currency transactions, partially offset by interest earned on our cash and cash equivalents.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $3.0 million in the first quarter of 2012 and a provision for income taxes of $1.0 million in the first quarter of 2011. Our effective tax rate was a 21.7% benefit in the first quarter of 2012 and a 6.6% provision in the first quarter of 2011. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, and the ratio of domestic and foreign earnings. The change in our effective tax rate for the three months ended March 31, 2012 from the same period in 2011 was due primarily to a shift in the quarterly revenue composition by jurisdiction whereby earnings outside of the U.S. are taxed at rates lower than the U.S. federal statutory rate. Our effective tax rate for the three months ended March 31, 2012 does not include federal research and development tax credits for which we benefited in 2011, since the research and development tax credit provisions expired December 31, 2011 and the federal government has not extended these tax credits to be effective for 2012. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday increased our benefit for income taxes by $960,000 for the first quarter of 2012 and decreased our provision for income taxes by $2.3 million in the first quarter of 2011. The benefit of the income tax holiday on earnings per share was $0.02 and $0.04 in the first quarter of 2012 and 2011, respectively.

In addition, ASC Topic 740, Income Taxes (“ASC 740”) requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment requires significant judgment and considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses and tax credit carryforwards, and tax planning alternatives.

Net (Loss) Income. Net loss was $10.7 million and net income was $14.1 million in the first quarter of 2012 and 2011, respectively. The quarterly decrease in net income was due primarily to a $22.2 million decrease in gross profit and a $6.9 million increase in operating expenses, partially offset by a $4.0 million decrease in the provision for income taxes.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended December 31, 2011

Net Revenues. Our revenues decreased 13% from $58.1 million in the fourth quarter of 2011 to $50.4 million in the first quarter of 2012 due primarily to a $5.9 million, or 11%, decrease in Flash-based product sales, which primarily is a result of the transition to our next generation products and increased competition in the enterprise market. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 12% from $45.9 million in the fourth quarter of 2011 to $40.3 million in the first quarter of 2012.

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

Gross Profit. Our gross profit was $18.1 million in the first quarter of 2012, compared to $23.9 million in the fourth quarter of 2011. Gross profit as a percentage of revenues was 35.9% in the first quarter of 2012, compared to 41.1% in the fourth quarter of 2011. The decrease in gross profit in absolute dollars and as a percentage of revenues was due primarily to an increase in fixed production overhead and labor costs as a percentage of total revenues and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees and expenses for trade shows. Sales and marketing expenses increased 8% from $6.2 million in the fourth quarter of 2011 to $6.7 million in the first quarter of 2012. Sales and marketing expenses as a percentage of revenues increased from 10.7% in the fourth quarter of 2011 to 13.2% in the first quarter of 2012. The increase in sales and marketing expenses in absolute dollars was due primarily to a $625,000 increase in payroll and payroll-related costs due to an increase in employee headcount. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the first quarter of 2012 compared to the fourth quarter of 2011.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 16% from $7.9 million in the fourth quarter of 2011 to $9.2 million in the first quarter of 2012. General and administrative expenses as a percentage of revenues increased from 13.6% in the fourth quarter of 2011 to 18.3% in the first quarter of 2012. The increase in general and administrative expenses in absolute dollars was due primarily to a $586,000 increase in accrued employee bonuses and a $250,000 increase in payroll and payroll-related costs due to an increase in employee headcount. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the first quarter of 2012 compared to the fourth quarter of 2011.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 6% from $15.1 million in the fourth quarter of 2011 to $16.1 million in the first quarter of 2012. Research and development expenses as a percentage of revenues increased from 26.1% in the fourth quarter of 2011 to 31.9% in the first quarter of 2012. The increase in research and development expenses in absolute dollars was due primarily to a $1.6 million increase in payroll and payroll-related costs as a result of an increase in research and development employee headcount from 384 as of December 31, 2011 to 395 as of March 31, 2012, as the result of our expanding global research and development efforts, partially offset by a $623,000 decrease in new product development expenses that were predominantly related to our Flash-based product line. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the first quarter of 2012 compared to the fourth quarter of 2011.

Other Income. Other income was $231,000 in the first quarter of 2012 and was comprised of government grant income received from the Malaysian government authority for qualified expenses, interest earned on our cash and cash equivalents and cash received from settled income tax audits, partially offset by losses on foreign currency transactions. Other income was $58,000 in the fourth quarter of 2011 and was comprised of interest earned on our cash and cash equivalents, partially offset by losses on foreign currency transactions.

Benefit for Income Taxes. Benefit for income taxes was $3.0 million for the first quarter of 2012 and $1.8 million for the fourth quarter of 2011. Our effective tax rate was a 21.7% benefit in the first quarter of 2012 and a 33.2% benefit in the fourth quarter of 2011. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items and the ratio of domestic and foreign earnings. The change in our effective tax rate for the three months ended March 31, 2012 from the three months ended December 31, 2011 was due primarily to a shift in the quarterly revenue composition by jurisdiction whereby earnings outside of the U.S. are taxed at rates lower than the U.S. federal statutory rate. The change was also due to federal research and development tax credits from which the Company received benefits in the fourth quarter of 2011 but did not receive benefits in the first quarter of 2012, since the research and development tax credit provisions expired December 31, 2011 and the federal government had not extended the tax credits to be effective for 2012 as of March 31, 2012. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday increased our benefit for income taxes by $960,000 and $389,000 for the first quarter of 2012 and fourth quarter of 2011, respectively. The benefit of the income tax holiday on earnings per share was $0.02 and $.01 in the first quarter of 2012 and fourth quarter of 2011, respectively.

In addition, ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. Each quarter we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. Our assessment requires significant judgment and considers, among other things, the nature, frequency and severity of our current and cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses and tax credit carryforwards, and tax planning alternatives.

Net Loss. Net loss was $10.7 million and $3.6 million in the first quarter of 2012 and fourth quarter of 2011, respectively. The quarterly increase in net loss was due primarily to a $5.8 million decrease in gross profit and a $2.7 million increase in operating expenses, partially offset by a $1.2 million increase in the benefit for income taxes.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of March 31, 2012, we had working capital of $249.9 million, including $205.7 million of cash and cash equivalents compared to working capital of $257.8 million, including $180.9 million of cash and cash equivalents as of December 31, 2011 and working capital of $292.5 million, including $190.8 million of cash and cash equivalents as of March 31, 2011. Current assets were 11.3 times current liabilities as of March 31, 2012, compared to 13.2 times current liabilities as of December 31, 2011, and 12.4 times current liabilities as of March 31, 2011.

As of March 31, 2012, of the $205.7 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $80.8 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations.

Operating Activities

Net cash provided by operating activities was $26.2 million in the first three months of 2012 and resulted primarily from a $21.2 million decrease in inventory, a $9.0 million decrease in account receivables, non-cash depreciation and amortization of $3.9 million, and $3.7 million of stock-based compensation expense, partially offset by net loss of $10.7 million. Inventory decreased due primarily to lower inventory purchases in 2012, compared to 2011. In 2010, we had increased purchases of raw materials under non-cancelable inventory purchase commitments in order to guarantee the availability of components for anticipated sales demand in 2010, 2011, and 2012. Accounts receivable, net of reserves, decreased due primarily to a decrease in revenues in the first quarter of 2012, compared to the fourth quarter of 2011. During the first three months of 2012, we recorded approximately $3.4 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage, and our insurance carriers paid $1.5 million of claims for legal fees incurred by us. We have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers, subject to their reservation of rights.

Investing Activities

Net cash used in investing activities was $1.8 million in the first three months of 2012 resulting from purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities and tenant improvements made to our facility in the U.S.

As of March 31, 2012, we have made capital expenditures of approximately $45 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in property, plant, and equipment will be approximately $41 million over the next five years ending March 31, 2017. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash provided by financing activities was $522,000 in the first three months of 2012 as a result of proceeds realized from the exercise of employee stock options.

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

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of March 31, 2012, there was approximately $205,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis.

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

Set forth in the table below is our estimate of our significant contractual obligations as of March 31, 2012 (in thousands).

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$7,743	$7,743	$—	$—	$—
Operating lease obligations	6,217	1,586	2,470	1,933	228
Other non-cancelable purchase commitments	903	903	—	—	—
Non-cancelable capital equipment purchase commitments	620	620	—	—	—

Total	$15,483	$10,852	$2,470	$1,933	$228

Inflation

Inflation was not a material factor in either revenue or operating expenses in the first three months of 2012 and 2011.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2012, our cash and cash equivalents were $205.7 million invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of March 31, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of March 31, 2012, there was approximately $205,000 of banker’s guarantees drawn against the Short-term Facility.

Foreign Currency Exchange Rate Risk

More than 95% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our integrated circuit (“IC”) components in U.S. dollars from local distributors of Japanese, Korean and Taiwanese suppliers and thus, fluctuations in the currencies of those countries could have an adverse impact on the cost of our raw materials and results of operations. To date, we have not entered into any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of March 31, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the first quarter of 2012 and 2011, sales to our ten largest customers accounted for an aggregate of 84.6% and 92.4%, respectively, of our total revenues. In 2011, our largest customer was EMC Corporation (“EMC”), which accounted for 26.3% of our total revenues.

The major industries in which we participate are dominated by a limited number of OEM companies. In addition, the industries in which many of our customers compete have experienced, and may continue to experience, consolidation which may result in increased customer concentration and/or the loss of customers. The composition of our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. Our customers’ demand for our products can vary considerably from quarter to quarter, and it is difficult to forecast our customers’ demand beyond the immediate future, as purchases in one period may not be indicative of purchases in future periods. We expect that sales of our products to a limited number of customers will continue to comprise a substantial portion of our revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations. For example, the results of our operations during the first half of 2010 were negatively impacted due to an inventory carryover by EMC. If we are unable to secure significant purchase orders from EMC or our other large customers in the future, our financial results may be negatively impacted.

We may not be able to maintain or improve our competitive position because of the intense competition in the memory and storage industry.

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba, and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. The recently closed mergers between Hitachi GST and Western Digital and between Samsung’s HDD business and Seagate could exacerbate the degree of competition we face.

Our larger, more heavily resourced competitors may be in a better position than us to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

Some of our competitors earn a significant portion of their revenue from business units outside the storage industry. Because they do not depend solely on sales of storage products to achieve profitability, they may sell storage devices at lower prices and operate their storage business unit at a loss over an extended period of time while choosing to offset these losses with profits from other business units. In addition, some of our customers have integrated and may continue to integrate lower cost, lower performance Serial Advanced Technology Attachment (“SATA”) drives with a SAS or FC connectivity bridge instead of our native SAS and Fibre Channel ZeusIOPS® products, thereby offering a lower cost alternative to our products and negatively affecting the sales of our products to those customers. Furthermore, competitive SAS and/or FC based SSDs have already been qualified at certain of our customers, which has lead to a reduction in orders of our ZeusIOPS® SSDs. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

As described in detail in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, a purported class action is pending in the United States District Court for the Central District of California, alleging, among other things, that our company and certain of our officers and directors violated the federal securities laws by issuing materially false and misleading statements. A similar purported class action is pending in the Superior Court for the County of Orange, California against our company, certain of our officers and directors, and four of our underwriters, based on allegations substantially similar to the purported federal class action. In addition, purported shareholder derivative actions are pending in the Superior Court for the County of Orange, California and the United States District Court for the Central District of California against certain of our officers and directors based on allegations substantially similar to those set forth in the purported class action. Finally, a shareholder has filed a petition for writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would require our company to allow the shareholder to inspect certain books and records and to pay his costs, expenses, and attorney’s fees. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover, or provide adequate coverage given policy limits, the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. Securities and Exchange Commission formal investigation could require significant management time and attention and result in significant legal expenses. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the United States Securities and Exchange Commission (“SEC”) is conducting a formal investigation involving trading in our securities. We are fully cooperating with the SEC in regards to this investigation. On July 19, 2011, we received a “Wells Notice” from the SEC stating that the Staff of the SEC (the “Staff”) is considering recommending that the Commission institute a civil injunctive action against our company, CEO and President for violations of the antifraud and reporting provisions of the federal securities laws. Under a process established by the SEC, we, in addition to our CEO and President, have the opportunity to submit to the Staff any reasons of law, policy or fact why we and the two company officers believe that the civil action should not be brought (a “Wells Submission”) before the Staff makes its formal recommendation to the SEC regarding what action, if any, should be brought. On August 29, 2011, our Company, CEO and President submitted a Wells Submission to the SEC. On January 4 and March 16, 2012, our company, CEO, and President submitted supplemental Wells Submissions to the SEC. We, including our CEO and President, continue to cooperate with the SEC to attempt to resolve the Staff’s concerns, but there can be no assurance that the SEC will decide not to bring an action against us or that the investigation will be concluded favorably. Regardless of the merits, the expense of defending such claims may have a substantial impact if our insurance carriers fail to cover, or provide adequate coverage given policy limits, the cost of the defense, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome of this investigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As we carry only limited insurance coverage, any incurred liability resulting from inadequately covered claims could adversely affect our financial condition, results of operations, and cash flows.

Our insurance policies may not be adequate to fully offset losses from covered claims, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. However, if our insurance coverage is inadequate to protect us against unforeseen catastrophic losses or unpredictable liabilities, any uncovered losses or claims could adversely affect our financial condition, results of operations, and cash flows.

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

The operation of our business is dependent on effective and secure information systems.

In the ordinary course of our business, we collect and store electronically sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and employee data. The secure maintenance, use and transmission of this information is critical to our operations. Despite our security measures, our information technology systems and infrastructure may be vulnerable to cyber-security attacks by hackers or breached due to employee error, malfeasance or other disruptions. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach could compromise our information technology systems and networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations (including supply chain) and the services we provide to customers, and damage our reputation, which could adversely affect our financial condition and results of operations.

The market for enterprise Flash-based SSD products is still in its early stages, rapidly evolving, and becoming increasingly competitive, which makes it difficult to forecast customer and end-user demand, for our products.

The enterprise Flash-based SSD market is still in its early stages, rapidly evolving, and becoming increasingly competitive. As a result, we may encounter risks and uncertainties related to our business and future prospects. It is difficult to predict, with any precision, customer and end-user demand for our products or the future growth rate and size of this market. Our ability to predict future sales is further limited because our SSDs are currently offered as options in our customers’ systems. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility may continue to be limited.

Our dependence on a small number of component suppliers, including integrated circuit device suppliers, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In the first three months of 2012, Hynix, Samsung, and Toshiba supplied substantially all of the IC devices used in our Flash-based products while Samsung and Micron supplied substantially all of the DRAM IC devices used in our DRAM products.

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

In addition to Flash and DRAM ICs, a number of other components that we use in our products are available from only a single or limited number of suppliers. Furthermore, our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of components for some of our products, and our business could be harmed if these suppliers experience shortages or delays of these rare earth materials. In addition, in the development of application-specific ICs (“ASICs”), we also depend on certain foundry subcontractors to manufacture these ASICs as well as on certain third-party subcontractors to assemble, obtain packaging materials for, and test these ASICs. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including:

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our business strategy. The successful implementation of our business model and business strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer and Chairman of the Board of Directors, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer, Secretary and a Director, and Raymond D. Cook, our Chief Financial Officer. Our ability to offer competitive equity packages to new and existing employees is important to our continued growth and success and to hiring and retaining key employees. If our shareholders do not approve an increase to the share reserve under our 2010 Incentive Award Plan at our 2012 annual meeting, our ability to continue to offer competitive equity packages will be negatively impacted. Furthermore, we may need to instead offer material cash-based incentives to compete for talent, which may not be competitive enough and would have a negative impact on our financial condition, results of operations and cash flows. The inability to hire and retain key employees, the loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would have an adverse effect on the execution of our business strategy.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 61.4% and 67.2%, of our total revenues for the first quarter of 2012 and 2011, respectively. In the first quarter of 2012, 40.5% of our revenues were derived from billings to customers in Singapore. In the first quarter of 2011, 46.4% and 10.6% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. In the first quarter of 2012 and 2011, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of March 31, 2012, we owned 38 patents and 69 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements it is possible that our efforts to protect our intellectual property rights may not:

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

In addition, we evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses and tax credit carryforwards, and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception. As of March 31, 2012, Manouch and Mark Moshayedi beneficially owned approximately 18% of our outstanding common stock. As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC.,
a California corporation

Date: May 8, 2012	/S/ RAYMOND D. COOK
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