Form 10-Q
period 2012-06-30
STEC, INC.
filed 2012-08-07
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 24, 2012 was 46,590,690.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2012

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$207,171	$180,853
Accounts receivable, net of allowances of $3,173 at June 30, 2012 and $3,010 at December 31, 2011	19,364	30,475
Inventories	34,613	58,629
Insurance Claim Receivable	21,217	1,583
Other current assets	6,399	7,384

Total current assets	288,764	278,924

Leasehold interest in land	2,527	2,549
Property, plant and equipment, net	33,172	34,287
Goodwill	1,682	1,682
Long-term intangible assets	5,302	6,185
Deferred income taxes, net	—	12,137
Other long-term assets	814	818

Total assets	$332,261	$336,582

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$19,109	$6,837
Accrued and other liabilities	48,406	14,309

Total current liabilities	67,515	21,146

Other long-term payables	4,173	5,083

Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 46,587 shares issued and outstanding as of June 30, 2012 and 46,110 shares issued and outstanding as of December 31, 2011	47	46
Additional paid-in capital	142,716	132,211
Retained earnings	117,810	178,096

Total shareholders’ equity	260,573	310,353

Total liabilities and shareholders’ equity	$332,261	$336,582

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$40,705	$82,451	$91,120	$177,395
Cost of revenues	25,816	45,604	58,139	100,275

Gross profit	14,889	36,847	32,981	77,120

Sales and marketing	6,880	6,053	13,536	11,719
General and administrative	13,315	7,905	22,529	15,314
Research and development	17,471	12,987	33,574	24,987

Total operating expenses	37,666	26,945	69,639	52,020

Operating (loss) income	(22,777)	9,902	(36,658)	25,100
Other (expense) income	(14,342)	90	(14,111)	43

(Loss) income from operations before income taxes	(37,119)	9,992	(50,769)	25,143
Provision for income taxes	12,478	298	9,517	1,301

Net (loss) income	(49,597)	9,694	(60,286)	23,842
Other comprehensive gain (loss)	—	—	—	—

Comprehensive (loss) income	$(49,597)	$9,694	$(60,286)	$23,842

Net (loss) income per share:
Basic	$(1.07)	$0.19	$(1.30)	$0.46

Diluted	$(1.07)	$0.18	$(1.30)	$0.45

Shares used in per share computation:
Basic	46,340	51,495	46,240	51,361

Diluted	46,340	52,652	46,240	52,672

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net (loss) income	$(60,286)	$23,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,655	6,207
Loss on sale of property, plant and equipment	5	22
Impairment loss	360	—
Settlement charge	15,000	—
Accounts receivable provisions	168	293
Deferred income taxes	10,586	(4,362)
Stock-based compensation expense	7,835	6,010
Excess tax benefits from share-based payment arrangements	(907)	(1,734)
Change in operating assets and liabilities:
Accounts receivable	10,943	1,955
Inventories	24,016	8,791
Leasehold interest in land	22	23
Other assets	160	975
Accounts payable	10,144	(1,040)
Income taxes	657	5,360
Accrued and other liabilities	3,851	(2,378)

Net cash provided by operating activities	30,209	43,964

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,562)	(5,425)
Other	—	(249)

Net cash used in investing activities	(6,562)	(5,674)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,071	2,834
Excess tax benefits from share-based payment arrangements	907	1,734
Taxes paid related to net-share settlement of equity awards	(307)	(23)

Net cash provided by financing activities	2,671	4,545

Net increase in cash	26,318	42,835
Cash and cash equivalents at beginning of period	180,853	170,457

Cash and cash equivalents at end of period	$207,171	$213,292

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$—	$1,579

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company as of June 30, 2012, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and the consolidated results of cash flows for the six months ended June 30, 2012 and 2011 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The December 31, 2011 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debts, inventory reserves, asset impairments, tax valuation allowances, contingency reserves, and other reserves), disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. Actual results could differ significantly from those estimates.

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	26%	30%	18%	28%
Customer B	21%	*	17%	*
Customer C	20%	16%	24%	18%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	51%	28%	44%	31%
Singapore	22%	39%	32%	43%
Czech Republic	11%	20%	*	15%
Other	16%	13%	24%	11%

Total	100%	100.0%	100%	100.0%

*	Less than 10%

No other single foreign country accounted for more than 10% of revenues during the three or six months ended June 30, 2012 and 2011.

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

As of June 30, 2012 and December 31, 2011, cash equivalents consisted of money market funds. The Company determined the fair value of its cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$136,551	$110,303
Money market funds	70,620	70,550

Total cash and cash equivalents	$207,171	$180,853

Note 4 — Income Taxes

The Company recorded a provision for income taxes of $9.5 million and $1.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The Company’s effective tax rates were 18.7% and 5.2% for the six months ended June 30, 2012 and June 30, 2011, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2012 resulted primarily from the establishment of a full non-cash valuation allowance of $25.8 million against all of the Company’s net U.S. deferred tax assets during the three months ended June 30, 2012. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2011 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate. The Company’s effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of the Company’s tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in the effective tax rate for the six months ended June 30, 2012 from the same period in 2011 was due primarily to the establishment of a full non-cash valuation allowance of $25.8 million against all of the Company’s net U.S. deferred tax assets during the three months ended June 30, 2012.

ASC Topic 740, Income Taxes (“ASC 740”) requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. Each quarter, the Company exercises significant judgment when assessing its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified.

In accordance with ASC 740, the Company considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of the Company’s future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of the Company’s analysis and based on the criteria outlined in ASC 740, the Company has established a full non-cash valuation allowance during the three months ended June 30, 2012 on the Company’s net U.S. deferred tax assets of $25.8 million, which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011 and $15.2 million of deferred tax benefits related to U.S. operating losses incurred during the six months ended June 30, 2012, net of accumulated net operating losses eligible for carryback. The establishment of a full non-cash valuation allowance on the Company’s U.S. deferred tax assets does not have any impact on its cash, nor does such an allowance preclude the Company from using its tax losses, tax credits or other deferred tax assets in future periods. To the extent that the Company is able to generate taxable income in the future to utilize its deferred tax assets, it will be able to reduce its effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by the Company in the near term would be offset by an increase to its non-cash valuation allowance.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the Company’s 2006-2008 California income tax returns and certain carryovers from 2001-2005 were selected by the California Franchise Tax Board (“FTB”) for examination. The examination was concluded in the first quarter of 2012. No additional income tax provision was recorded as a result of the FTB examination. The Company is not under examination by the Internal Revenue Service (“IRS”) or in any of its international jurisdictions at this time.

Income from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Taiwan	$168	$145	$346	$325
United Kingdom	71	160	196	231
China	42	39	84	73
Germany	6	18	27	39
Austria	4	17	23	36
Japan	3	272	162	672
Italy	2	37	43	77
India	(25)	35	71	35

Total	$271	$723	$952	$1,488

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 30, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

As of June 30, 2012 and 2011, the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $87 million and $92 million, respectively, of undistributed earnings from its foreign subsidiaries because the Company’s intent is to reinvest such earnings outside of the U.S. for the foreseeable future. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

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

The impact of the Malaysia income tax holiday on the Company’s provision for income taxes and earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Decrease in provision for income taxes	$1,140	$1,900	$2,100	$4,200
Benefit of income tax holiday on earnings per share	$0.03	$0.04	$0.05	$0.08

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Net Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator: Net (loss) income	$(49,597)	$9,694	$(60,286)	$23,842

Denominator for net (loss) income per share (basic)	46,340	51,495	46,240	51,361
Effect of dilutive securities:
Stock awards	—	1,157	—	1,311

Denominator for net (loss) income per share (diluted)	46,340	52,652	46,240	52,672

Net (loss) income per share:
Basic	$(1.07)	$0.19	$(1.30)	$0.46

Diluted	$(1.07)	$0.18	$(1.30)	$0.45

Anti-dilutive shares excluded from net (loss) income per share calculation	6,807	2,336	6,682	1,859

Note 6 — Supplemental Balance Sheet Information

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$22,490	$42,926
Work-in-progress	2,594	845
Finished goods	9,529	14,858

Total	$34,613	$58,629

Long-term intangible assets consisted of the following (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,139	$206	$1,345	$1,111	$234
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,931	206	2,137	1,903	234
Technology licenses	8,157	3,061	5,096	8,517	2,566	5,951

Total	$10,294	$4,992	$5,302	$10,654	$4,469	$6,185

The Company recorded amortization expense of $242,000 and $304,000 for the three months ended June 30, 2012 and 2011, respectively, $523,000 and $557,000 for the six months ended June 30, 2012 and 2011, respectively. During the second quarter of 2012 the Company recorded an impairment charge of $360,000 to adjust the carrying value of certain technology licenses that were determined to have no future value to the Company. Long-term intangible assets are amortized on a straight-line basis over a period of three to five years. Estimated long-term intangible asset amortization expense for the remainder of the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is $713,000, $1.8 million, $1.7 million, $851,000 and $249,000, respectively. Amortization is estimated to be completed as of the end of 2016.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued Settlement	$35,000	$—
Payroll costs	8,363	8,548
Other	3,494	3,265
Accrued legal	1,549	940
Deferred tax liability	—	1,556

Total	$48,406	$14,309

Note 7 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven purported class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed Lead Plaintiffs. The Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, the new Lead Plaintiff filed a second amended complaint, purportedly on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and claims against several of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed motions to dismiss and on June 17, 2011, the Court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. The defendants answered the second amended complaint on July 15, 2011. On November 21, 2011, Lead Plaintiff filed a motion for class certification and appointment of class counsel. On January 12, 2012, the plaintiff in the purported class action lawsuit pending in the Superior Court of Orange County, California filed a motion for leave to intervene. The defendants opposed both of these motions. On March 7, 2012, the Court denied both motions without prejudice and stayed the action, other than discovery, to allow Lead Plaintiff to cure the issue that resulted in the order denying its motion for class certification. On March 23, 2012, Lead Plaintiff sought permission from the United States Court of Appeals for the Ninth Circuit to appeal from the order denying without prejudice its motion for class certification. The defendants opposed this request, which the Ninth Circuit denied on June 14, 2012. On June 19, 2012, the Court entered an order granting Lead Plaintiff’s motion and certifying a class consisting of all persons and entities that, between June 16, 2009 and February 23, 2010, inclusive, purchased or otherwise acquired the publicly traded common stock of STEC, Inc., and were damaged thereby. The defendants subsequently sought permission from the United States Court of Appeals for the Ninth Circuit to appeal from the class certification order, and that request remains pending.

On July 30, 2012, the parties to the federal class action attended a mediation to explore a potential settlement. During the July 30 mediation, the parties considered a settlement that would create a fund for the benefit of the settlement class, with no admission or concession of wrongdoing by the Company or any other defendants, in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action, including claims under both the Exchange Act and the Securities Act. Negotiations are ongoing, and in the event that the parties are able to reach an agreement in principle, the settlement would be subject to final documentation of the agreement, the execution of a stipulation of settlement, as well as preliminary and final approval by the Court. Given the above noted settlement activity, the Company has revised its assessment of this loss contingency and estimates the range of probable loss for the federal class action to be between $34 million and $36 million. The Company has recorded a $35 million loss accrual in current accrued and other liabilities, which represents the Company’s best estimate of the probable loss and is the mid-point of the estimated settlement range. The Company has also recorded a receivable of $20 million related to insurance claims receivable based on the estimated amount of probable insurance contribution from the Company’s directors and officers insurance carriers for the settlement. The Company has recorded the estimated settlement loss and related estimated insurance recoveries in other (expense) income in the accompanying statement of operations resulting in a net charge of $15 million for the quarter ended June 30, 2012. Upon final settlement, the actual loss incurred may vary from the loss recorded at June 30, 2012 and may be subject to future adjustment.

In addition to the estimated settlement amounts noted above, the Company has also incurred $4.4 million in legal expenses during the quarter ended June 30, 2012 related to these legal matters, which are included in general and administrative expenses in the accompanying statement of operations.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2011, a purported class action complaint was filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. The complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act, and further alleges claims against several of the Company’s senior officers and directors for violations of Section 15 of the Securities Act. The complaint, which arises out of the same underlying factual allegations as the federal court class action discussed above, seeks compensatory damages and rescission or a rescissory measure of damages where applicable, reasonable costs and expenses, including counsel fees and expert fees, and other relief the Court may deem just and proper. On August 4, 2011, the defendants removed the action to the United States District Court for the Central District of California. The plaintiffs moved to remand and on October 7, 2011, the Court entered an order remanding the case back to the Superior Court of Orange County, California. On November 16, 2011, the defendants moved to stay the case pending the resolution of the purported class action lawsuit pending in federal court. On November 16, 2011, the defendants also filed a general demurrer to the complaint. On February 17, 2012, the Court granted the defendants’ motion to stay and declined to rule on the defendants’ general demurrer. No amounts have been recorded in the consolidated financial statements for this matter. The Company believes that the contemplated settlement of the federal class action, as described above, would result in a release of the class claims asserted in this Superior Court action.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and stayed until further order by the Court. Despite the stay, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. The plaintiffs moved to lift the stay and on September 9, 2011, the Court denied the plaintiffs’ motion. Additionally, two shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010, and stayed by order of the Court until a ruling was made on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit. After the Court issued its ruling on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit, the defendants moved to stay the federal shareholder derivative case. On January 11, 2012, the Court granted the defendants’ motion, staying the federal shareholder derivative case pending the resolution of the federal securities class action. The consolidated complaints in both the state and federal shareholder derivative actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. No amounts have been recorded in the consolidated financial statements for these matters. In connection with the July 30, 2012 mediation conference, the Company has started settlement discussions with the shareholder derivative action plaintiffs and the Company believes that the settlement of these proceedings will be within the scope of the possible class action settlement.

Shareholder Demand

From January 5, 2010 through August 2, 2010, the Company received letters from counsel for four purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of its senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct alleged deficiencies in its internal controls. The demand letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the purported named shareholders will commence derivative actions. In evaluating the demand letters, the independent members of the Company’s board of directors conducted a review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letters, the independent members of the Company’s board of directors unanimously determined that it would not be in the Company’s best interests to pursue the claims alleged in the demand letters against any of the individuals mentioned therein. This determination was formally communicated to counsel for the four purported shareholders on December 17, 2010. Counsel for two of the purported shareholders responded by letter dated July 13, 2011, further demanding that the Company take action to remedy alleged breaches of fiduciary duties by several of its senior officers and directors. In evaluating the July 13, 2011 demand letter, the independent members of the Company’s board of directors conducted a further review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the claims made in the demand letter, the independent members of the Company’s board of directors unanimously determined that it would not be necessary to retain separate independent counsel and that it would not be in the Company’s best interests to pursue the claims alleged in the demand letter against any of the individuals mentioned therein. This determination was formally communicated to counsel for the two purported shareholders on December 7, 2011. On February 8, 2012, the Company’s board of directors received a further demand from counsel for one of the purported shareholders requesting the opportunity to inspect certain books and records to determine whether the Company’s board of directors conducted a reasonable investigation and acted in good faith in refusing the shareholder’s prior demands. The shareholder was offered the opportunity to inspect certain of the books and records he requested. On March 9, 2012, the shareholder filed a petition for writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would allow him to inspect all of the books and records he requested. In addition, the shareholder seeks his costs, expenses, and reasonable attorney’s fees. The Company intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine a likely outcome or to predict a range of reasonably possible losses in the event of an unfavorable outcome.

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

Other Legal Proceedings

During 2009, the United States Securities and Exchange Commission (“SEC”) commenced a formal investigation involving trading in the Company’s securities. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) was considering recommending that the SEC initiate a civil injunctive action against the Company, its CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against our CEO, Manouch Moshayedi. At the same time, as disclosed in the Company’s Current Report on Form 8-K dated July 20, 2012, the SEC also notified the Company that it would not bring an enforcement action against the Company or any of its other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Mr. Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Mr. Moshayedi has informed the Company that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action. The Company continues to believe that the allegations against Mr. Moshayedi are without merit.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company has entered into indemnification agreements with its directors and certain of its officers pursuant to which the Company, subject to certain exceptions, has agreed to indemnify each such director and officer against certain payments and expenses, including attorneys’ fees, judgments, fines and settlements, as the result of a claim brought against such individual acting on behalf of the Company. Accordingly, the Company maintains director and officer insurance to limit its monetary exposure in these circumstances. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification obligations is unlimited.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification agreements and no liabilities therefore have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments the Company could be required to make under certain of these indemnification obligations is unlimited.

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

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the Company’s board of directors on March 26, 2010, and was approved by its shareholders on May 27, 2010. The 2010 Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. On May 19, 2011, the Company’s shareholders approved an amendment to the 2010 Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares to 6,600,000 shares. On May 17, 2012, the Company’s shareholders approved a second amendment to the 2010 Plan to increase the number of shares reserved for issuance thereunder by 2,500,000 shares to 9,100,000 shares. The other terms and conditions of the 2010 Plan were not changed. Under the 2010 Plan, eligible individuals may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. Other types of equity awards that may be granted under the 2010 Plan include performance awards, dividend equivalents, deferred stock units, stock payments, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company’s board of directors, its compensation committee or its equity awards committee determines the eligibility and vesting schedules for awards granted under the 2010 Plan. Options expire within a period of not more than ten years from the date of grant. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting.

As of June 30, 2012, there were 3,009,102 shares of common stock that remained available for grant under the 2010 Plan. Stock options and restricted stock units generally vest 25% on each anniversary of the grant date for a period of four years. The 2010 Plan expires on March 26, 2020.

During the six months ended June 30, 2012, options for the purchase of 769,500 shares at a weighted-average option price of $7.90 per share, with annual vesting of 25%, were awarded pursuant to the 2010 Plan. The contractual lives of 2012 awards are consistent with those of prior years. The per share fair values of the options granted in the six months ended June 30, 2012 and 2011 were estimated with the following weighted average assumptions:

	Six Months Ended June 30,
	2012	2011
Expected term (years)	5.8	5.8
Risk-free interest rate	1.0%	2.2%
Volatility	71.0%	67.0%
Dividend rate	0.0%	0.0%

The weighted average per share grant date fair value of options granted in the first six months of 2012 was $4.89.

During the six months ended June 30, 2012, the Company issued 252,100 restricted stock units with a grant fair value per share determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests. The weighted average per share grant date fair value of restricted stock units granted in the first six months of 2012 was $7.48.

Restricted stock units that vested during the six months ended June 30, 2012 had a fair value of $1.2 million as of the vesting date. Of the 157,089 restricted stock units that vested during the six months ended June 30, 2012, 84,723 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable income and other employment taxes. The number and value of the shares withheld were 33,699 shares and $307,000, respectively, during the six months ended June 30, 2012. The value of the total shares was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the tax authorities were $307,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Options to purchase 6,027,000 and 4,722,000 shares of common stock were outstanding as of June 30, 2012 and 2011, respectively. In addition, 1,569,000 and 1,053,000 restricted stock units payable in shares of common stock were outstanding as of June 30, 2012 and 2011, respectively.

As of June 30, 2012, total unrecognized compensation expense related to unvested option-based compensation arrangements already granted under the 2000 Plan and the 2010 Plan was approximately $22.4 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

As of June 30, 2012, total unrecognized compensation expense related to unvested restricted stock units already granted under the 2000 Plan and the 2010 Plan was approximately $15.8 million, which the Company expects to recognize over a weighted average period of 2.9 years.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$244	$138	$465	$237
Sales and marketing	665	543	1,292	1,012
General and administrative	1,594	1,212	2,961	2,211
Research and development	1,670	1,346	3,116	2,550

Total stock-based compensation expense	$4,174	$3,239	$7,835	$6,010

During the six months ended June 30, 2012, the company received $2.1 million in cash proceeds for the exercise of 354,000 options.

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

Note 9 — Related Party Transactions

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain engineering, administrative and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mark Moshayedi and Mike Moshayedi each of whom is a founder of the Company. Manouch Moshayedi and Mark Moshayedi are also executive officers, directors and major shareholders of the Company as of June 30, 2012.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $21,000 per month and $20,000 per month during the six months ended June 30, 2012 and 2011, respectively. An operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $36,000 per month and $35,000 per month during the six months ended June 30, 2012 and 2011, respectively. Beginning August 1, 2009, the monthly base rents were adjusted based on the change in the Consumer Price Index. For the remainder of the leases, base rents shall be adjusted every two years based on the change in the Consumer Price Index.

Rent expense for these two facilities amounted to approximately $342,000 and $332,000 for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and 2011, there was no outstanding facility rent owed to MDC.

Note 10 — Credit Facility

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of June 30, 2012, there was approximately $205,000 of banker’s guarantees outstanding under the Short-term facility and STEC Malaysia was in compliance with all required covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as-needed basis.

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

Overview

STEC, Inc. (collectively with our subsidiaries, is referred to in this Report as “STEC”, “we”, “our” and “us”) is a leading global provider of enterprise-class SSDs that are designed specifically for systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We sell our SSDs to global enterprise hardware original equipment manufacturers (“OEMs”), which incorporate them into products used in a variety of industries including cloud computing, defense, e-commerce, financial services, government, healthcare, transportation, virtualization and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density dynamic random access memory (“DRAM”) modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in research and development and complementary new technologies that will help us solve our customers’ most complex storage and server problems. This means developing solutions that will ultimately help our customers to accelerate applications, retrieve data faster and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia, and a research design center in Pune, India.

We market our products to OEMs, OEM distributors, value added resellers and enterprise end user customers, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized high-performance, high-endurance, SSDs, including our ZeusIOPS® and MACH product families;

•	Expanding our product portfolio to include software offerings that strategically utilize our solid-state storage technology;

•	Adding PCIe based SSD products inside the server to enable the use of Flash storage closer to the system CPU and memory; and

•	Exploring new market opportunities that leverage our core SSD expertise.

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

Recent Developments

For a discussion of recent developments related to the previously disclosed investigation by the Securities and Exchange Commission of STEC and certain of its executive officers, please see Part II, Item 1, “Legal Proceedings,” and Note 7—“Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Results Volatility

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons. The majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues are concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products, may negatively impact our revenues on a quarterly basis. In addition, the introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Moreover, substantially all of our sales are transacted through individual customer purchase orders as opposed to long-term contractual commitments. Each customer purchase order is unique and stands on its own and there is no assurance that we will be able to obtain additional purchase orders under the same terms and dollar commitment levels with these customers in future quarters. As a result, it is difficult to forecast our customers’ demand as purchases in one period may not be indicative of purchases in future periods. Also, the enterprise SSD market is still in its early stages, rapidly evolving and becoming increasingly competitive. Many of these competitors are large, conglomerate businesses with considerable resources. We are facing competition from SSD suppliers with lower-cost drives. Despite the performance and latency advantages of our ZeusIOPS® drives, these lower cost alternatives have been gaining traction, which has resulted in a decrease of our market share at certain customers. Furthermore, competitive Serial Attached Small Computer Interface System (“SAS”) and/or Fibre Channel (“FC”) based SSDs have been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. In order to differentiate ourselves and our products in the market, we are going to continue to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server problems. Until we further diversify our customer base and product offerings, we believe that these factors will continue to impact quarterly operating results volatility and our business for the foreseeable future. A significant reduction in our market share as a result of SSD competition could have a material adverse effect on our business and results of operations.

Flash-based Products and Technologies

Flash-based product revenues were $39.7 million and $79.2 million in the second quarter of 2012 and 2011, respectively. The decrease in Flash-based product revenues in the second quarter of 2012 compared to the same period in 2011 was due primarily to a $37.5 million decrease in Flash-based product sales to three customers. Sales of Flash-based products represented 97% and 96% of our total revenues in the second quarter of 2012 and 2011, respectively.

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

A major area of our overall research and development investment has been applied to developing and advancing our SSD technologies. We believe the advantages of SSDs are currently being defined in several distinct markets including: a) enterprise-storage applications, b) enterprise-server applications, c) data center and cloud computing environments and d) government and defense applications. We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions.

In April 2011, we acquired certain assets of Knowledge Quest Infotech Private Limited (“KQI”), a software development company based in Pune, India. The portfolio of acquired assets includes KQI’s intellectual property rights. In addition, we hired approximately 30 key employees of KQI to augment our existing software development team. The KQI asset acquisition was not material to our historical consolidated financial position, results of operations or cash flows. This acquisition provides us with additional system design, storage software and virtualization expertise that will be helpful in our efforts to optimize the performance of our products in evolving storage architectures. We expect to continue to make strategic investments to enhance and expand our product and intellectual property portfolio.

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

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $1.1 million and $3.0 million in revenues from the sale of DRAM products during the second quarter of 2012 and 2011, respectively. Sales of DRAM products represented 3% and 4% of our total revenues in the second quarter of 2012 and 2011, respectively. The quarterly decrease in sales of DRAM products was due primarily to a $1.7 million decrease in DRAM product sales to four customers. Since our revenue growth initiatives are focused on sales of our SSDs, we expect this variability will continue in the future.

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, the Malaysian government provided us with a fifteen-year income tax holiday and certain grants that are subject to meeting certain conditions. This income tax holiday was originally effective through September 30, 2022. In May 2011, we received an additional incentive package from the Malaysian government as part of our plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 30, 2027 of the original income tax holiday term and additional grants. The impact of the Malaysia income tax holiday decreased the provision for income taxes by $1.1 million or $0.03 per share during the second quarter of 2012 and decreased the provision for income taxes by $1.9 million or $0.04 per share in the second quarter of 2011.

Customers

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 85.3% of our revenues during the second quarter of 2012, compared to 89.3% of our revenues during the second quarter of 2011. See Note 2, Sales Concentration, to our unaudited consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the three and six months ended June 30, 2012 and 2011, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

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

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	51%	28%	44%	31%
Singapore	22%	39%	32%	43%
Czech Republic	11%	20%	*	15%
Other	16%	13%	24%	11%

Total	100%	100.0%	100%	100.0%

*	Less than 10%

Sales billed to customers in the United States as a percentage of total sales increased in the second quarter of 2012 compared to the second quarter of 2011 and increased in the first six months of 2012 compared to the first six months of 2011 due primarily to a decrease in product sales made to international customers, partially offset by a decrease in product sales to a single customer in the United States. Sales billed to customers in Singapore decreased in the second quarter of 2012 compared to the second quarter of 2011 and decreased in the first six months of 2012 compared to the first six months of 2011 due primarily to a decrease in product sales to two customers. Sales billed to customers in the Czech Republic decreased in the second quarter of 2012 compared to the second quarter of 2011 and decreased in the first six months of 2012 compared to the first six months of 2011 due primarily to a decrease in product sales to a single customer.

No other single foreign country accounted for more than 10% of revenues during the three and six months ended June 30, 2012 and 2011.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.4	55.3	63.8	56.5

Gross profit	36.6	44.7	36.2	43.5

Operating expenses:
Sales and marketing	16.9	7.3	14.9	6.6
General and administrative	32.7	9.6	24.7	8.6
Research and development	42.9	15.8	36.8	14.1

Total operating expenses	92.5	32.7	76.4	29.3

Operating (loss) income	(55.9)	12.0	(40.2)	14.2
Other (expense) income	(35.3)	0.1	(15.5)	0.0

(Loss) income from operations before income taxes	(91.2)%	12.1%	(55.7)%	14.2%

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Net Revenues. Our revenues decreased 51% from $82.5 million in the second quarter of 2011 to $40.7 million in the second quarter of 2012 due primarily to a $39.5 million, or 50%, decrease in Flash-based product sales, which primarily is a result of a slower than anticipated transition to our next generation products and increased competition in the enterprise market that has decreased our market share with certain customers. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 48% from $62.1 million in the second quarter of 2011 to $32.2 million in the second quarter of 2012.

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

Gross Profit. Our gross profit was $14.9 million in the second quarter of 2012, compared to $36.8 million in the same period in 2011. Gross profit as a percentage of revenues was 36.6% in the second quarter of 2012, compared to 44.7% in the second quarter of 2011. The decrease in gross profit in absolute dollars and as a percentage of revenues was due primarily to an increase in fixed production overhead and labor costs as a percentage of total revenues and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees. Sales and marketing expenses increased 13% from $6.1 million in the second quarter of 2011 to $6.9 million in the second quarter of 2012. Sales and marketing expenses as a percentage of revenues increased from 7.3% in the second quarter of 2011 to 16.9% in the second quarter of 2012. The increase in sales and marketing expenses in absolute dollars was due primarily to a $1.0 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation and a $315,000 increase in marketing and advertising related costs as part of our efforts to better position our products in the market and expand our customer base, partially offset by a $475,000 decrease in sales commissions due to lower revenues in the second quarter of 2012. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the second quarter of 2012 compared to the second quarter of 2011.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 68% from $7.9 million in the second quarter of 2011 to $13.3 million in the second quarter of 2012. General and administrative expenses as a percentage of revenues increased from 9.6% in the second quarter of 2011 to 32.7% in the second quarter of 2012. The increase in general and administrative expenses in absolute dollars was due primarily due to a $4.6 million increase in legal fees primarily related to costs associated with our class action litigation and a $745,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the second quarter of 2012 compared to the second quarter of 2011.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses increased 35% from $13.0 million in the second quarter of 2011 to $17.5 million in the second quarter of 2012. Research and development expenses as a percentage of revenues increased from 15.8% in the second quarter of 2011 to 42.9% in the second quarter of 2012. The increase in research and development expenses in absolute dollars was due primarily to a $2.4 million increase in new product development expenses that were predominantly related to our Flash-based product line and a $2.1 million increase in payroll and payroll-related costs as a result of an increase in research and development employee headcount from 339 as of June 30, 2011 to 396 as of June 30, 2012 and stock based compensation, as the result of our expanding global research and development efforts. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the second quarter of 2012 compared to the second quarter of 2011.

Other (Expense) Income. Other expense was $14.3 million in the second quarter of 2012 and was mainly comprised of $15.0 million of estimated expenses to settle our class action litigation, partially offset by $785,000 of government grant income received from the Malaysian government authority for qualified expenses. Other income was $90,000 in the second quarter of 2011 and was comprised of interest earned on our cash and cash equivalents and gains from foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $12.5 million and $298,000 in the second quarter of 2012 and 2011, respectively. Our effective tax rate was 33.6% and 3.0% in the second quarter of 2012 and 2011, respectively. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in our effective tax rate for the second quarter of 2012 from the same period in 2011 was due primarily to the establishment of full non-cash valuation allowance of $25.8 million against all our net U.S. deferred tax assets during the second quarter of 2012. Additionally, the provision for income taxes for the second quarter of 2012 includes the reversal of $3.0 million of benefits recognized during the first quarter of 2012 prior to the establishment of the full non-cash valuation allowance. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.1 million and $1.9 million in the second quarter of 2012 and 2011, respectively. The benefit of the income tax holiday on earnings per share was $0.03 and $0.04 in the second quarter of 2012 and 2011, respectively.

ASC Topic 740, Income Taxes (“ASC 740”) requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. Each quarter, we exercise significant judgment when assessing our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish a valuation allowance for any portion of the asset we conclude is more likely than not to be unrealizable. In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified.

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during the three months ended June 30, 2012 on our net U.S. deferred tax assets of $25.8 million, which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011, $3.0 million and $12.2 million of deferred tax benefits related to U.S. operating losses incurred during the first and second quarters of 2012, respectively, net of accumulated net operating losses eligible for carryback. The establishment of a full non-cash valuation allowance on our U.S. deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by us in the near term would be offset by an increase to our non-cash valuation allowance.

Net (Loss) Income. Net loss was $49.6 million and net income was $9.7 million in the second quarter of 2012 and 2011, respectively. The decrease in net income was due primarily to a $22.0 million decrease in gross profit, a $10.7 million increase in operating expenses, a $14.4 million increase in other expense and a $12.2 million increase in the provision for income taxes.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Net Revenues. Our revenues decreased 49% from $177.4 million in the first six months of 2011 to $91.1 million in the first six months of 2012 due primarily to an $80.5 million, or 48%, decrease in Flash-based product sales, which primarily is a result of a slower than anticipated transition to our next generation products and increased competition in the enterprise market that has decreased our market share with certain customers. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 45% from $131.5 million in the first six months of 2011 to $72.5 million in the first six months of 2012.

Gross Profit. Our gross profit was $33.0 million in the first six months of 2012, compared to $77.1 million in the same period in 2011. Gross profit as a percentage of revenues was 36.2% in the first six months of 2012, compared to 43.5% in the first six months of 2011. The decrease in gross profit in absolute dollars and as a percentage of revenues was due primarily to an increase in fixed production overhead and labor costs as a percentage of total revenues and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees. Sales and marketing expenses increased 15% from $11.7 million in the first six months of 2011 to $13.5 million in the first six months of 2012. Sales and marketing expenses as a percentage of revenues increased from 6.6% in the first six months of 2011 to 14.9% in the first six months of 2012. The increase in sales and marketing expenses in absolute dollars was due primarily to a $2.2 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation and a $405,000 increase in marketing and advertising related costs as part of our efforts to better position our products in the market and expand our customer base, partially offset by a $1.2 million decrease in sales commissions due to lower revenues during the first six months of 2012. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the first six months of 2012 compared to the first six months of 2011.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 47% from $15.3 million in the first six months of 2011 to $22.5 million in the first six months of 2012. General and administrative expenses as a percentage of revenues increased from 8.6% in the first six months of 2011 to 24.7% in the first six months of 2012. The increase in general and administrative expenses in absolute dollars was due primarily to a $5.3 million increase in legal fees related primarily to costs associated with our class action litigation, a $1.5 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation and a $265,000 increase in employee bonuses. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the first six months of 2012 compared to the first six months of 2011.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses increased 34% from $25.0 million in the first six months of 2011 to $33.6 million in the first six months of 2012. Research and development expenses as a percentage of revenues increased from 14.1% in the first six months of 2011 to 36.8% in the first six months of 2012. The increase in research and development expenses in absolute dollars was due primarily to a $4.8 million increase in payroll and payroll-related costs as a result of an increase in research and development employee headcount from 339 as of June 30, 2011 to 396 as of June 30, 2012 and stock based compensation, as the result of our expanding global research and development efforts and a $3.6 million increase in new product development expenses that were predominantly related to our Flash-based product line. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the first six months of 2012 compared to the first six months of 2011.

Other (Expense) Income. Other expense was $14.1 million in the first six months of 2012 and was mainly comprised of $15.0 million of estimated expenses to settle our class action litigation, partially offset by $942,000 of grant income received from the Malaysian government authority for qualified expenses. Other income was $43,000 in the first six months of 2011 and was comprised of interest earned on our cash and cash equivalents, partially offset by losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $9.5 million and $1.3 million in the first six months of 2012 and 2011, respectively. Our effective tax rate was 18.7% and 5.2% in the first six months of 2012 and 2011, respectively. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in our effective tax rate for the six months ended June 30, 2012 from the same period in 2011 was due primarily to the establishment of a full non-cash valuation allowance of $25.8 million against all our net U.S. deferred tax assets during the three months ended June 30, 2012. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $2.1 million and $4.2 million in the first six months of 2012 and 2011, respectively. The benefit of the income tax holiday on earnings per share was $0.05 and $0.08 in the first six months of 2012 and 2011, respectively.

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during the three months ended June 30, 2012 on our net U.S. deferred tax assets of $25.8 million, which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011 and $15.2 million of deferred tax benefits related to U.S. operating losses incurred during the six months ended June 30, 2012, net of accumulated net operating losses eligible for carryback. The establishment of a full non-cash valuation allowance on our U.S. deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by us in the near term would be offset by an increase to our non-cash valuation allowance.

Net (Loss) Income. Net loss was $60.3 million and net income was $23.8 million in the first six months of 2012 and 2011, respectively. The decrease in net income was due primarily to a $44.1 million decrease in gross profit, a $17.6 million increase in operating expenses, a $14.2 million increase in other expense and an $8.2 million increase in the provision for income taxes.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended March 31, 2012

Net Revenues. Our revenues decreased 19% from $50.4 million in the first quarter of 2012 to $40.7 million in the second quarter of 2012 due primarily to a $9.2 million, or 19%, decrease in Flash-based product sales, which primarily is a result of a slower than anticipated transition to our next generation products and increased competition in the enterprise market that has decreased our market share with certain customers. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 20% from $40.3 million in the first quarter of 2012 to $32.2 million in the second quarter of 2012.

Gross Profit. Our gross profit was $14.9 million in the second quarter of 2012, compared to $18.1 million in the first quarter of 2012. Gross profit as a percentage of revenues was 36.6% in the second quarter of 2012, compared to 35.9% in the first quarter of 2012. The increase in gross profit as a percentage of revenues was due primarily to a decrease in Flash component costs, partially offset by a decrease in the average selling price of certain SSD products and an increase in fixed production overhead and labor costs as a percentage of total revenues.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related expenses for our domestic and international sales and marketing employees. Sales and marketing expenses increased 3% from $6.7 million in the first quarter of 2012 to $6.9 million in the second quarter of 2012. Sales and marketing expenses as a percentage of revenues increased from 13.2% in the first quarter of 2012 to 16.9% in the second quarter of 2012. The increase in sales and marketing expenses in absolute dollars was due primarily to a $150,000 increase in marketing and advertising related costs as part of our efforts to better position our products in the market and expand our customer base. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the second quarter of 2012 compared to the first quarter of 2012.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 45% from $9.2 million in the first quarter of 2012 to $13.3 million in the second quarter of 2012. General and administrative expenses as a percentage of revenues increased from 18.3% in the first quarter of 2012 to 32.7% in the second quarter of 2012. The increase in general and administrative expenses in absolute dollars was due primarily due to a $4.2 million increase in legal fees primarily related to costs associated with our class action litigation. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the second quarter of 2012 compared to the first quarter of 2012.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses increased 9% from $16.1 million in the first quarter of 2012 to $17.5 million in the second quarter of 2012. Research and development expenses as a percentage of revenues increased from 31.9% in the first quarter of 2012 to 42.9% in the second quarter of 2012. The increase in research and development expenses in absolute dollars was due primarily to a $1.4 million increase in new product development expenses that were predominantly related to our Flash-based product line. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the second quarter of 2012 compared to the first quarter of 2012.

Other (Expense) Income. Other expense was $14.3 million in the second quarter of 2012 and was mainly comprised of $15.0 million of estimated expenses to settle our class action litigation, partially offset by $785,000 of government grant income received from the Malaysian government authority for qualified expenses. Other income was $231,000 in the first quarter of 2012 and was comprised of grant income received from the Malaysian government authority for qualified expenses, interest earned on our cash and cash equivalents and cash received from settled income tax audits, partially offset by losses on foreign currency transactions.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $12.5 million for the second quarter of 2012 and a benefit for income taxes of $3.0 million for the first quarter of 2012. Our effective tax rate was a 33.6% provision in the second quarter of 2012 and a 21.7% benefit in the first quarter of 2012. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance, and the mix of domestic and foreign earnings. The change in our effective tax rate for the three months ended June 30, 2012 from the three months ended March 31, 2012 was due primarily to the establishment of a non-cash valuation allowance of $25.8 million against all of our net U.S. deferred tax assets during the three months ended June 30, 2012. We operate under an income tax holiday in Malaysia, which is effective through September 30, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.1 million for the second quarter of 2012 and increased our benefit for income taxes by $960,000 for the first quarter of 2012. The benefit of the income tax holiday on earnings per share was $0.03 and $0.02 in the second quarter of 2012 and first quarter of 2012, respectively.

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during the three months ended June 30, 2012 on our net U.S. deferred tax assets of $25.8, million which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011, $3.0 million and $12.2 million of deferred tax benefits related to U.S. operating losses incurred during the first and second quarters of 2012, respectively, net of accumulated net operating losses eligible for carryback. The establishment of a full non-cash valuation allowance on our deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce its effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by us in the near term would be offset by an increase to our non-cash valuation allowance.

Net Loss. Net loss was $49.6 million and $10.7 million in the second quarter of 2012 and first quarter of 2012, respectively. The quarterly increase in net loss was due primarily to a $3.2 million decrease in gross profit, a $5.7 million increase in operating expenses, a $14.6 million increase in other expense and a $15.4 million increase in the provision for income taxes.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of June 30, 2012, we had working capital of $221.2 million, including $207.2 million of cash and cash equivalents compared to working capital of $257.8 million, including $180.9 million of cash and cash equivalents as of December 31, 2011 and working capital of $302.1 million, including $213.3 million of cash and cash equivalents as of June 30, 2011. Current assets were 4.3 times current liabilities as of June 30, 2012, compared to 13.2 times current liabilities as of December 31, 2011 and 8.5 times current liabilities as of June 30, 2011.

As of June 30, 2012, of the $207.2 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $88.0 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations.

Operating Activities

Net cash provided by operating activities was $30.2 million in the first six months of 2012 and resulted primarily from a $24.0 million decrease in inventory, a $10.9 million decrease in account receivables, a $10.1 million increase in accounts payable, a $15.0 million settlement charge, a $10.6 million non-cash decrease in deferred income taxes, $7.8 million of non-cash stock-based compensation expense and $7.7 million of non-cash depreciation and amortization, partially offset by a net loss of $60.3 million. Inventory decreased due primarily to lower inventory purchases in 2012, compared to 2011. In 2010, we had increased purchases of raw materials under non-cancelable inventory purchase commitments in order to guarantee the availability of components for anticipated sales demand in 2010, 2011, and 2012. Accounts receivable decreased due primarily to a decrease in revenues in the second quarter of 2012, compared to the fourth quarter of 2011. Deferred income taxes decreased due primarily to the establishment of a non-cash valuation allowance of $25.8 million against all of our net U.S. deferred tax assets during the second quarter of 2012. During the first six months of 2012, we recorded approximately $21.2 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage and our insurance carriers paid $1.6 million of claims for legal fees incurred by us. We have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers, subject to their reservation of rights.

Investing Activities

Net cash used in investing activities was $6.6 million in the first six months of 2012 resulting from purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities and tenant improvements made to our facility in the U.S.

As of June 30, 2012, we have made capital expenditures of approximately $45 million for our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total investments in property, plant and equipment will be approximately $40 million over the next five years ending June 30, 2017. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash provided by financing activities was $2.7 million in the first six months of 2012 and resulted primarily from $2.1 million of proceeds realized from the exercise of stock options and $907,000 of excess tax benefits from share-based payment arrangements, partially offset by $307,000 of taxes paid related to net-share settlement of equity awards .

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Currently we do not have any repurchase programs in effect.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of June 30, 2012, there was approximately $205,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis.

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

We determine our future capital and operating requirements and liquidity based, in large part, upon our projected financial performance, and we regularly review and update these projections due to changes in general economic conditions, our current and projected operating and financial results, the competitive landscape and other factors. Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•

General economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry and fluctuation in the global economy;

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

Contractual Obligations and Off-Balance Sheet Arrangements

Other than lease commitments incurred in the normal course of business (see Contractual Obligation table below), we do not have any material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interest in transferred assets or any obligations arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.

Set forth in the table below is our estimate of our significant contractual obligations as of June 30, 2012 (in thousands).

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$34,184	$34,184	$—	$—	$—
Operating lease obligations	6,141	1,677	2,514	1,879	71
Other non-cancelable purchase commitments	1,219	1,219	—	—	—
Non-cancelable capital equipment purchase commitments	457	457	—	—	—

Total	$42,001	$37,537	$2,514	$1,879	$71

Inflation

Inflation was not a material factor in either revenue or operating expenses in the first six months of 2012 and 2011.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2012, our cash and cash equivalents were $207.2 million invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of June 30, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of June 30, 2012, there was approximately $205,000 of banker’s guarantees drawn against the Short-term Facility.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of June 30, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, sales to a limited number of customers have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially impact our financial results.

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the second quarter of 2012 and 2011, sales to our ten largest customers accounted for an aggregate of 85.3% and 89.3%, respectively, of our total revenues. In 2011, our largest customer was EMC Corporation (“EMC”), which accounted for 26.3% of our total revenues.

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

The enterprise-storage, enterprise-server, and government, defense and industrial applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis and to respond to changing customer requirements.

Delays in the development and introduction of new products could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel and identify and eliminate design flaws. Defects or errors found in our products after commencement of production could result in significant delays and damage our reputation and competitive position. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. In addition, after we have developed a new product, our customers will usually test and evaluate our products for three or more months before qualifying it for production and an additional three or more months to begin volume production of the equipment that incorporates our products. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful.

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

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. The recently closed mergers between Hitachi GST and Western Digital and between Samsung’s HDD business and Seagate could exacerbate the degree of competition we face. Further consolidation among our competitors, suppliers and customers may harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers by reducing the number of customer-purchasing decisions. Our larger, more heavily resourced competitors may be in a better position than us to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products at a lower price.

Some of our competitors earn a significant portion of their revenue from business units outside the storage industry. Because they do not depend solely on sales of storage products to achieve profitability, they may sell storage devices at lower prices and operate their storage business unit at a loss over an extended period of time while choosing to offset these losses with profits from other business units. In addition, some of our customers have integrated and may continue to integrate lower cost, lower performance Serial Advanced Technology Attachment (“SATA”) drives with a SAS or FC connectivity bridge instead of our native SAS and Fibre Channel ZeusIOPS® products, thereby offering a lower cost alternative to our products and negatively affecting the sales of our products to those customers. Furthermore, competitive SAS and/or FC based SSDs have already been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

We have been named as a party to class action lawsuits and purported shareholder derivative actions, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described in detail in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, a class action is pending in the United States District Court for the Central District of California, alleging, among other things, that our company and certain of our officers and directors violated the federal securities laws by issuing materially false and misleading statements.

On July 30, 2012, the parties to the federal class action attended a mediation to explore a potential settlement. During the July 30 mediation, the parties considered a settlement that would create a fund for the benefit of the settlement class, with no admission or concession of wrongdoing by our company or any other defendants, in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action, including claims under both the Exchange Act and the Securities Act. Negotiations are ongoing, and in the event that the parties are able to reach an agreement in principle, the settlement would be subject to final documentation of the agreement, the execution of a stipulation of settlement, as well as preliminary and final approval by the Court. There can be no assurance that the parties will agree on a definitive settlement or that any such settlement will receive Court approval.

The amount of the settlement currently being negotiated exceeds the liability coverage available currently under our insurance policies and thus has a material adverse impact on our business, financial condition, results of operations and cash flows.

A similar purported class action is pending in the Superior Court for the County of Orange, California against our company, certain of our officers and directors, and four of our underwriters, based on allegations substantially similar to the federal class action. In addition, purported shareholder derivative actions are pending in the Superior Court for the County of Orange, California and the United States District Court for the Central District of California against certain of our officers and directors based on allegations substantially similar to those set forth in the class action. Finally, a shareholder has filed a petition for writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would require our company to allow the shareholder to inspect certain books and records and to pay his costs, expenses, and attorney’s fees.

Regardless of the merits, the cost of defending the litigation described above and future litigation to which we may be subject if our insurance carriers fail to cover, or provide adequate coverage given policy limits, including the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows. An unfavorable outcome in any such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our CEO’s litigation with the U.S. Securities and Exchange Commission could require him to spend significant time and attention on his defense of the case and could result in significant legal expenses. An unfavorable outcome could bar him from service as our CEO and a Director and therefore could have a material adverse effect on our business, financial condition, results of operations and cash flows.

During 2009, the United States Securities and Exchange Commission (“SEC”) commenced a formal investigation involving trading in our securities. On July 19, 2011, we received a “Wells Notice” from the SEC stating that the Staff of the SEC (the “Staff”) was considering recommending that the SEC initiate a civil injunctive action against our company, CEO and President for violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against our CEO, Manouch Moshayedi. At the same time, as disclosed in our Current Report on Form 8-K dated July 20, 2012, the SEC also notified us that it would not bring an enforcement action against STEC or any of our other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Mr. Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Mr. Moshayedi has informed us that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action. Regardless of the merits, the cost of defending such claims if our insurance carriers fail to cover, or provide adequate coverage given policy limits, including the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows. An unfavorable outcome of the SEC’s litigation against Mr. Moshayedi could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As we carry only limited insurance coverage, any incurred liability resulting from inadequately covered claims could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance policies may not be adequate to fully offset losses from covered claims, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. Nevertheless, as described in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the amount we would be obligated to pay under the terms of the settlement currently being negotiated with the federal class action Lead Plaintiff is in excess of our director and officer insurance coverage limits for the applicable insurance claim period. If our insurance coverage is inadequate to protect us against unforeseen catastrophic losses or unpredictable liabilities, any uncovered losses or claims could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

In the ordinary course of our business, we collect and store electronically sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners and employee data. The secure maintenance, use and transmission of this information is critical to our operations. Despite our security measures, our information technology systems and infrastructure may be vulnerable to cyber-security attacks by hackers or breached due to employee error, malfeasance or other disruptions. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach could compromise our information technology systems and networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations (including supply chain) and the services we provide to customers and damage our reputation, which could adversely affect our financial condition and results of operations.

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

In addition to Flash and DRAM ICs, a number of other components that we use in our products are available from only a single or limited number of suppliers. Furthermore, our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of components for some of our products, and our business could be harmed if these suppliers experience shortages or delays of these rare earth materials. In addition, in the development of application-specific ICs (“ASICs”), we also depend on certain foundry subcontractors to manufacture these ASICs as well as on certain third-party subcontractors to assemble, obtain packaging materials for and test these ASICs. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including:

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past due to the uncertain current global economic environment. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section and the following:

•	Impact of changing and recently volatile U.S. and global economic conditions, including the ongoing European debt crisis and resulting instability (and potential dissolution) of the Euro;

•	The downgrade by Standard and Poor’s of the United States’ sovereign credit rating and its impact on financial markets and companies’ ability to raise capital;

•	Our suppliers’ production levels for the components used in our products;

•	Our ability to procure required components;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer or product revenue mix;

•	The loss of one or more of our customers;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Expenses associated with the start up of new operations or divisions;

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new manufacturing operations, new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation; and

•	Increases in our sales and marketing and research and development expenses in connection with decisions to pursue new product initiatives.

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

The semiconductor industry, including the memory markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our business strategy. The successful implementation of our business model and business strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Chief Executive Officer and Chairman of the Board of Directors, Mark Moshayedi, our President, Chief Operating Officer, Chief Technical Officer, Secretary and a Director, and Raymond D. Cook, our Chief Financial Officer. Our ability to offer competitive equity packages to new and existing employees is important to our continued growth and success and to hiring and retaining key employees. Our shareholders approved an increase to the share reserve under our 2010 Incentive Award Plan at our 2012 annual meeting. If our shareholders fail to approve future increases, our ability to continue to offer competitive equity packages will be negatively impacted. Furthermore, we may need to instead offer material cash-based incentives to compete for talent, which may not be competitive enough and would have a negative impact on our financial condition, results of operations and cash flows. The inability to hire and retain key employees, the loss of any key employee, the failure of any key employee to perform in his or her current position or the inability of our officers and key employees to expand, train and manage our employee base would have an adverse effect on the execution of our business strategy.

Our efforts to expand our business internationally may not be successful and may expose us to additional risks that may not exist in the United States.

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, the outsourcing of manufacturing operations, establishing joint ventures with foreign partners and the establishment of additional manufacturing operations in foreign countries.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 49% and 72%, of our total revenues for the second quarter of 2012 and 2011, respectively. In the second quarter of 2012, 22% and 11% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. In the second quarter of 2011, 39% and 20% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. In the second quarter of 2012 and 2011, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of June 30, 2012, we owned 38 patents and 82 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements it is possible that our efforts to protect our intellectual property rights may not:

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

As a result of the prolonged downturn in global economic activity and the growing sovereign debt crisis in Europe, spending on information technology has deteriorated significantly in the U.S. and many other countries may remain depressed for the foreseeable future. Uncertainty in the financial and credit markets have caused many of our customers to postpone or cancel purchases. These worldwide economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause our customers to further reduce or slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may also face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow. Finally, our ability to access the capital markets may be restricted, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and services and on our business, financial condition, results of operations and cash flows.

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

As a global company, we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, workplace safety, product safety, environmental laws, federal securities laws, tax regulations and other regulatory requirements affecting our foreign operations. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. and other regulations applicable or that may be applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain aspects of our business operations, including those based in foreign countries where practices which violate such laws and regulations may be customary, will not take actions in violation of our internal policies.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. These actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions or fines are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

We may be required to meet and adjust to evolving environmental requirements relating to the material composition of our products. As environmental requirements change, substituting particular components with conforming components to meet new environmental standards may prove to be difficult or costly and additional redesign efforts could result in production delays. Our operations may be affected by significant changes to existing or future environmental laws and regulations, including those imposed in response to climate change concerns and other actions commonly referred to as “green initiatives.” Although we cannot predict the ultimate impact of any such new laws and regulations, they may result in additional costs or decreased revenue, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses and tax credit carryforwards and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded our company. They have owned a substantial amount of shares since our inception. As of June 30, 2012, Manouch and Mark Moshayedi beneficially owned approximately 17% of our outstanding common stock. As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

STEC has determined that beginning with its Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), STEC will be filing its periodic reports in accordance with the timing guidelines established by the SEC for accelerated filers. Accordingly, STEC’s deadline for its 2012 Annual Report is March 18, 2013.

ITEM 6.	EXHIBITS

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.1	Second Amendment to the STEC, Inc. 2010 Incentive Award Plan	8-K	10.3	May 22, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEC, INC., a California corporation

Date: August 7, 2012	/s/ RAYMOND D. COOK
Raymond D. Cook Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

STEC, INC.

Index to Exhibits

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.1	Second Amendment to the STEC, Inc. 2010 Incentive Award Plan	8-K	10.3	May 22, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.