Form 10-Q
period 2012-09-30
STEC, INC.
filed 2012-11-06
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of October 24, 2012 was 46,726,318.

STEC, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Except as otherwise noted in this report, “STEC,” the “Company,” “we,” “us” and “our” collectively refer to STEC, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$186,201	$180,853
Accounts receivable, net of allowances of $3,265 at September 30, 2012 and $3,010 at December 31, 2011	13,169	30,475
Inventory	44,538	58,629
Insurance claim receivable	20,563	1,583
Other current assets	6,792	7,384

Total current assets	271,263	278,924

Leasehold interest in land	2,515	2,549
Property, plant and equipment, net	32,001	34,287
Goodwill	1,682	1,682
Long-term intangible assets, net	5,061	6,185
Deferred income taxes, net	—	12,137
Other long-term assets	818	818

Total assets	$313,340	$336,582

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$11,246	$6,837
Accrued and other liabilities	53,330	14,309

Total current liabilities	64,576	21,146
Other long-term payables	4,241	5,083
Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 46,724 shares issued and outstanding as of September 30, 2012 and 46,110 shares issued and outstanding as of December 31, 2011	47	46
Additional paid-in capital	146,449	132,211
Retained earnings	98,027	178,096

Total shareholders’ equity	244,523	310,353

Total liabilities and shareholders’ equity	$313,340	$336,582

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$42,053	$72,529	$133,173	$249,924
Cost of revenues	26,499	39,317	84,638	139,592

Gross profit	15,554	33,212	48,535	110,332

Sales and marketing	7,306	5,835	20,842	17,554
General and administrative	12,751	7,332	35,280	22,646
Research and development	16,911	14,521	50,485	39,508

Total operating expenses	36,968	27,688	106,607	79,708

Operating (loss) income	(21,414)	5,524	(58,072)	30,624
Other income (expense)	985	6	(13,126)	49

(Loss) income from operations before income taxes	(20,429)	5,530	(71,198)	30,673
(Benefit) Provision for income taxes	(646)	686	8,871	1,987

Net (loss) income	(19,783)	4,844	(80,069)	28,686

Comprehensive (loss) income	$(19,783)	$4,844	$(80,069)	$28,686

Net (loss) income per share:
Basic	$(0.42)	$0.10	$(1.73)	$0.56

Diluted	$(0.42)	$0.09	$(1.73)	$0.55

Shares used in per share computation:
Basic	46,639	50,610	46,374	51,108

Diluted	46,639	51,206	46,374	52,181

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(80,069)	$28,686
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,313	9,582
Loss on sale of property, plant and equipment	5	20
Impairment loss	360	—
Settlement charge	15,188	—
Accounts receivable provisions	256	(156)
Deferred income taxes	10,581	(3,670)
Stock-based compensation expense	11,963	9,682
Excess tax benefits from share-based payment arrangements	(709)	(1,622)
Changes in operating assets and liabilities:
Accounts receivable	17,050	370
Inventory	14,091	6,534
Leasehold interest in land	34	35
Other assets	440	799
Accounts payable	5,210	(14,712)
Income taxes	(152)	4,904
Accrued and other liabilities	6,579	(630)

Net cash provided by operating activities	12,140	39,822

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,068)	(8,741)
Other	—	(244)

Net cash used in investing activities	(9,068)	(8,985)

Cash flows from financing activities:
Repurchase of common shares	—	(43,721)
Proceeds from exercise of stock options	2,133	2,916
Excess tax benefits from share-based payment arrangements	709	1,622
Taxes paid related to net-share settlement of equity awards	(566)	(926)

Net cash provided by (used in) financing activities	2,276	(40,109)

Net increase (decrease) in cash and cash equivalents	5,348	(9,272)
Cash and cash equivalents at beginning of period	180,853	170,457

Cash and cash equivalents at end of period	$186,201	$161,185

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$—	$2,298

See accompanying notes to unaudited condensed consolidated financial statements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of STEC, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company as of September 30, 2012, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and the consolidated results of cash flows for the nine months ended September 30, 2012 and 2011 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2011 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	23%	32%	20%	29%
Customer B	22%	*	19%	*
Customer C	13%	*	*	*
Customer D	*	22%	18%	19%
Customer E	*	16%	*	23%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	69%	37%	52%	32%
Singapore	8%	37%	24%	41%
Czech Republic	7%	14%	7%	15%
Other *	16%	12%	17%	12%

Total	100%	100%	100%	100%

*	Less than 10% by geographic region

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No other single foreign country accounted for more than 10% of revenues during the three or nine months ended September 30, 2012 and 2011.

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

As of September 30, 2012 and December 31, 2011, cash equivalents consisted of money market funds. The Company determined the fair value of its cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$125,554	$110,303
Money market funds	60,647	70,550

Total cash and cash equivalents	$186,201	$180,853

Note 4 — Income Taxes

The Company recorded a provision for income taxes of $8.9 million and $2.0 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The Company’s effective tax rates were 12.5% and 6.5% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2012 resulted primarily from the effects of a full non-cash valuation allowance against all of the Company’s U.S. deferred tax assets and foreign earnings taxed at rates lower than the federal statutory rate. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2011 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate. The Company’s effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of the Company’s tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in the effective tax rate for the nine months ended September 30, 2012 from the same period in 2011 was due primarily to the tax effect of recording a full non-cash valuation allowance of $32.5 million against all of the Company’s net U.S. deferred tax assets during the nine months ended September 30, 2012.

ASC Topic 740, Income Taxes (“ASC 740”) requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. Each quarter, the Company exercises significant judgment when assessing its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset the Company concludes is more likely than not to be unrealizable. In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified.

In accordance with ASC 740, the Company considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of the Company’s future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of the Company’s analysis and based on the criteria outlined in ASC 740, the Company established a full non-cash valuation allowance during the three months ended June 30, 2012 on the Company’s net U.S. deferred tax assets of $25.8 million, which was comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011 and $15.2 million of deferred tax benefits related to U.S. operating losses incurred during the six months ended June 30, 2012, net of accumulated net operating losses eligible for carryback. During the three months ended September 30, 2012, the valuation allowance on the Company’s net U.S. deferred tax assets increased by $6.5 million to $32.3 million for deferred tax benefits related to U.S. operating losses incurred during the three months ended

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2012. The recording of a full non-cash valuation allowance on the Company’s U.S. deferred tax assets does not have any impact on its cash, nor does such an allowance preclude the Company from using its tax losses, tax credits or other deferred tax assets in future periods. To the extent that the Company is able to generate taxable income in the future to utilize its deferred tax assets, it will be able to reduce its effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by the Company in the near term would be offset by an increase to its non-cash valuation allowance.

During 2011, the Company’s 2006-2008 California income tax returns and certain carryovers from the 2001-2005 income tax returns were selected by the California Franchise Tax Board (“FTB”) for examination. The examination was concluded in the first quarter of 2012. No additional income tax provision was recorded as a result of the FTB examination. At this time, the Company is not under examination by the Internal Revenue Service (“IRS”) or in any of its international jurisdictions.

Income (loss) from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Taiwan	$171	$204	$517	$529
India	149	120	220	351
United Kingon	75	38	271	111
Italy	31	(6)	74	34
Japan	22	(1)	184	35
China	21	191	105	863
Germany	13	(4)	40	73
Austria	16	97	39	134

Total	$498	$639	$1,450	$2,130

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 29, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

As of September 30, 2012 and 2011, the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $86 million and $97 million, respectively, of undistributed earnings from its foreign subsidiaries because the Company’s intent is to reinvest such earnings outside of the U.S. for the foreseeable future. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

As an incentive to establish operations in Malaysia, the Company was provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was originally effective through September 30, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 29, 2027 of the original income tax holiday term and certain research and development grants.

The impact of the Malaysia income tax holiday on the Company’s provision for income taxes and earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Decrease in provision for income taxes	$916	$1,035	$3,016	$5,211
Benefit of income tax holiday on earnings per share	$0.02	$0.02	$0.07	$0.10

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Net Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator: Net (loss) income	$(19,783)	$4,844	$(80,069)	$28,686

Denominator for net (loss) income per share (basic)	46,639	50,610	46,374	51,108
Effect of dilutive securities:
Stock awards	—	596	—	1,073

Denominator for net (loss) income per share (diluted)	46,639	51,206	46,374	52,181

Net (loss) income per share:
Basic	$(0.42)	$0.10	$(1.73)	$0.56

Diluted	$(0.42)	$0.09	$(1.73)	$0.55

Anti-dilutive shares excluded from net (loss) income per share calculation	6,938	4,544	6,768	2,754

Note 6 — Supplemental Balance Sheet Information

Inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$33,288	$42,926
Work-in-progress	815	845
Finished goods	10,435	14,858

Total	$44,538	$58,629

Long-term intangible assets consisted of the following (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,153	$192	$1,345	$1,111	$234
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,945	192	2,137	1,903	234
Technology licenses (three years)	8,157	3,288	4,869	8,517	2,566	5,951

Total	$10,294	$5,233	$5,061	$10,654	$4,469	$6,185

The Company recorded amortization expense of $241,000 and $258,000 for the three months ended September 30, 2012 and 2011, respectively, and $764,000 and $815,000 for the nine months ended September 30, 2012 and 2011, respectively. During the second quarter of 2012, the Company recorded an impairment charge of $360,000 to adjust the carrying value of certain technology licenses that were determined to have no future value to the Company. Long-term intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to five years. Estimated long-term intangible asset amortization expense for the remainder of the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is $360,000, $1.8 million, $1.7 million, $965,000 and $250,000, respectively. Amortization of long-term intangible assets is estimated to be completed as of the end of 2016.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued settlement	$35,750	$—
Payroll costs	9,301	8,548
Other	5,161	3,265
Accrued legal	3,118	940
Deferred tax liability	—	1,556

Total	$53,330	$14,309

Note 7 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed certain plaintiffs as the representative plaintiffs for the class (the “Lead Plaintiffs”). The Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, on February 22, 2011, the new Lead Plaintiff filed a second amended complaint, on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and related claims against several of its senior officers and directors for violations of the control person provisions of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and related claims against several of the Company’s senior officers and directors for violations of the control person provisions of Section 15 of the Securities Act. The second amended complaint alleges generally that the Company and the individual defendants made materially false or misleading public statements and/or failed to disclose material facts in public statements relating to the Company and its business, in the case of the Exchange Act claims, during the period of June 16, 2009 through February 23, 2010, and, in the case of the Securities Act claims, in the Company’s registration statement filed under the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed motions to dismiss and on June 17, 2011, the Court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. The defendants answered the second amended complaint on July 15, 2011. On November 21, 2011, the new Lead Plaintiff filed a motion for class certification and appointment of class counsel. On January 12, 2012, the plaintiff in the class action lawsuit pending in the Superior Court of Orange County, California filed a motion for leave to intervene (as described in more detail below). The defendants opposed both of these motions. On March 7, 2012, the Court denied both motions without prejudice and stayed the action, other than discovery, to allow the new Lead Plaintiff to cure the issue that resulted in the order denying its motion for class certification. On March 23, 2012, the new Lead Plaintiff sought permission from the United States Court of Appeals for the Ninth Circuit to appeal from the order denying without prejudice its motion for class certification. The defendants opposed this request, which the Ninth Circuit denied on June 14, 2012. On June 19, 2012, the Court entered an order granting the new Lead Plaintiff’s motion and certifying a class consisting of all persons and entities that, between June 16, 2009 and February 23, 2010, inclusive, purchased or otherwise acquired the publicly traded common stock of STEC, Inc., and were damaged thereby. The defendants subsequently sought permission from the United States Court of Appeals for the Ninth Circuit to appeal from the class certification order, and that request remains pending.

On July 30, 2012, the parties to the federal class action attended a mediation to explore a potential settlement. During the July 30 mediation, the parties considered a settlement that would create a fund for the benefit of the settlement class, with no admission or concession of wrongdoing by the Company or the other defendants, in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action, including claims under both the Exchange Act and the Securities Act. On October 5, 2012, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by the Company or the other defendants. The Company and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. As previously disclosed in the Company’s Form 10-Q filed on August 7, 2012, the Company had recorded as of June 30, 2012 an estimated settlement accrual of $35 million and an insurance claim receivable of $20 million, resulting in a net charge of $15 million recorded as a component of other expense. On October 18, 2012, the Company’s insurance carriers agreed to contribute $562,500 of the additional settlement cost of $750,000. As a result, the Company has recorded an additional settlement accrual of $750,000 and an additional insurance claim receivable of $562,500, resulting in a net charge of $187,500 recorded as a component of other expense for the quarterly period ended September 30, 2012. The Settlement Agreement remains subject to court approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement. At this time, there can be no assurance that the conditions to effect the settlement will be met, that the Settlement Agreement will receive the required court and other approvals or that the settlement will become final. The Company expects the settlement of the federal class action will also result in a full release of the class claims asserted in the previously disclosed class action in the Superior Court of Orange County, California. The settlement does not resolve the related federal and state shareholder derivative litigation.

On July 1, 2011, a class action complaint was filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. The complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act, and further alleges claims against several of the Company’s senior officers and directors for violations of the control person provisions of Section 15 of the Securities Act. The complaint, which arises out of the same underlying factual allegations as the federal court class action discussed above, seeks compensatory damages and rescission or a rescissory measure of damages where applicable, reasonable costs and expenses, including counsel fees and expert fees, and other relief the Court may deem just and proper. On August 4, 2011, the defendants removed the action to the United States District Court for the Central District of California. The plaintiffs moved to remand and on October 7, 2011, the Court entered an order remanding the case back to the Superior Court of Orange County, California. On November 16, 2011, the defendants moved to stay the case pending the resolution of the class action lawsuit pending in federal court. On November 16, 2011, the defendants also filed a general demurrer to the complaint. On February 17, 2012, the Court granted the defendants’ motion to stay and declined to rule on the defendants’ general demurrer. The Company believes that the contemplated settlement of the federal class action, as described above, would result in a release of the class claims asserted in this Superior Court action. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this Superior Court action.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and stayed until further order by the Court. Despite the stay, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. The plaintiffs moved to lift the stay and on September 9, 2011, the Court denied the plaintiffs’ motion. Additionally, two shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010, and stayed by order of the Court until a ruling was made on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit as discussed above. After the Court issued its ruling on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit, the defendants moved to stay the federal shareholder derivative case. On January 11, 2012, the Court granted the defendants’ motion, staying the federal shareholder derivative case pending the resolution of the federal securities class action as discussed above. The consolidated complaints in both the state and federal shareholder derivative actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this matter.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Demand and Related Litigation

From January 5, 2010 through August 2, 2010, the Company received letters from counsel for four purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of its senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct alleged deficiencies in its internal controls. The demand letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the purported named shareholders will commence derivative actions. In evaluating the demand letters, the independent members of the Company’s board of directors conducted a review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letters, the independent members of the Company’s board of directors unanimously determined that it would not be in the Company’s best interests to pursue the claims alleged in the demand letters against any of the individuals mentioned therein. This determination was formally communicated to counsel for the four purported shareholders on December 17, 2010. Counsel for two of the purported shareholders responded by letter dated July 13, 2011, further demanding that the Company take action to remedy alleged breaches of fiduciary duties by several of its senior officers and directors. In evaluating the July 13, 2011 demand letter, the independent members of the Company’s board of directors conducted a further review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letter, the independent members of the Company’s board of directors unanimously determined that it would not be necessary to retain separate independent counsel and again determined that it would not be in the Company’s best interests to pursue the claims alleged in the demand letter against any of the individuals mentioned therein. This determination was formally communicated to counsel for the two purported shareholders on December 7, 2011.

On February 8, 2012, the Company’s board of directors received a further demand from counsel for one of the purported shareholders requesting the opportunity to inspect certain books and records to determine whether the Company’s board of directors conducted a reasonable investigation and acted in good faith in refusing the shareholder’s prior demands. The shareholder was offered the opportunity to inspect certain of the books and records he requested. Despite the Company’s offer to allow for this shareholder’s inspection, on March 9, 2012, the shareholder filed a petition for writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would allow him to inspect all of the books and records he requested. In addition, the shareholder seeks his costs, expenses, and reasonable attorney’s fees. On October 25, 2012, one of the shareholders who submitted a demand letter to the Company’s board of directors filed an individual and purported derivative lawsuit in the United States District Court for the Central District of California, described further below. The Company intends to vigorously defend itself with respect to each of these matters. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this matter.

As mentioned above, on October 25, 2012, one of the purported shareholders filed an individual and purported derivative lawsuit in the United States District Court for the Central District of California. The defendants named in the suit are against several of its current and former senior officers and directors and three Moshayedi family trusts. The Company is named as a nominal defendant in the purported derivative claims asserted in the complaint. In addition to the factual allegations in the complaint that mirror the allegations in the federal class action and derivative actions described above, this lawsuit includes allegations that certain of the Company’s senior officers and directors did not appropriately investigate, review and consider the issues and allegations raised by the purported shareholder in its shareholder demand letter. On his own behalf individually, the plaintiff asserts claims against certain of the director and officer defendants (and not the Company) for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiff also purports to assert derivative claims, on the Company’s behalf, against the director and officer defendants and the trust defendants for breach of fiduciary duty and waste, unjust enrichment, and alleged violation of California Corporations Code. The plaintiff seeks unspecified compensatory damages, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages, equitable relief, and other relief as the Court may deem just and proper. The Company intends to vigorously defend itself with respect to this matter. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this matter.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Litigation

On September 7, 2011, Solid State Storage Solutions, Inc., filed a complaint against the Company and several other defendants in the U.S. District Court for the Eastern District of Texas. The lawsuit alleges that certain of the Company’s products and/or services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc., including some or all of U.S. Patents: Nos. 6,341,085; 6,347,051; 6,370,059; 6,567,334; 6,701,471; 7,064,995; 7,234,087; 7,327,624; 7,366,016; 7,616,485; 7,721,165; and 7,746,697. According to the complaint and the patents, these patents relate to solid-state drives employing a controller chip and a plurality of NAND flash devices. The complaint also alleges that the Company induces and contributes to patent infringement by others. The complaint seeks unspecified monetary damages, attorney fees and expenses, and injunctive relief against the Company. On January 17, 2012, the Company filed an answer denying liability and asserting various defenses. On February 10, 2012, the Company filed a motion to sever itself from the other defendants in the lawsuit and to transfer the lawsuit between Solid State Storage Solutions, Inc. and the Company to the Central District of California. On April 20, 2012, the Court held its first status conference, setting a claim construction hearing on January 9, 2013 and jury selection on July 1, 2013. The Company believes the lawsuit is without merit and intends to vigorously defend itself. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this matter.

As required under ASC 450, “Contingencies,” STEC accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss. The Company has made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in STEC’s consolidated financial statements. Except as otherwise indicated above, the Company believes that the outcomes in these matters are not probable and/or reasonably estimable at this time. The Company believes that it has valid defenses with respect to these legal matters. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention or uninsured legal defense costs.

Other Legal Proceedings

During 2009, the SEC commenced a formal investigation involving trading in the Company’s securities. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) was considering recommending that the SEC initiate a civil injunctive action against the Company, Manouch Moshayedi, the Company’s Founder, and Mark Moshayedi, the Company’s CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against Manouch Moshayedi. At the same time, as disclosed in the Company’s Current Report on Form 8-K dated July 20, 2012, the SEC also notified the Company that it would not bring an enforcement action against the Company or any of its other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Manouch Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Manouch Moshayedi has informed the Company that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action.

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

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or circumstances that have resulted in any material costs related to these indemnification agreements and no liabilities therefore have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments the Company could be required to make under certain of these indemnification obligations is unlimited.

Note 8 — Shareholders’ Equity

The 2000 Stock Incentive Plan (the “2000 Plan”) was adopted by the Company’s board of directors and approved by its shareholders in June 2000. On April 17, 2006, the 2000 Plan was amended and restated by the board of directors and approved by the Company’s shareholders on May 25, 2006. The 2000 Plan provided for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the 2000 Plan, eligible participants were granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the 2000 Plan as amended and restated, allowed for the issuance of restricted stock units to officers and other employees, non-employee board members and consultants. The 2000 Plan expired pursuant to its terms on February 28, 2010, and no further grants may be made under the 2000 Plan.

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

As of September 30, 2012, there were 2,735,518 shares of common stock that remained available for grant under the 2010 Plan. The 2010 Plan expires on March 26, 2020.

A summary of the option activity under the 2000 Plan and 2010 Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,958,498	$12.72
Granted	769,500	$7.90
Exercised	(368,983)	$5.78		$702,271
Expired/forfeited	(411,750)	$12.63

Outstanding at September 30, 2012	5,947,265	$12.54	7.5	$1,141,381

Vested and expected to vest at September 30, 2012	5,499,726	$12.59	7.5	$1,126,951

Exercisable at September 30, 2012	2,779,222	$13.30	6.4	$1,039,233

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $6.75 on September 30, 2012, except for the intrinsic value of options exercised which was based on the difference between the exercise price and the Company’s closing stock price on the date of exercise.

During the nine months ended September 30, 2012, the company received $2.1 million in cash proceeds for the exercise of 368,983 options and $709,000 in excess tax benefits from share-based payment arrangements.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s weighted average fair value for non-vested stock option activity during the nine months ended September 30, 2012 is as follows:

	Options	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested stock options at December 31, 2011	3,745,051	$8.78
Granted	769,500	$7.90
Vested	(1,072,219)	$8.06
Forfeited	(274,289)	$6.70

Non-vested stock options at September 30, 2012	3,168,043	$7.16	$19,470,290	2.6

The 2011 and 2012 grants were awarded pursuant to the 2010 Plan with annual vesting of 25% and contractual lives consistent with those of prior years. The per share fair values of the options granted in the nine months ended September 30, 2012 and 2011 were estimated with the following weighted average assumptions:

	Nine Months Ended September 30,
	2012	2011
Expected term (years)	5.8	5.8
Risk-free interest rate	1.0%	1.5%
Volatility	71.0%	69.7%
Dividend rate	0.0%	0.0%

The grant date fair value per share of the 2012 restricted stock units was determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

A summary of the restricted stock unit activity under the 2000 Plan and 2010 Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested restricted stock units at December 31, 2011	1,507,143	$12.76
Granted	533,700	$7.38
Vested	(323,133)	$12.57
Forfeited	(75,800)	$11.71

Non-vested restricted stock units at September 30, 2012	1,641,910	$11.10	$15,860,343	2.9

Of the 323,133 restricted stock units that vested during the nine months ended September 30, 2012, 203,717 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The number and value of the shares withheld were 77,590 shares and $566,000, respectively, during the nine months ended September 30, 2012. The value of the total shares was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the tax authorities were $566,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$236	$154	$701	$391
Sales and marketing	786	664	2,077	1,676
General and administrative	1,580	1,332	4,541	3,543
Research and development	1,527	1,522	4,644	4,072

Total stock-based compensation expense	$4,129	$3,672	$11,963	$9,682

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

Note 9 — Related Party Transactions

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain engineering, administrative and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mark Moshayedi and Mike Moshayedi each of whom is a founder and major shareholder of the Company. Manouch Moshayedi and Mark Moshayedi are also executive officers and directors of the Company as of September 30, 2012.

The operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $21,000 per month and $20,000 per month during the nine months ended September 30, 2012 and 2011, respectively. The operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $36,000 per month and $35,000 per month during the nine months ended September 30, 2012 and 2011, respectively. Beginning August 1, 2009, and continuing for the remainder of the leases, base rents shall be adjusted every two years based on the change in the Consumer Price Index.

Rent expense for these two facilities amounted to approximately $512,000 and $449,000 for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and 2011, there was no outstanding facility rent owed to MDC.

Note 10 — Credit Facility

On November 23, 2009, the Company’s subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”), entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances and banker’s and shipping guarantees which are commonly used to conduct

STEC, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of September 30, 2012, there was approximately $212,000 of banker’s guarantees outstanding under the Short-term facility and STEC Malaysia was in compliance with all required covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as-needed basis.

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

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “will,” “would,” and similar expressions, variations or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; growing acceptance, adoption and qualification of solid-state drives (“SSDs”) within the enterprise-storage and enterprise-server markets; the evolving storage industry; changes in the average selling prices of our products; the impact of a loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; statements concerning customer adoption and utilization of our technologies and solutions; the benefits, capabilities, performance, cost-savings and energy efficiencies of our products, solutions and other developing technologies; the adoption of our products into new applications and markets; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; the impact of ongoing litigation against us; our ability to attract and retain key employees; changes in political and economic conditions and local regulations, particularly outside of the United States; our ability to protect our intellectual property rights; and fluctuations in foreign currency exchange rates.

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

Overview

STEC is a leading global provider of enterprise-class SSDs that are designed specifically for systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We market our products to original equipment manufacturers (“OEMs”), OEM distributors, value added resellers, enterprises, and end user customers, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs. Our SSDs are incorporated into products used in a variety of industries including cloud computing, defense, e-commerce, financial services, government, healthcare, transportation, virtualization and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density dynamic random access memory (“DRAM”) modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in research and development and complementary new technologies that will help us solve our customers’ most complex storage and server issues. This means that we are working to develop solutions that will ultimately help our customers to accelerate applications, retrieve data faster and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia, and a research design center in Pune, India.

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

•

Expanding new market opportunities that leverage our core SSD expertise by investing in our sales and marketing infrastructure to increase our channel presence and sales to enterprise and end user customers.

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

Recent Developments

Please see Part II, Item 1, “Legal Proceedings,” and Note 7—“Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for:

•	A discussion of recent developments related to an investigation by the SEC of STEC and certain of its executive officers.

•

STEC’s Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle and resolve all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by STEC or the other defendants and which remains subject to court approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement.

Operating Results Volatility

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons, including the following:

•

The majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues are concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products, may negatively impact our revenues on a quarterly basis.

•

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. For example, we believe that the primary reason for the decline in our sales in the first nine months of 2012 over the same period in 2011 has been our transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products, in addition to increased competition in the enterprise market, which has decreased our market share with certain customers.

•

Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in the majority our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited.

•

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

•

The enterprise SSD market is still in its early stages, rapidly evolving and becoming increasingly competitive. Many of these competitors are large, conglomerate businesses with considerable resources. We are facing competition from SSD suppliers with lower-cost drives. Despite the performance and latency advantages of our ZeusIOPS® drives, these lower cost alternatives have been gaining traction, which has resulted in a decrease of our market share at certain customers. Furthermore, competitive Serial Attached Small Computer Interface System (“SAS”) and/or Fibre Channel (“FC”) based SSDs have been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. A significant reduction in our market share as a result of SSD competition could have a material adverse effect on our business and result of operations.

In order to differentiate ourselves and our products in the market, we have continued to invest in personnel and complementary new technologies that will help us solve our customers’ most complex storage and server issues. Until we further diversify our customer base and product offerings, we believe that these factors as discussed above will continue to impact quarterly operating results volatility and our business for the foreseeable future.

Flash-based Products and Technologies

Flash-based product revenues were $39.9 million and $70.7 million in the third quarter of 2012 and 2011, respectively. The decrease in Flash-based product revenues in the third quarter of 2012 compared to the same period in 2011 was due primarily to a $36.8 million decrease in Flash-based product sales to three customers. Sales of Flash-based products represented 95% and 98% of our total revenues in the third quarter of 2012 and 2011, respectively.

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

In September 2011, we opened our new Storage Technology Innovation Center located in Pune, India. This design center provides us with additional storage software development resources for our products, such as our recently announced EnhanceIO™ SSD Cache Software, and for next-generation solutions to be incubated from early proof of concept through product development and productization. We plan to strategically utilize the Storage Technology Innovation Center and our software development team to create software products which are complementary to our already extensive enterprise-class solid-state portfolio. Developers working in the center are creating software that is designed to enable customers to take full advantage of SSD performance, endurance and reliability, which we expect will further drive widespread adoption of SSDs in the enterprise.

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

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $1.8 million and $1.5 million in revenues from the sale of DRAM products during the third quarter of 2012 and 2011, respectively. Sales of DRAM products represented 4% and 2% of our total revenues in the third quarter of 2012 and 2011, respectively. The quarterly increase in sales of DRAM products was due primarily to an $820,000 increase in DRAM product sales to two customers, partially offset by a $545,000 decrease in DRAM product sales to one customer. Since our revenue growth initiatives are focused on sales of our SSDs, we expect this variability in DRAM revenue will continue in the future.

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, the Malaysian government provided us with a fifteen-year income tax holiday and certain grants that are subject to meeting certain conditions. This income tax holiday was originally effective through September 30, 2022. In May 2011, we received an additional incentive package from the Malaysian government as part of our plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 29, 2027 of the original income tax holiday term and additional grants. The impact of the Malaysia income tax holiday decreased the provision for income taxes by $916,000 or $0.02 per share during the third quarter of 2012 and decreased the provision for income taxes by $1.0 million or $0.02 per share in the third quarter of 2011.

Customers

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 83.6% of our revenues during the third quarter of 2012, compared to 91.2% of our revenues during the third quarter of 2011. See Note 2, Sales Concentration, to our unaudited consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the three and nine months ended September 30, 2012 and 2011, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in part upon the success of our customers. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Item 1A, “Risk Factors—Historically, sales to a limited number of customers have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer would harm our financial results.”

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	69%	37%	52%	32%
Singapore	8%	37%	24%	41%
Czech Republic	7%	14%	7%	15%
Other *	16%	12%	17%	12%

Total	100%	100%	100%	100%

*	Less than 10% by geographic region

Sales billed to customers in the United States as a percentage of total sales increased in the third quarter of 2012 compared to the third quarter of 2011 and increased in the first nine months of 2012 compared to the first nine months of 2011 due primarily to a decrease in product sales made to international customers, partially offset by a decrease in product sales to three customers in the United States. Sales billed to customers in Singapore as a percentage of total sales decreased in the third quarter of 2012 compared to the third quarter of 2011 and decreased in the first nine months of 2012 compared to the first nine months of 2011 due primarily to a decrease in product sales to two customers. Sales billed to customers in the Czech Republic as a percentage of total sales decreased in the third quarter of 2012 compared to the third quarter of 2011 and decreased in the first nine months of 2012 compared to the first nine months of 2011 due primarily to a decrease in product sales to a single customer.

No other single foreign country accounted for more than 10% of revenues during the three and nine months ended September 30, 2012 and 2011.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.0	54.2	63.6	55.9

Gross profit	37.0	45.8	36.4	44.1

Operating expenses:
Sales and marketing	17.4	8.1	15.7	7.0
General and administrative	30.3	10.1	26.5	9.0
Research and development	40.2	20.0	37.9	15.8

Total operating expenses	87.9	38.2	80.1	31.8

Operating (loss) income	(50.9)	7.6	(43.7)	12.3
Other income (expense)	2.3	0.0	(9.8)	0.0

(Loss) income from operations before income taxes	(48.6)%	7.6%	(53.5)%	12.3%

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Net Revenues. Our revenues decreased 42% from $72.5 million in the third quarter of 2011 to $42.1 million in the third quarter of 2012 due primarily to a $30.8 million, or 44%, decrease in Flash-based product sales, which primarily is a result of a slower than anticipated transition to our next generation products and increased competition in the enterprise market that has decreased our market share with certain customers. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 43% from $58.4 million in the third quarter of 2011 to $33.1 million in the third quarter of 2012.

Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in the majority our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited.

Gross Profit. Our gross profit was $15.6 million in the third quarter of 2012, compared to $33.2 million in the same period in 2011. Gross profit as a percentage of revenues was 37.0% in the third quarter of 2012, compared to 45.8% in the third quarter of 2011. The decrease in gross profit in absolute dollars and as a percentage of revenues was due primarily to an increase in fixed production overhead and labor costs as a percentage of total revenues and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees. Sales and marketing expenses increased 26% from $5.8 million in the third quarter of 2011 to $7.3 million in the third quarter of 2012. Sales and marketing expenses as a percentage of revenues increased from 8.1% in the third quarter of 2011 to 17.4% in the third quarter of 2012. The increase in sales and marketing expenses in absolute dollars was due primarily to a $1.0 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation and a $490,000 increase in marketing and advertising related costs as part of our efforts to expand our customer base. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the third quarter of 2012 compared to the third quarter of 2011.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 75% from $7.3 million in the third quarter of 2011 to $12.8 million in the third quarter of 2012. General and administrative expenses as a percentage of revenues increased from 10.1% in the third quarter of 2011 to 30.3% in the third quarter of 2012. The increase in general and administrative expenses in absolute dollars was primarily due to a $4.2 million increase in legal fees primarily related to costs associated with our class action litigation and a $660,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the third quarter of 2012 compared to the third quarter of 2011.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses increased 16% from $14.5 million in the third quarter of 2011 to $16.9 million in the third quarter of 2012. Research and development expenses as a percentage of revenues increased from 20.0% in the third quarter of 2011 to 40.2% in the third quarter of 2012. The increase in research and development expenses in absolute dollars was due primarily to a $2.1 million increase in payroll and payroll-related costs primarily due to an increase in research and development employee headcount from 364 as of September 30, 2011 to 411 as of September 30, 2012, as the result of our expanding global research and development efforts. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the third quarter of 2012 compared to the third quarter of 2011.

Other Income. Other income was $985,000 in the third quarter of 2012 and was mainly comprised of $1.1 million government grant income received from the Malaysian government authority for qualified expenses, partially offset by an additional $188,000 of estimated Settlement Agreement costs related to the class action litigation recorded in the third quarter of 2012. Other income was $6,000 in the third quarter of 2011 and was mainly comprised of interest earned on our cash and cash equivalents, partially offset by losses from foreign currency transactions.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $646,000 in the third quarter of 2012 and a provision for income taxes of $686,000 in the third quarter of 2011. Our effective tax rate was a 3.2% benefit in the third quarter of 2012 and a 12.4% provision in the third quarter of 2011. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in our effective tax rate for the third quarter of 2012 from the same period in 2011 was due primarily to the effects of a full non-cash valuation allowance against all of our net U.S. deferred tax assets. We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $916,000 and $1.0 million in the third quarter of 2012 and 2011, respectively. The benefit of the income tax holiday on earnings per share was $0.02 and $0.02 in the third quarter of 2012 and 2011, respectively.

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

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during the three months ended June 30, 2012 on our net U.S. deferred tax assets of $25.8 million, which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011, $3.0 million and $12.2 million of deferred tax benefits related primarily to U.S. operating losses incurred during the first and second quarters of 2012, respectively, net of accumulated net operating losses eligible for carryback. During the three months ended September 30, 2012, the valuation allowance on our net U.S. deferred tax assets increased by $6.5 million to $32.3 million for deferred tax benefits related primarily to U.S. operating losses incurred during the three months ended September 30, 2012. The establishment of a full non-cash valuation allowance on our U.S. deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by us in the near term would be offset by an increase to our non-cash valuation allowance.

Net (Loss) Income. Net loss was $19.8 million and net income was $4.8 million in the third quarter of 2012 and 2011, respectively. The decrease in net income was due primarily to a $17.7 million decrease in gross profit and a $9.3 million increase in operating expenses.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Net Revenues. Our revenues decreased 47% from $249.9 million in the first nine months of 2011 to $133.2 million in the first nine months of 2012 due primarily to an $111.4 million, or 46%, decrease in Flash-based product sales, which primarily is a result of a slower than anticipated transition to our next generation products and increased competition in the enterprise market that has decreased our market share with certain customers. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 44% from $189.9 million in the first nine months of 2011 to $105.6 million in the first nine months of 2012.

Gross Profit. Our gross profit was $48.5 million in the first nine months of 2012, compared to $110.3 million in the same period in 2011. Gross profit as a percentage of revenues was 36.4% in the first nine months of 2012, compared to 44.1% in the first nine months of 2011. The decrease in gross profit in absolute dollars and as a percentage of revenues was due primarily to an increase in fixed production overhead and labor costs as a percentage of total revenues and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees. Sales and marketing expenses increased 18% from $17.6 million in the first nine months of 2011 to $20.8 million in the first nine months of 2012. Sales and marketing expenses as a percentage of revenues increased from 7.0% in the first nine months of 2011 to 15.7% in the first nine months of 2012. The increase in sales and marketing expenses in absolute dollars was due primarily to a $3.2 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation and a $995,000 increase in marketing and advertising related costs as part of our efforts to expand our customer base, partially offset by a $1.5 million decrease in sales commissions due to lower revenues during the first nine months of 2012. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues in the first nine months of 2012 compared to the first nine months of 2011.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 56% from $22.6 million in the first nine months of 2011 to $35.3 million in the first nine months of 2012. General and administrative expenses as a percentage of revenues increased from 9.0% in the first nine months of 2011 to 26.5% in the first nine months of 2012. The increase in general and administrative expenses in absolute dollars was due primarily to a $9.6 million increase in legal fees related primarily to costs associated with our class action litigation, and a $2.1 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. The increase in general and administrative expenses as a percentage of revenues was due primarily to the fixed nature of certain general and administrative costs and the decrease in revenues in the first nine months of 2012 compared to the first nine months of 2011.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses increased 28% from $39.5 million in the first nine months of 2011 to $50.5 million in the first nine months of 2012. Research and development expenses as a percentage of revenues increased from 15.8% in the first nine months of 2011 to 37.9% in the first nine months of 2012. The increase in research and development expenses in absolute dollars was due primarily to a $6.9 million increase in payroll and payroll-related costs primarily due to an increase in research and development employee headcount from 364 as of September 30, 2011 to 411 as of September 30, 2012 and stock based compensation, as the result of our expanding global research and development efforts and a $3.9 million increase in new product development expenses that were predominantly related to our Flash-based product line. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues in the first nine months of 2012 compared to the first nine months of 2011.

Other (Expense) Income. Other expense was $13.1 million in the first nine months of 2012 and was mainly comprised of $15.2 million of estimated Settlement Agreement costs related to the class action litigation, partially offset by $2.0 million of grant income received from the Malaysian government authority for qualified expenses. Other income was $49,000 in the first nine months of 2011 and was comprised of interest earned on our cash and cash equivalents, partially offset by losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $8.9 million and $2.0 million in the first nine months of 2012 and 2011, respectively. Our effective tax rate was 12.4% and 6.5% in the first nine months of 2012 and 2011, respectively. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in our effective tax rate for the nine months ended September 30, 2012 from the same period in 2011 was due primarily to the effects of a full non-cash valuation allowance against all of our net U.S. deferred tax assets that was established in the second quarter of 2012. We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $3.0 million and $5.2 million in the first nine months of 2012 and 2011, respectively. The benefit of the income tax holiday on earnings per share was $0.07 and $0.10 in the first nine months of 2012 and 2011, respectively.

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during the three months ended June 30, 2012 on our net U.S. deferred tax assets of $25.8 million, which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011 and $15.2 million of deferred tax benefits related primarily to U.S. operating losses incurred during the six months ended June 30, 2012, net of accumulated net operating losses eligible for carryback. During the three months ended September 30, 2012, the valuation allowance on our net U.S. deferred tax assets increased by $6.5 million to $32.3 million for deferred tax benefits related primarily to U.S. operating losses incurred during the three months ended September 30, 2012. The establishment of a full non-cash valuation allowance on our U.S. deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by us in the near term would be offset by an increase to our non-cash valuation allowance.

Net (Loss) Income. Net loss was $80.1 million and net income was $28.7 million in the first nine months of 2012 and 2011, respectively. The decrease in net income was due primarily to a $61.8 million decrease in gross profit, a $26.9 million increase in operating expenses, a $13.2 million increase in other expense and a $6.9 million increase in the provision for income taxes.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended June 30, 2012

Net Revenues. Our revenues increased 3% from $40.7 million in the second quarter of 2012 to $42.1 million in the third quarter of 2012 due primarily to a 3% increase in shipments of our ZeusIOPS® SSDs from $32.2 million in the second quarter of 2012 to $33.1 million in the third quarter of 2012.

Gross Profit. Our gross profit was $15.6 million in the third quarter of 2012, compared to $14.9 million in the second quarter of 2012. Gross profit as a percentage of revenues was 37.0% in the third quarter of 2012, compared to 36.6% in the second quarter of 2012. The increase in gross profit as a percentage of revenues was due primarily to an increase in the average selling price of certain SSD products, partially offset by an increase in Flash component costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees. Sales and marketing expenses increased 6% from $6.9 million in the second quarter of 2012 to $7.3 million in the third quarter of 2012. Sales and marketing expenses as a percentage of revenues increased from 16.9% in the second quarter of 2012 to 17.4% in the third quarter of 2012. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to a $235,000 increase in trade show expenses and other marketing and advertising related costs and a $135,000 increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses decreased 4% from $13.3 million in the second quarter of 2012 to $12.8 million in the third quarter of 2012. General and administrative expenses as a percentage of revenues decreased from 32.7% in the second quarter of 2012 to 30.3% in the third quarter of 2012. The decrease in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily due to a $440,000 decrease in legal fees primarily related to costs associated with our class action litigation.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses decreased 3% from $17.5 million in the second quarter of 2012 to $16.9 million in the third quarter of 2012. Research and development expenses as a percentage of revenues decreased from 42.9% in the second quarter of 2012 to 40.2% in the third quarter of 2012. The decrease in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to a $1.1 million decrease in new product development expenses that were predominantly related to our Flash-based product line, partially offset by a $555,000 increase in payroll and payroll-related costs primarily due to an increase in research and development employee headcount from 396 as of June 30, 2012 to 411 as of September 30, 2012, as the result of our expanding global research and development efforts.

Other Income (Expense). Other income was $985,000 in the third quarter of 2012 and was mainly comprised of $1.1 million government grant income received from the Malaysian government authority for qualified expenses, partially offset by an additional $188,000 of estimated Settlement Agreement costs related to the class action litigation recorded in the third quarter of 2012. Other expense was $14.3 million in the second quarter of 2012 and was mainly comprised of $15.0 million of estimated expenses to settle our class action litigation, partially offset by $785,000 of government grant income received from the Malaysian government authority for qualified expenses.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $646,000 for the third quarter of 2012 and provision for income taxes of $12.5 million for the second quarter of 2012. Our effective tax rate was a 3.2% benefit in the third quarter of 2012 and a 33.6% provision in the second quarter of 2012. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance, and the mix of domestic and foreign earnings. The change in our effective tax rate for the three months ended September 30, 2012 from the three months ended June 30, 2012 was due primarily to a full non-cash valuation allowance against all of our net U.S. deferred tax assets that was established in the second quarter of 2012. We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $916,000 and $1.1 million for the third quarter of 2012 and second quarter of 2012, respectively. The benefit of the income tax holiday on earnings per share was $0.02 and $0.03 in the third quarter of 2012 and second quarter of 2012, respectively.

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during the three months ended June 30, 2012 on our net U.S. deferred tax assets of $25.8 million which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011, $3.0 million and $12.2 million of deferred tax benefits related primarily to U.S. operating losses incurred during the first and second quarters of 2012, respectively, net of accumulated net operating losses eligible for carryback. During the three months ended September 30, 2012, the valuation allowance on our net U.S. deferred tax assets increased by $6.5 million to $32.3 million for deferred tax benefits related primarily to U.S. operating losses incurred during the three months ended September 30, 2012. The establishment of a full non-cash valuation allowance on our deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by us in the near term would be offset by an increase to our non-cash valuation allowance.

Net Loss. Net loss was $19.8 million and $49.6 million in the third quarter of 2012 and second quarter of 2012, respectively. The quarterly decrease in net loss was due primarily to a $15.3 million increase in other income, due primarily to the $15 million settlement charge recorded during the second quarter of 2012, and a $13.1 million decrease in the provision for income taxes, due primarily to the full non-cash valuation allowance recorded during the second quarter of 2012.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of September 30, 2012, we had working capital of $206.7 million, including $186.2 million of cash and cash equivalents, compared to working capital of $257.8 million, including $180.9 million of cash and cash equivalents as of December 31, 2011, and working capital of $266.5 million, including $161.2 million of cash and cash equivalents as of September 30, 2011. Current assets were 4.2 times current liabilities as of September 30, 2012, compared to 13.2 times current liabilities as of December 31, 2011 and 10.1 times current liabilities as of September 30, 2011.

As of September 30, 2012, of the $186.2 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $78.9 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations.

Operating Activities

Net cash provided by operating activities was $12.1 million in the first nine months of 2012 and resulted primarily from a $17.3 million decrease in account receivables, net of reserves, a $14.1 million decrease in inventory, a $6.6 million increase in accrued and other liabilities, a $5.2 million increase in accounts payable, a $15.2 million settlement charge, $12.0 million of non-cash stock-based compensation expense, $11.3 million of non-cash depreciation and amortization, and a $10.6 million non-cash decrease in deferred income taxes, partially offset by a net loss of $80.1 million. Inventory decreased due primarily to lower inventory purchases in 2012, compared to 2011. In 2010, we had increased purchases of raw materials under non-cancelable inventory purchase commitments in order to guarantee the availability of components for anticipated sales demand in 2010, 2011, and 2012. Accounts receivable decreased due primarily to a decrease in revenues in the third quarter of 2012, compared to the fourth quarter of 2011. Deferred income taxes decreased due primarily to the establishment of a non-cash valuation allowance of $32.3 million against all of our net U.S. deferred tax assets during nine months ended September 30, 2012. During the first nine months of 2012, we recorded approximately $21.8 million of settlement costs and legal fees in excess of our insurance deductible under our director and officer insurance coverage and our insurance carriers paid $2.9 million of claims for legal fees incurred by us. We have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers, subject to their reservation of rights.

Investing Activities

Net cash used in investing activities was $9.1 million in the first nine months of 2012 resulting from purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities and tenant improvements made to our facility in the U.S.

As of September 30, 2012, we have made capital expenditures of approximately $46 million in connection with our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total additional investments in property, plant and equipment will be approximately $40 million over the next five years ending September 30, 2017. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash provided by financing activities was $2.3 million in the first nine months of 2012 and resulted primarily from $2.1 million of proceeds realized from the exercise of stock options and $709,000 of excess tax benefits from share-based payment arrangements, partially offset by $566,000 of taxes paid related to net-share settlement of equity awards.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Currently we do not have any repurchase programs in effect.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of September 30, 2012, there was approximately $212,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis.

We believe that our existing assets, cash and cash equivalents on hand, together with the $10 million Short-term Facility, and cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could consider raising such funds by accessing the capital or credit markets to issue equity or debt securities, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or new convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such commercial agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Set forth in the table below is our estimate of our significant contractual obligations as of September 30, 2012 (in thousands).

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$9,347	$9,347	$—	$—	$—
Operating lease obligations	5,557	1,447	2,443	1,562	105
Other non-cancelable purchase commitments	1,392	1,392	—	—	—
Non-cancelable capital equipment purchase commitments	580	580	—	—	—

Total	$16,876	$12,766	$2,443	$1,562	$105

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2012, our cash and cash equivalents were $186.2 million invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of September 30, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of September 30, 2012, there was approximately $212,000 of banker’s guarantees drawn against the Short-term Facility. There were no material changes in our interest rate risk during the nine months ended September 30, 2012.

Foreign Currency Exchange Rate Risk

More than 95% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our integrated circuit (“IC”) components in U.S. dollars from local distributors of Japanese, Korean and Taiwanese suppliers and thus, fluctuations in the currencies of those countries could have an adverse impact on the cost of our raw materials and results of operations. To date, we have not entered into any derivative instruments to manage risks related to interest rate or foreign currency exchange rates. There were no material changes in our foreign currency exchange rate risk during the nine months ended September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of September 30, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our existing products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. For example, we believe that the primary reason for the decline in our sales in the first nine months of 2012 over the same period in 2011 has been our transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products, in addition to increased competition in the enterprise market. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Any of these instances may cause volatility in our operating results and fluctuations in our inventory levels. The complexity and difficulties in managing product transitions at the end-of-life stage of a product can also create excess inventory associated with the outgoing product that can also lead to product obsolescence and increased expenses. Any or all of the above problems could materially harm our business, financial condition, results of operations and cash flows.

Historically, sales to a limited number of customers have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer could materially impact our financial results.

Historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the third quarter of 2012 and 2011, sales to our ten largest customers accounted for an aggregate of 83.6% and 91.2%, respectively, of our total revenues. In 2011, our largest customer was EMC Corporation (“EMC”), which accounted for 26.3% of our total revenues.

The major industries in which we participate are dominated by a limited number of OEM companies. In addition, the industries in which many of our customers compete have experienced, and may continue to experience, consolidation which may result in increased customer concentration and/or the loss of customers. The percentage of our revenues from our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. Our customers’ demand for our products can vary considerably from quarter to quarter, and it is difficult to forecast our customers’ demand beyond the immediate future, as purchases in one period may not be indicative of purchases in future periods. We expect that sales of our products to a limited number of customers will continue to comprise a substantial portion of our revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could materially harm our business, financial condition and results of operations. For example, the results of our operations during the first half of 2010 were negatively impacted due to an inventory carryover by EMC. If we are unable to secure significant purchase orders from EMC or our other large customers in the future, our financial results may be negatively impacted.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner and gain market acceptance.

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

Delays in the development and introduction of our new products could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer for that product offering because changing suppliers involves significant cost, time, effort and risk for the customer. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel and identify and eliminate design flaws. Defects or errors found in our products after commencement of production could result in significant delays and damage our reputation and competitive position. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. In addition, after we have developed a new product, if selected, our customers will usually test and evaluate our products for three or more months before potentially qualifying it for production and an additional three or more months to begin volume production of the equipment that incorporates our products. Even if a customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful.

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

As described in detail in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, a class action is pending in the United States District Court for the Central District of California, alleging, among other things, that STEC and certain of our senior officers and directors violated the federal securities laws by issuing materially false and misleading statements.

On October 5, 2012, we entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by STEC or the other defendants. STEC and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. The Settlement Agreement remains subject to court approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement. At this time, there can be no assurance that the conditions to effect the settlement will be met, that the Settlement Agreement will receive the required court and other approvals or that the settlement will become final. We expect the settlement of the federal class action will also result in a full release of the class claims asserted in the previously disclosed class action in the Superior Court of Orange County, California.

The amount of the settlement exceeds the liability coverage available currently under our insurance policies and thus has negatively impacted our results of operations for the second and third quarters of 2012 – See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details. We expect that our contribution to the settlement will be made before the end of 2012, which will negatively impact our cash flows in the fourth quarter of 2012.

In addition, purported shareholder derivative actions are pending in the Superior Court for the County of Orange, California and the United States District Court for the Central District of California against certain of our senior officers and directors based on allegations substantially similar to those set forth in the class action. In the lawsuit filed on October 25, 2012, in addition to derivative claims, the plaintiff has also asserted individual claims against certain of our senior officers and directors. Finally, a shareholder has filed a petition for a writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would require STEC to allow the shareholder to inspect certain books and records and to pay his costs, expenses, and attorney’s fees.

Regardless of the merits, the cost of defending the litigation described above and future litigation to which we may be subject if our insurance carriers fail to cover, or provide adequate coverage given policy limits, and the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows. An unfavorable outcome in any such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Founder’s litigation with the U.S. Securities and Exchange Commission could require him to spend significant time and attention on his defense of the case and could result in significant legal expenses. An unfavorable outcome could bar him from returning to service as our CEO or as a Director and therefore could have a material adverse effect on our business, financial condition, results of operations and cash flows.

During 2009, the SEC commenced a formal investigation involving trading in our securities. On July 19, 2011, we received a “Wells Notice” from the SEC stating that the Staff of the SEC (the “Staff”) was considering recommending that the SEC initiate a civil injunctive action against STEC, our Founder, Manouch Moshayedi, and our CEO and President, Mark Moshayedi, for violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against Manouch Moshayedi. At the same time, as disclosed in our Current Report on Form 8-K dated July 20, 2012, the SEC also notified us that it would not bring an enforcement action against STEC or any of our other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Manouch Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Manouch Moshayedi has informed us that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action. Regardless of the merits, the cost of defending such claims if our insurance carriers fail to cover, or provide adequate coverage given policy limits, including the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows. An unfavorable outcome of the SEC’s litigation against Manouch Moshayedi could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not successfully manage the transition associated with our new interim Chief Executive Officer, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

On September 17, 2012, our board of directors appointed Mark Moshayedi, who was then STEC’s President, Chief Operating Officer and Chief Technical Officer, to succeed Manouch Moshayedi as interim Chief Executive Officer. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including our relationships with customers and employees. If we do not successfully manage the transition associated with our new interim Chief Executive Officer, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

Our stock price is highly volatile.

Our common stock has been publicly traded since September 2000. The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 to November 1, 2012 our common stock has traded at prices as low as $5.75 and as high as $25.44 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. It may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology we purchase or license from them. A third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. For example, as described in detail in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, on September 7, 2011, Solid State Storage Solutions, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas against us and several other defendants alleging that certain of our products and or/services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, we are not able to predict either the outcome or a potential range of losses, if any, at this time. However, this and any future litigation of this nature, whether we are the plaintiff or defendant, will likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop, license or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. In addition, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation or other claims of intellectual property infringement.

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

Our insurance coverage is limited, and any incurred liability resulting from inadequately covered claims could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance policies may not be adequate to fully offset losses from covered claims, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. Nevertheless, as described in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the settlement amount under the terms of the Settlement Agreement with the federal class action Lead Plaintiff is in excess of our director and officer insurance coverage limits for the applicable insurance claim period, and has negatively impacted our results of operations for the second and third quarters of 2012 – See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details. We expect that our contribution to the settlement will be made before the end of 2012, which will negatively impact our cash flows in the fourth quarter of 2012. If our insurance coverage for future insurance claim periods is inadequate to protect us against catastrophic losses or unpredictable liabilities, any uncovered losses or claims could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Any of these risks, could negatively impact our operations which could harm our business. In particular, a disruption to our facility in Penang, Malaysia could substantially limit our manufacturing capabilities. In addition, natural disasters in Southeast Asia may threaten the ability of our customers to obtain a sufficient supply of components required for their end products, causing them to postpone or cancel orders for our products which could materially harm our business, financial condition and results of operations. For example, Thailand’s infrastructure was severely damaged in October 2011 by flooding. The flooding has not had an immediate impact on our business because we do not have physical operations in the country and it does not appear that the flooding has negatively impacted our customers or their supply chains.

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

The enterprise Flash-based SSD market is still in its early stages, rapidly evolving, and becoming increasingly competitive. As a result, we may encounter risks and uncertainties related to our business and future prospects. It is difficult to predict, with any precision, customer and end-user demand for our products or the future growth rate and size of this market. Our ability to predict future sales is further limited because our SSDs are currently offered as options in the majority our customers’ systems. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility may continue to be limited.

Our dependence on a small number of component suppliers, including integrated circuit device suppliers, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In the first nine months of 2012, Hynix, Samsung, and Toshiba supplied substantially all of the Flash IC devices used in our Flash-based products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

Our customers typically qualify the specific controller and Flash and DRAM ICs that are components in our products as part of the qualification process for our products. If any of our suppliers experience quality control problems, our products that utilize that supplier’s ICs may be disqualified by one or more of our customers. A supplier disqualification would disrupt our supply of ICs, reduce the number of suppliers available to us and adversely affect our ability to fulfill our customers’ product orders. In some instances, we may be required to qualify a new supplier’s ICs, which could negatively impact our revenues during the new qualification process. There can be no assurance that we would be able to find and successfully qualify new suppliers in a timely manner or obtain ICs from new suppliers on commercially reasonable terms, which could damage our relationships with existing or potential customers and could materially harm our operating results.

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

Although we place great emphasis on product quality, we may from time to time experience problems with the performance of our products, which could result in one or more of the following:

•	Increased costs related to fulfillment of our warranty obligations;

•	The reduction, delay or cancellation of orders or the return of a significant amount of products;

•	Focused failure analysis causing distraction of the sales, operations and management teams; or

•	The loss of reputation in the market and customer goodwill.

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

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisition could further divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges may be magnified as the size of an acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition.

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

These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices, which have negatively impacted our average sales prices, revenues and earnings. Any future downturns could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our business strategy. The successful implementation of our business model and business strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Manouch Moshayedi, our Founder and a Director; Mark Moshayedi, our CEO and President and a Director; and Raymond D. Cook, our Chief Financial Officer. Our ability to offer competitive equity packages to new and existing employees is important to our continued growth and success and to hiring and retaining key employees. Our shareholders approved an increase to the share reserve under our 2010 Incentive Award Plan at our 2012 annual meeting. If our shareholders fail to approve future increases, our ability to continue to offer competitive equity packages will be negatively impacted. Furthermore, we may need to instead offer material cash-based incentives to compete for talent, which may not be competitive enough and would have a negative impact on our financial condition, results of operations and cash flows. The inability to hire and retain key employees, the loss of any key employee, the failure of any key employee to perform in his or her current position or the inability of our officers and key employees to expand, train and manage our employee base would have an adverse effect on the execution of our business strategy.

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

Establishing and running operations in a foreign country or region presents numerous risks, including:

•	Difficulties and costs of staffing and managing operations in certain foreign countries;

•	Foreign laws and regulations, which may vary country by country, and may impact how we conduct our business;

•	Higher costs of doing business in certain foreign countries, including different employment laws;

•	Difficulty protecting our intellectual property rights from misappropriation or infringement;

•	Political or economic instability;

•	Changes in import/export duties;

•	Necessity of obtaining government approvals;

•	Trade restrictions;

•	Work stoppages or other changes in labor conditions;

•	Difficulties in collecting accounts receivables on a timely basis or at all;

•	Changes in local tax regulations;

•	Changes to or untimely terminations in government incentives;

•	Longer payment cycles and foreign currency fluctuations; and

•	Seasonal reductions in business activity in some parts of the world, such as Europe.

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

The volatility of general economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 31% and 63%, of our total revenues for the third quarter of 2012 and 2011, respectively. In the third quarter of 2012, no single foreign country accounted for more than 10% of revenues. In the third quarter of 2011, 37% and 14% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. In the third quarter of 2012 and 2011, more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to greater variations from foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Our intellectual property is critical to our success. As of September 30, 2012, we owned 43 patents and 82 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements it is possible that our efforts to protect our intellectual property rights may not:

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

In addition, despite our efforts to protect our intellectual property rights and confidential information, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. Furthermore, if any of our patents are challenged and found to be invalid, our ability to exclude competitors from making, using or selling the same or similar products related to such patents would cease. From time to time, we receive letters from third parties suggesting that some or all of our products may be covered by third party patents. In each instance, our management determines whether the allegations in the letters have sufficient justification and specificity to require a response. When they believe it is appropriate to do so, our management seeks the advice of counsel on these matters.

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

As a result of the prolonged downturn in global economic activity and the growing sovereign debt crisis in Europe, spending on information technology has deteriorated significantly in the U.S. and many other countries and may remain depressed for the foreseeable future. Uncertainty in the financial and credit markets has caused many of our customers to postpone or cancel purchases. These worldwide economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause our customers to further reduce or slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may also face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow. Finally, our ability to access the capital markets may be restricted, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for our products and services and on our business, financial condition, results of operations and cash flows.

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

As a global company, we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, workplace safety, product safety, environmental laws, federal securities laws, tax regulations and other regulatory requirements affecting our foreign operations. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. and other regulations applicable or that may be applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain aspects of our business operations, including those based in foreign countries where practices, which violate such laws and regulations may be customary, will not take actions in violation of our internal policies.

Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. These actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions or fines are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Further, as an incentive to establish operations in Malaysia, we were provided a tax holiday effective through September 29, 2027. The eventual expiration or an early revocation of our tax holiday in Malaysia, if certain conditions are not met, may result in an increase to our future tax liabilities.

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

Manouch Moshayedi and Mark Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded STEC. They have owned a substantial amount of shares since our inception. As of September 30, 2012, Manouch and Mark Moshayedi beneficially owned approximately 17% of our outstanding common stock. As shareholders, Manouch and Mark Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Manouch and Mark Moshayedi are executive officers and directors. As a result, they have the potential ability to control or influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential control could affect the price that certain investors may be willing to pay in the future for shares of our common stock.

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

STEC, INC., a California corporation

Date: November 6, 2012	/S/ RAYMOND D. COOK
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