Form 10-K
period 2012-12-31
STEC, INC.
filed 2013-03-14
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $304,127,281 (based upon the last closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2013 there were approximately 46,810,099 shares of common stock outstanding.

Documents Incorporated By Reference

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

STEC, INC.

FORM 10-K ANNUAL REPORT

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “will,” “would,” and similar expressions, variations or the negative of such expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; growing acceptance, adoption and qualification of solid-state drives (“SSDs”) within the enterprise-storage and enterprise-server markets; the evolving storage industry; changes in the average selling prices of our products; the impact of a loss of, or reduction in sales to, any of our key customers; sales to a limited number of customers continue to account for a majority of our revenues for the foreseeable future; our ability to deliver new and enhanced products on a timely basis; our ability to enter into new markets; statements concerning customer adoption and utilization of our technologies and solutions; the benefits, capabilities, performance, cost-savings and energy efficiencies of our products, solutions and other developing technologies; the adoption of our products into new applications and markets; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the seasonality of our business; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; the impact of ongoing litigation against us or our directors and executive officers; our ability to attract and retain key employees; changes in political and economic conditions and local regulations, particularly outside of the United States; our ability to protect our intellectual property rights; and fluctuations in foreign currency exchange rates.

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

Overview

STEC, Inc. (collectively with our subsidiaries, is referred to in this Annual Report on Form 10-K as “STEC”, “we”, “our” and “us”) is a leading global provider of enterprise-class solid state drives (“SSDs”) that are designed specifically for systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop SSD solutions for our customers in a full range of industries and applications. We also design and develop our own SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We market our products to original equipment manufacturers (“OEMs”), OEM distributors, value added resellers, enterprises, and end user customers, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs. Our SSDs are incorporated into products used in a variety of industries including cloud computing, defense, e-commerce, financial services, government, healthcare, transportation, virtualization, and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density dynamic random access memory (“DRAM”) modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in research and development and complementary new technologies that will help us solve our customers’ most complex storage and server issues. This means that we are working to develop solutions that will ultimately help our customers to accelerate applications, retrieve data faster, and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia and a research design center in Pune, India.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized high-performance, high-endurance SSDs, including our ZeusIOPS® and MACH product families;

•	Expanding our product portfolio to include software offerings that strategically utilize our solid-state storage technology;

•	Adding Peripheral Component Interconnect Express (“PCIe”) based SSD products that reside inside the server to enable the use of Flash storage closer to the system CPU and memory; and

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

Flash-based Products and Technologies

Flash-based product revenue was $162.2 million, $294.6 million and $237.4 million in 2012, 2011 and 2010, respectively. Sales of Flash-based products represented 96%, 96% and 85% of our total revenues in 2012, 2011 and 2010, respectively.

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

A major area of our overall research and development investment has been applied to developing and advancing our SSD technologies. We believe the advantages of SSDs are currently being defined in several distinct markets, including:

•	Enterprise-storage applications;

•	Enterprise-server applications;

•	Data center and cloud computing environments; and

•	Government and defense applications.

We see opportunities to leverage our SSD expertise across each of these markets where we believe our technology can outperform existing HDD solutions.

From time to time, we may make strategic investments in order to promote our business and strategic objectives. In December 2012, we acquired a minority ownership interest in a privately held company specializing in software-defined storage for approximately $5.0 million. We believe this investment will further our efforts to open sales channels and gain access to additional enterprise customers and business partners.

In April 2011, we acquired certain assets of Knowledge Quest Infotech Private Limited (“KQI”), a software development company based in Pune, India. The portfolio of acquired assets included KQI’s intellectual property rights. In addition, we hired approximately 30 key employees of KQI to augment our existing software development team. The KQI asset acquisition was not material to our historical consolidated financial position, results of operations or cash flows. This acquisition provides us with additional system design, storage software and virtualization expertise that will be helpful in our efforts to optimize the performance of our products in evolving storage architectures. We expect to continue to make strategic investments to enhance and expand our customer base, product offerings, and intellectual property portfolio.

In September 2011, we opened our storage technology center located in Pune, India. This design center provides us with additional storage software development resources for our products, such as our EnhanceIO™ SSD Cache Software, and for next-generation solutions to be incubated from early proof of concept through product development and productization. We plan to strategically utilize our storage technology center and our software development team to create software products that are complementary to our already extensive enterprise-class solid-state portfolio. Developers working in the center are creating software that is designed to enable customers to take full advantage of SSD performance, endurance and reliability, which we expect will further drive widespread adoption of SSDs in the enterprise.

Although the enterprise Flash-based SSD market is still in its early stages, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. The use of data-tiering software by storage OEMs is also helping to increase the use of SSDs by enhancing the overall performance level of enterprise-storage systems. In addition, the introduction of all flash arrays by both leading and emerging storage OEMs is increasing the use of flash in the enterprise. At the same time, the availability of caching software, when coupled with SSDs is beginning to drive greater adoption in the server space. Also, we employ certain marketing programs and sales initiatives on a selective basis with our customers in an effort to advance our SSD products. As more customers and end-users experience the benefits of SSD technology, we believe the marketplace will continue to expand.

DRAM Products

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $5.1 million, $10.2 million, and $42.5 million in revenues from the sale of DRAM products during 2012, 2011, and 2010, respectively. Sales of DRAM products represented 3%, 3%, and 15% of our total revenues in 2012, 2011, and 2010, respectively. Since our revenue growth initiatives are focused on sales of our SSDs and because sales of our DRAM products are made to a limited number of customers, we expect variability of this nature to continue in the future.

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, the Malaysian government provided us with a fifteen-year income tax holiday and certain grants that are subject to meeting certain conditions. This income tax holiday was originally effective through September 29, 2022. In May 2011, we accepted an additional incentive package from the Malaysian government as part of our plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 29, 2027 of the original income tax holiday term and additional grants. The impact of the Malaysia income tax holiday decreased the provision for income taxes by $3.8 million or $0.08 per share, $5.6 million or $0.11 per share and $4.9 million or $0.09 per share in 2012, 2011 and 2010, respectively.

Customers

We market our products to OEMs, OEM distributors, value added resellers, enterprises, and end user customers, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs. In 2012, we sold to more than 180 customers, comprised of direct sales and sales through distributors and contract manufacturers. Our OEM customers make the purchasing decisions on substantially all of the products that we sell through distributors and contract manufacturers. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Our ten largest customers accounted for an aggregate of 79.7% of our total revenues in 2012, 89.5% of our total revenues in 2011, and 88.0% of our total revenues in 2010. As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2012		2011		2010
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
EMC	17.7%	20.5%	27.4%	26.3%	37.8%
Mitac	*	17.0%	*	*	*
IBM	*	15.2%	58.2%	22.4%	13.2%
ePlus	41.5%	*	*	*	*
Hon Hai	12.7%	*	*	*	*
Hitachi	*	*	*	21.5%	10.8%
SMART Modular	*	*	*	*	13.0%

*	Less than 10%

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

Our Industry

For the past half century, computing system OEMs have relied primarily on two storage technologies: DRAM and HDDs. Over time, microprocessor capabilities in their computing systems have dramatically outpaced the performance capabilities of HDDs, thus creating the need for faster access to storage. In addition, DRAM is cost- and power-prohibitive for many applications. As a result, we have developed SSDs that represent a new tier of storage that allows users to access data faster and on a more efficient basis than HDDs.

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

We believe that we are a leader in solid-state storage technology. Throughout our history, we have delivered advanced memory and storage solutions to a wide range of customers in various market segments, and we continue to develop products that consistently improve the retention of, and accelerate access to, critical data at high-performance levels to meet enterprise needs. In order to remain competitive in this market, it will become increasingly important for us to develop, hire and retain storage expertise to better address the evolving needs of advanced data centers and enterprise storage and server infrastructures.

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

Product Features

The key features of our products include:

•

Proprietary controller Integrated Circuit (“IC”) technology. In order to develop innovative storage technologies, we typically design the fundamental logic for our SSD products. The controllers and their operating firmware within our various SSD products are the key to enabling high levels of performance and reliability. These ICs are complete system-on-chip solutions that incorporate our intellectual property.

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

•

Low-power consumption. Since fewer SSDs are required to achieve similar input/output operations per second (“IOPS”) performance as that of multiple HDDs, systems built with SSDs can consume significantly less power than similarly performing HDD-based systems.

•

Compact size. We are able to manufacture high-density products with some of the smallest form factors in the market in order to meet the ever-reducing size requirements of our customers’ products – especially in embedded, industrial and military applications.

•

High density. Our patented stacking technologies allow us to design and manufacture products in which multiple memory chips are stacked vertically to increase the capacities without increasing the product footprint. In some cases, our IC Tower and stacking memory technologies allow us to create high-capacity solutions.

Solid-State Drive/Flash-based Products

Our SSD and PCIe products are used in a wide range of enterprise and embedded applications, all of which demand high-reliability, high-capacity, low latency, and/or high IOPS performance.

We offer a broad line of SSD products in various form factors and capacities, including:

•	PCIe Accelerators. Our PCIe Accelerators are developed for ultra-low latency applications and have broad applicability in scale out server architectures for large datacenters.

•

ZeusIOPS®. Our ZeusIOPS® SSDs are high-performance enterprise-class data storage solutions. Built for speed, one ZeusIOPS® drive can replace multiple hard drives or eliminate the need to utilize additional DRAM to overcome performance bottlenecks, resulting in reduced energy and space requirements.

•

MACH. Our MACH SSDs are small form factor, high throughput storage solutions for mission-critical systems in a variety of industries. The MACH SSDs are ideal for servers that expose drives to challenging workloads typified by randomly mixed reads and writes under rigorous workloads.

•

ZeusRAM™ SSD. Our ZeusRAM™ SSDs are a product offering for enterprise-storage subsystems optimized to provide fast, continuous write intensive logging and journaling capabilities. These capabilities are needed in certain high availability file system and database indexing applications. Our ZeusRAM™ SSDs utilize fully-backed up DRAM to Flash, providing power back-up protection in the event of a host system’s power loss, and provide a super low latency enterprise drive that is highly reliable with superior wear-resistance.

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

•

USB Flash Drive. Built upon an industrial-grade Flash controller technology ranging in capacity from 1GB to 8GB, STEC’s USB Flash Drive (“UFD”) couples convenience and portability with performance and reliability. Advanced OEM features include boot capability, endurance for industrial operating conditions and laser-etched manufacturing information, including a unique serial number.

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

Research and Development

Our research and development staff develops reliable, high-performance and cost-effective storage products to address the needs of traditional and emerging computing applications. We believe the timely development of new products is essential to maintaining our competitive position. Our engineering staff, which consisted of 362 people as of December 31, 2012, is focused on all facets of complex system-level product design. Functionally, the engineering team has dedicated expertise in IC design, firmware for Flash media management, firmware for host compatibility, and system-level product integration. An important aspect of our research and development effort is to understand the challenges presented by our customers’ requirements and satisfy them by utilizing our proprietary technologies and our technical expertise. In the course of meeting our customers’ challenges, we are often required to develop new technologies and processes, which are later added to our standard product offerings.

In September 2011, we opened our storage technology center located in Pune, India. This design center provides us with additional storage software development resources for our products, such as our EnhanceIO™ SSD Cache Software, and for next-generation solutions incubated from early proof of concept through product development and productization. We plan to strategically utilize our storage technology center and our software development team to create software products that are complementary to our already extensive enterprise-class solid-state portfolio. Developers working in the center are creating software that is designed to enable customers to take full advantage of SSD performance, endurance and reliability, which we expect will further drive widespread adoption of SSDs in the enterprise.

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

Research and development expense was $66.6 million, $54.7 million and $44.1 million in 2012, 2011 and 2010, respectively.

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

Manufacturing. Our manufacturing processes are highly automated and involve the use of specialized equipment for the production of SSD and memory products. Our manufacturing systems have been improved to support the placement of a large number of IC devices on each SSD board. We believe we are able to achieve a high manufacturing yield and low direct labor costs as a result of our design efficiencies, high level of automation and general manufacturing expertise. Because our manufacturing systems can be easily configured for different memory products, we have the ability to offer our customers short manufacturing and test cycles on small and large projects. We also have developed an automated method of manufacturing our stacking products which we believe results in further manufacturing efficiencies. Our manufacturing processes are ISO 9001 and ISO 14001 certified.

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

Revenues and Assets by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Year Ended December 31,
	2012	2011	2010
United States	55.5%	32.0%	40.9%
Singapore	20.4%	43.6%	22.9%
Czech Republic	*	12.6%	12.2%
Malaysia	*	*	10.9%
Other*	24.1%	11.8%	13.1%

Total	100.0%	100.0%	100.0%

*	Less than 10%

Substantially all of our foreign sales are shipped internationally through our facility in Malaysia. For additional information regarding our international sales, see Item 1A, “Risk Factors—Foreign currency fluctuations could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Total assets by geographic region were as follows (amounts in thousands):

	December 31, 2012	December 31, 2011
United States	$152,807	$165,105
Malaysia	107,373	122,896
Other	29,591	47,025

Total	$289,771	$335,026

Sales and Marketing

We primarily use an internal direct sales force and OEM distributors for sales to our customers in the U.S. and internationally. We support our customer base through an integrated sales force based on vertical market segments. We have developed our sales force to have the local presence, market knowledge and strategic insight to allow us to more effectively market our products to a focused number of large OEM customers who represent the vast majority of the enterprise market. We have also expanded our outbound marketing programs to target enterprise and end users in an effort to create awareness of, and brand preference for, our enterprise products. In addition, as part of our sales and marketing efforts, our experienced application engineers work closely with our customers’ engineering teams in designing our products into their systems, as well as with addressing any issues that arise during the implementation of our products in deployed systems.

Customer Service and Support

We provide our customers with comprehensive product service and support. We work closely with our customers to monitor the performance of their product designs and to provide application design and support. This also provides us with an understanding of their needs for subsequent generations of products. Our standard customer support package is generally offered with all product sales and includes full technical documentation and application design assistance. During our customers’ production phase, we provide extensive support which includes training, system-level design, implementation, and integration support. We believe that tailoring our technical support to our customers’ needs is essential to the success of our product introductions and customer satisfaction.

Competition

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba, and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition, and longer-standing relationships with customers and suppliers. The mergers between Hitachi GST and Western Digital and between Samsung’s HDD business and Seagate, could exacerbate the degree of competition that we face. Our larger, more heavily resourced competitors may be in a better position than us to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver more competitive products or products more quickly or at a lower price.

In addition, some of our competitors earn a significant portion of their revenue from business units outside the storage industry. Because they do not depend solely on sales of storage products to achieve profitability, they may sell storage devices at lower prices and operate their storage business unit at a loss over an extended period of time while choosing to offset these losses with profits from other business units. In addition, some of our customers have integrated and may continue to integrate lower cost, lower performance Serial Advanced Technology Attachment (“SATA”) drives with a SAS or FC connectivity bridge instead of our native SAS and Fibre Channel ZeusIOPS® products, thereby offering a lower cost alternative to our products and negatively affecting the sales of our products to those customers. Furthermore, lower-priced SAS and/or FC based SSDs sold by some of our competitors have already been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

Moreover, some of our significant suppliers, including Samsung and Toshiba, are also our competitors, and have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. In addition, these suppliers may reduce the supply of memory chips available to the industry or us. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise from new and emerging companies or from the development of cooperative relationships among our current and potential competitors or third parties to develop products that address the needs of our customers. We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance, or otherwise render our technology or products obsolete or uncompetitive, any of which could cause a decline in our operating results or loss of market acceptance of our products.

Suppliers

Typically, IC devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In 2012, Hynix, Samsung and Toshiba supplied substantially all of the IC devices used in our Flash-based products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products. For a further discussion of risks associated with our supplier relationships, see Item 1A, “Risk Factors—Our dependence on a small number of component suppliers, including integrated circuit device suppliers, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.”

Seasonality

We generally expect to experience some seasonality in our business resulting in lower sales in the first quarter and higher sales in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business and concentration of our customers, seasonality may not always be a determining factor for our results of operations. For example, during the fourth quarter of 2012, we did not experience a seasonal increase in sales. We believe the decline in sales in the fourth quarter of 2012 was primarily due to increased competition and a delay in introducing our next generation of products to market, rather than seasonality.

Backlog

With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. We include in our backlog only those customer orders for which we have accepted purchase orders and to which we have assigned shipment dates within the upcoming six months. Since orders constituting our backlog are subject to change due to, among other things, customer cancellations, customer reschedulings, and our ability to procure necessary components, backlog is not necessarily an indication of future revenues. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited. Our backlog was $7.8 million as of December 31, 2012 and $28.5 million as of December 31, 2011. Our backlog has decreased due primarily to a decrease in customer orders for our SSD products.

Intellectual Property Rights

We regard our patents, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of March 8, 2013, we owned 48 patents and 88 additional patent applications were pending. We have agreements to license certain of our intellectual property to third parties. In addition, we have entered into several licensing agreements to license the intellectual property of others. Although we consider the patents currently held by us to be critical to our success, there can be no assurance that any patents currently held by us or any patents that may be granted to us in the future will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. There can be no assurance that third parties will not develop similar products, duplicate our products or design around the patents currently owned by us or which may be granted to us in the future. Because we view intellectual property rights as critical to our success, we intend to pursue future patents and other intellectual property rights in the U.S. There can be no assurance that we will be successful in these endeavors. In addition, there can be no assurance that our trade secrets and know-how may not become known to third parties, or become part of the public domain, which in either case would harm our financial performance and business operations.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. In addition, from time to time, third parties may bring suits against us. See Note 7 – “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, regarding the settlement of a patent infringement lawsuit that was filed on September 7, 2011 by Solid State Storage Solutions, Inc. against us and several other defendants in the U.S. District Court for the Eastern District of Texas.

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

As is common in the industry, we currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs that may arise from the infringement by our products and services of third-party patents, trademarks or other proprietary rights. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not cover intellectual property infringement. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages that may result in a material adverse effect on our business and results of operations.

In our efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, our employees are required to sign employee non-disclosure agreements and our engineers are required to sign invention assignment agreements. The invention assignment agreements require our engineers to disclose, document and assign their interest in all inventions, patents and copyrights developed while employed with us and within the scope of their employment duties. Our employees agree to preserve all of our confidential information including trade secrets, customer information, know-how and other business information. There can be no assurance that these agreements will provide meaningful protection of our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See Item 1A, “Risk Factors—Our intellectual property may not be adequately protected, which could harm our competitive position.”

Employees

As of December 31, 2012, we had 904 full-time employees, consisting of 290 in manufacturing (including test, quality assurance and material management), 115 in sales and marketing, 137 in administration and 362 in research and development. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Management believes that relations with our employees are satisfactory.

During the fourth quarter of 2012, we commenced a reduction in our workforce that impacted 42 employees worldwide. As a result of this reduction in workforce, we incurred approximately $0.4 million of costs related to employee severance payments in the fourth quarter of 2012. In addition, we expect annual cost savings of approximately $4.3 million as a result of this reduction in workforce. In January of 2013, we further reduced our workforce by 23 employees. As a result of this workforce reduction, we expect to incur approximately $0.4 million of additional severance costs in the first quarter of 2013 and expect additional annual cost savings of approximately $3.4 million.

During the first quarter of 2009, we commenced a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia. During the second quarter of 2010, we commenced the second phase of a reduction in our workforce, which also primarily impacted our Santa Ana, California headquarters and was completed as of December 31, 2010 (see Note 5 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report on Form 10-K).

Available Information

We are a California corporation, incorporated in 1990. Our principal executive offices are located at 3001 Daimler Street, Santa Ana, California, 92705, and our telephone number at that location is 949-476-1180. Our primary manufacturing facility is located in Penang, Malaysia. Our Internet address is www.stec-inc.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K any information on our website. We make available on our website, free of charge, our filings made with the SEC electronically, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to those filings. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports, and any amendments to them, are also available at the Internet website of the SEC, www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330.

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

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations and/or liquidity could be seriously harmed, which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition, the trading price of our common stock could decline due to any of these known or unknown risks or uncertainties, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

The introduction and acceptance of new and enhanced versions of our products may cause fluctuations in our operating results.

Our ability to compete depends in significant part upon our ability to successfully develop, introduce and sell new and enhanced versions of our products. The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our existing products, thereby offsetting the benefits of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. For example, we believe that in addition to increased competition in the enterprise market, the decline in our sales in 2012 as compared to 2011 was significantly impacted by delays in the transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products. Conversely, when we introduce new and enhanced versions of our products, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Any of these instances may cause fluctuations in our inventory levels. The complexity and difficulties in managing product transitions at the end-of-life stage of a product can also create excess inventory associated with the outgoing product that can also lead to product obsolescence and increased expenses. Any or all of the above responses to the introduction of new and enhanced versions of our products could cause volatility in our operating results or have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be successful with respect to our expansion into new markets.

Our growth strategy includes diversifying our customer base, including targeting enterprise end user customers, and improving the availability of our products worldwide. The entry into new markets present challenges, including new distribution and service levels compared to those of our traditional OEM channels. In addition, we have less experience selling to these alternative customers and markets. Other challenges of targeting new markets include the need to devote additional resources to develop new sales and marketing strategies, including hiring a new sales team; the expenditure of significant resources and the efforts and attention of our management; the ability to anticipate demand and monitor, control and manage inventory; the need to develop relationships with new customers; and the need to provide additional or different levels of service and support than what we have historically provided. The failure to successfully manage the risks associated with the expansion into new markets, particularly because of our inexperience in these channels, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The length of our sales cycle depends on many factors outside of our control and could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The sales cycle for our products is lengthy and unpredictable. Our customers often undertake a significant evaluation process in the qualification of new products, which contributes to a lengthy sales cycle. Our sales efforts involve communicating with our customers about the technical capabilities, use and benefits of our products and the potential cost savings achievable by customers choosing our products. In addition, a customer’s decision to purchase our products typically requires a lengthy approval process undertaken by several decision makers at the customer. Typically, our sales cycle for OEM customers is six to nine months, but may be longer in some cases. Our sales cycle for direct enterprise customers may be shorter depending upon the user environment. With both customer profiles we may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. Moreover, providing any additional functionality at the request of a customer may prolong the sales cycle. The lengthy and variable sales cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

Historically, sales to a limited number of customers have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer would harm our financial results.

The major industries in which we have participated are dominated by a limited number of OEM companies. As a result, historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In 2012, 2011 and 2010, sales to our ten largest customers accounted for an aggregate of 79.7%, 89.5% and 88.0%, respectively, of our total revenues. In 2012, our largest customer was EMC Corporation (“EMC”), which accounted for 20.5% of our total revenues.

We expect that sales of our products to a limited number of customers will continue to comprise a significant portion of our revenues for the foreseeable future. The percentage of our revenues from our major customer base changes from quarter to quarter as the market demand for our customers’ products changes, and we expect this variability to continue in the future. In addition, the industries in which many of our customers compete have experienced, and may continue to experience, consolidation, which may result in increased customer concentration and/or the loss of customers. Most of our customers are not required to purchase any specific volumes, and may discontinue their relationships with us at any time. The loss of, or a significant reduction in purchases by, any of our major customers or significant pricing and margin pressures exerted by any of our significant customers could materially harm our business, financial condition, results of operations and cash flows.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner and gain market acceptance.

The enterprise-storage, enterprise-server, and government, defense and industrial applications markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis and to respond to changing customer requirements. Delays in the development and introduction of our new or enhanced products could provide a competitor a first-to-market opportunity and allow a competitor to take market share. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer for that product offering because changing suppliers involves significant cost, time, effort and risk for the customer. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new industry standards, coordinate our technical personnel and identify and eliminate design flaws. Defects or errors found in our products after commencement of production could result in significant delays and damage our reputation and competitive position. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new or enhanced products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition, results of operations and cash flows.

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

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. The recently closed mergers between Hitachi GST and Western Digital and between Samsung’s HDD business and Seagate could exacerbate the degree of competition that we face. Our larger, more heavily resourced competitors may be in a better position than us to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver more competitive products, or products more quickly or at a lower price.

In addition, some of our competitors earn a significant portion of their revenue from business units outside the storage industry. Because they do not depend solely on sales of storage products to achieve profitability, they may sell storage devices at lower prices and operate their storage business unit at a loss over an extended period of time while choosing to offset these losses with profits from other business units.

Moreover, some of our customers have integrated and may continue to integrate lower cost, lower performance Serial Advanced Technology Attachment (“SATA”) drives with a SAS or FC connectivity bridge instead of our native SAS and Fibre Channel ZeusIOPS® products, thereby offering a lower cost alternative to our products and negatively affecting the sales of our products to those customers. Furthermore, lower-priced SAS and/or FC based SSDs sold by some of our competitors have already been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

It is difficult to forecast customer and end-user demand, in part because the market for enterprise Flash-based SSD products is still in its early stages, rapidly evolving, and becoming increasingly competitive.

The enterprise Flash-based SSD market is still in its early stages, rapidly evolving, and becoming increasingly competitive. As a result, it is difficult to predict, with any precision, customer and end-user demand for our products or the future growth rate and size of this market. Our ability to predict future sales is further limited because our SSDs are currently offered as options in the majority of our customers’ systems. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility may continue to be limited. In addition, our customers’ demand for our products depends on demand for their product, inventory levels and other factors, and can vary considerably from quarter to quarter, therefore it is difficult for us to forecast our customers’ demand beyond the current quarter as purchases in one period may not be indicative of purchases in future periods.

Our dependence on a small number of component suppliers, including integrated circuit device suppliers, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically, integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In 2012, Hynix, Samsung, and Toshiba supplied substantially all of the Flash IC devices used in our Flash-based products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

As part of the qualification process for our products, our customers typically qualify the specific controller and Flash and DRAM ICs that are components in our products. If any of our suppliers experience quality control problems, our products that utilize that supplier’s ICs may be disqualified by one or more of our customers. A supplier disqualification would disrupt our supply of ICs, reduce the number of suppliers available to us and adversely affect our ability to fulfill our customers’ product orders. In some instances, we may be required to qualify a new supplier’s ICs, which could negatively impact our revenues during the new qualification process. There can be no assurance that we would be able to find and successfully qualify new suppliers in a timely manner or obtain ICs from new suppliers on commercially reasonable terms, which could damage our relationships with existing or potential customers and could materially harm our operating results.

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

Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to a number of risks, including:

•	The inability to obtain an adequate supply of components;

•	The inability to obtain component information that is used in the optimization of a supplier’s components in our finished products;

•	Price increases, late deliveries and poor component quality;

•	An unwillingness of a supplier to supply components to us;

•	A key supplier’s or sub-supplier’s inability to access credit or other financial resources necessary to operate its business;

•	A supplier’s or sub-supplier’s inability to source certain necessary rare earth materials to build its products;

•	Failure of a key supplier to remain in business or adjust to market conditions;

•	Consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components;

•	An inability to directly control component delivery schedules; or

•	Failure of a supplier to meet our quality, yield or production requirements.

Since we have no long-term supply contracts with these third-party foundry subcontractors, there is no guarantee that they will devote sufficient resources to manufacture our components. If we are unable to increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products, which could have a material] adverse effect on our business, financial condition, results of operations and cash flows.

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

These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for storage capacity may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for new products.

Our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management, the emergence of processes such as cloud computing, data deduplication and storage virtualization, or otherwise. These factors could lead to our customers not willing to pay higher prices for our products, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our average selling prices could decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

These industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices, which have negatively impacted our average sales prices, revenues and earnings. Any future industry downturns could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further industry consolidation could harm our business by increasing the resources of our competitors, reducing the number of suppliers available to us for our product components and increasing competition for customers.

The storage industry has experienced consolidation over the past several years. Consolidation by our competitors may enhance their capacities, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. Additionally, continued industry consolidation may lead to a reduction in the number of suppliers and uncertainty in areas such as component availability, which could negatively impact our cost structure. Further consolidation among our customers may harm our business by increasing competition for customers and reducing the number of customer-purchasing decisions.

Global economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

As a result of the prolonged downturn in global economic activity and the ongoing sovereign debt crisis in Europe, spending on information technology has deteriorated significantly in the U.S. and many other countries and may remain depressed for the foreseeable future. Uncertainty in the financial and credit markets has caused many of our customers to postpone or cancel purchases. These worldwide economic conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause our customers to further reduce or slow spending on our products, which would delay and lengthen sales cycles.

Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may also face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow.

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

As described in detail in Note 7 – “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, a class action is pending in the United States District Court for the Central District of California, alleging, among other things, that STEC and certain of our senior officers and directors violated the federal securities laws by issuing materially false and misleading statements. On October 5, 2012, we entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by STEC or the other defendants. STEC and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. The Settlement Agreement remains subject to court approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement. At this time, there can be no assurance that the conditions to effect the settlement will be met, that the Settlement Agreement will receive the required court and other approvals or that the settlement will become final. We expect the settlement of the federal class action will also result in a full release of the class claims asserted in the previously disclosed class action in the Superior Court of Orange County, California.

The amount of the settlement exceeds the liability coverage available currently under our insurance policies and thus has negatively impacted our results of operations – See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details. We expect that our contribution to the settlement will be made before the end of the first quarter of 2013, which will negatively impact our cash flows in the first quarter of 2013.

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

Regardless of the merits, the cost of defending the litigation described above and any future litigation to which we may be subject if our insurance carriers fail to cover, or provide adequate coverage given policy limits, and the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows. An unfavorable outcome in any such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During 2009, the U.S. Securities and Exchange Commission (the “SEC”) commenced a formal investigation involving trading in our securities. On July 19, 2011, we received a “Wells Notice” from the SEC stating that the Staff of the SEC was considering recommending that the SEC initiate a civil injunctive action against STEC, our Founder, Manouch Moshayedi, and our CEO and President, Mark Moshayedi, for violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against Manouch Moshayedi. At the same time, the SEC also notified us that it would not bring an enforcement action against STEC or any of our other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Manouch Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Manouch Moshayedi has informed us that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action. Regardless of the merits, the cost of defending such claims if our insurance carriers fail to cover, or provide adequate coverage given policy limits, and the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows. An unfavorable outcome of the SEC’s litigation against Manouch Moshayedi could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not successfully manage the transition associated with our interim Chief Executive Officer, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

On September 17, 2012, our board of directors appointed Mark Moshayedi, who was then STEC’s President, Chief Operating Officer and Chief Technical Officer, to succeed Manouch Moshayedi as interim Chief Executive Officer. Leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including our relationships with customers and employees. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. It may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. In addition, a third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. For example, as described in detail in Note 7 – “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, on September 7, 2011, Solid State Storage Solutions, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas against us and several other defendants alleging that certain of our products and or/services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc. On December 19, 2012, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and precludes the plaintiff from again claiming that our products infringe their patents. Although we continue to dispute that our products infringe any valid claims of patents, the settlement enables us to avoid further legal defense costs and the diversion of management resources, and the settlement should not be deemed an admission of any liability. On January 2, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

From time to time, we receive letters from third parties suggesting that some or all of our products may infringe third party patents. In each instance, our management determines whether the allegations in the letters have sufficient justification and specificity to require a response. When we believe it is appropriate to do so, our management seeks the advice of counsel on these matters. In the event of an adverse outcome from such claims, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop, license or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology.

Our failure to obtain a required license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. We may not be successful in redesigning our products. Product development related to redesigning our products or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

Some of our suppliers and licensors have generally agreed to provide us with various levels of intellectual property indemnification for products and technology that we purchase or license from them. However, our suppliers’ and licensors’ obligation to indemnify us for intellectual property infringement may be insufficient or inapplicable to any such litigation or other claims of intellectual property infringement.

Our indemnification obligations for products that infringe the intellectual property rights of others could require us to pay substantial damages.

We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and expenses that may arise from the infringement by our products and services of third-party patents, trademarks or other proprietary rights. Although the scope of such indemnity varies, the term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments we could be required to make under these indemnification agreements is generally unlimited. We may periodically have to respond to claims and litigate these types of indemnification obligations. Given that our insurance does not cover intellectual property infringement, any such indemnification claims could require us to pay substantial damages that may result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our insurance coverage is limited, and any incurred liability resulting from inadequately covered claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our insurance policies may not be adequate to fully offset losses from covered claims, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. Nevertheless, as described in Note 7 – “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K, the settlement amount under the terms of the Settlement Agreement with the federal class action Lead Plaintiff is in excess of our director and officer insurance coverage limits for the applicable insurance claim period, and has negatively impacted our results of operations—See Item 7, Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details. We expect that our contribution to the settlement will be made by the end of the first quarter of 2013, which will negatively impact our cash flows in the first quarter of 2013. If our insurance coverage for future insurance claim periods is inadequate to protect us against catastrophic losses or unpredictable liabilities, any uncovered losses or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not successfully manage any reductions in workforce, our business could be disrupted and have a material adverse effect on our financial condition, results of operations and cash flows.

We have recently implemented changes to reduce operating expenditures, including certain reductions in workforce. Our inability to successfully manage these changes, and detect and address any issues that may arise, could disrupt our business and have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, these steps may not reduce our cost structure to a level sufficient to enable us to be profitable.

Disruptions to our operations could substantially harm our business.

Substantially all of our manufacturing operations are located in Penang, Malaysia. In addition, a substantial amount of our supply chain is dependent on international suppliers and a significant amount of our products are shipped to international customers. Further, we undertake various research and development, sales and marketing activities through regional offices in a number of foreign countries. These international operations are subject to many inherent risks, including but not limited to, government intervention, political instability, acts of terrorism, power failures, health pandemics and natural disasters, including earthquakes, tsunamis, fires or floods, and disruptions in global transportation arising from labor difficulties, natural disasters and political instability. Our U.S. operations are also subject to many of these inherent risks. For example, our headquarters and various U.S.-based research and development activities are located in Southern California, an area with above average seismic activity due to the proximity of major earthquake fault lines. In addition, our Santa Ana, California headquarters and our facility in Penang, Malaysia are located within close proximity to airports and flight paths, and we may be more susceptible to plane crashes into our facilities.

A disruption to our facility in Penang, Malaysia could substantially limit our manufacturing capabilities. In addition, natural disasters in Southeast Asia may threaten the ability of our suppliers to provide us with required components or customers to obtain a sufficient supply of components required for their end products, causing them to postpone or cancel orders for our products. For example, while severe flooding in Thailand in October 2011 did not have an immediate impact on our business because we do not have operations in that country, Thailand’s infrastructure was severely damaged by the flooding, significantly impacting businesses operating in Thailand. Any of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The operation of our business is dependent on effective and secure information systems.

In the ordinary course of our business, we collect and store electronically sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners and employee data. The secure maintenance, use and transmission of this information is critical to our operations. Despite our security measures, our information technology systems and infrastructure may be vulnerable to cyber-security attacks by hackers or breached due to employee error, malfeasance or other disruptions. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach could compromise our information technology systems and networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations (including supply chain) and the services we provide to customers and damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may make acquisitions and strategic investments that are dilutive to existing shareholders, resulting in unanticipated accounting charges or otherwise adversely affect our results of operations.

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions:

•	We could issue stock that would dilute our shareholders’ percentage ownership;

•	We may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities; and

•

They may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill.

Any of these could negatively impact our results of operations. In addition, we have made and expect that we may continue to make strategic investments in early-stage companies. These investments may require us to consolidate or record our share of the earnings or losses of those companies. Furthermore, we may have little or no influence over the early-stage companies in which we have made or may make strategic investments. Each of these investments in pre-public companies involves a high degree of risk, and we may not achieve liquidity in these investments for a number of years after the date of the investment, if at all. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Any losses or impairments arising from our investment in these early-stage companies may adversely affect our financial results until we exit from or reduce our exposure to these investments.

If the return on our investments in our core technologies, certain revenue growth initiatives and complementary new technologies is lower or develops more slowly than we expect, or if we are required to invest substantially more resources than anticipated, our business, financial condition and results of operations could be materially and adversely affected.

In order to remain competitive, we have been realigning and are dedicating significant resources to focus on our core technologies, certain revenue growth initiatives and complementary new technologies that will help us solve our customers’ most complex storage and server issues. There is no assurance that our investment in these areas will lead to successful results. We could also be required to devote substantially more resources than anticipated due to the entry of new competitors, technological advances by competitors or other competitive factors. If the return on these investments is lower or develops more slowly than we expect, or if we are required to devote substantially more resources than anticipated without a corresponding increase in revenue, our business, financial condition and results of operations could be materially and adversely affected.

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisitions we may undertake.

Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our management team may be diverted from our core business if we undertake any future acquisitions. Any potential future acquisition could involve numerous risks, including, among others:

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

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisition could further divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges may be magnified as the size of an acquisition increases. In addition, we may not realize the intended benefits of any acquisition.

We may not be able to find suitable acquisition opportunities and even if we do find acquisition opportunities we believe are suitable, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.

Ineffective management of inventory levels or product mix, order cancellations, product returns and inventory write-downs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We also maintain third-party inventory hubbing arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs but do not recognize product revenue unless and until the customer has removed our product from the warehouse to incorporate into its end products. If a customer does not take our products under a hubbing arrangement in accordance with the schedule it originally provided us, our predicted future revenue stream could vary substantially from our forecasts and our results of operations could be materially and adversely affected. Additionally, because we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flow.

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

Our industry is competitive and historically has been characterized by declines in average sales prices. Our average sales prices may decline due to several factors, including competition, overcapacity in the worldwide supply of DRAM and Flash memory components as a result of worldwide economic conditions, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers. In the past, overcapacity has resulted in significant declines in component prices, which in turn has negatively impacted our average sales prices, revenues and gross profit. In addition, because a large percentage of our sales are to a small number of customers that are primarily distributors and large OEMs, these customers have exerted, and we expect they will continue to exert, pressure on us to make price concessions. If not offset by increases in volume of sales or the sales of newly-developed products with higher margins, decreases in average sales prices may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our business strategy. The successful implementation of our business model and business strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Mark Moshayedi, our CEO and President and a Director; Manouch Moshayedi, our Founder and a Director; and Raymond D. Cook, our Chief Financial Officer.

We believe that our ability to offer competitive equity packages to new and existing employees is important to our continued growth and success and to hiring and retaining key employees. Our shareholders approved an increase to the share reserve under our 2010 Incentive Award Plan at our 2012 annual meeting. If our shareholders fail to approve future increases, our ability to continue to offer competitive equity packages will be negatively impacted. Furthermore, in such event, we may need to instead offer material cash-based incentives to compete for talent, which may not be competitive and would have a negative impact on our financial condition, results of operations and cash flows.

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

We sell our products to customers in foreign countries and seek to increase our level of international business activity through the expansion of our operations into select markets, including Asia and Europe. Such strategy may include opening sales offices in foreign countries, outsourcing of manufacturing operations, establishing joint ventures with foreign partners and establishing additional manufacturing operations in foreign countries.

A failure to successfully and timely integrate these operations into our global infrastructure could have a negative impact on our overall operations, cause us to delay or forego some of the original perceived benefits of operating internationally, such as lower average production and engineering labor costs, better access to global markets, improved supply chain efficiency, reduced lead times, increased manufacturing efficiency through investments in new state-of-the-art equipment and a lower overall long-term effective tax rate. Establishing and running operations in a foreign country or region presents numerous risks, including:

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

We expect that our strategy to expand our international operations will require the expenditure of significant resources and the efforts and attention of our management. Unlike some of our competitors, we have limited experience operating our business in foreign countries. Some of our competitors may have a substantial advantage over us in attracting customers in certain foreign countries due to earlier established operations in that country, greater knowledge with respect to cultural differences of customers residing in that country and greater brand recognition and longer-standing relationships with customers in that country. If our international expansion efforts in any foreign country are unsuccessful, it could harm our reputation and cause us to incur expenses and losses, and we may decide to cease these foreign operations.

Our intellectual property may not be adequately protected, which could harm our competitive position.

Our intellectual property is critical to our success. As of March 8, 2012, we owned 48 patents and 88 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements, it is possible that our efforts to protect our intellectual property rights may not:

•	Prevent the challenge, invalidation or circumvention of our existing patents;

•	Prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

•	Prevent third-party patents from having an adverse effect on our ability to do business;

•	Prevent third parties from copying or otherwise obtaining and making unauthorized use of our technologies;

•	Provide adequate protection for our intellectual property rights;

•	Prevent disputes with third parties regarding ownership of our intellectual property rights;

•	Prevent disclosure of our trade secrets and know-how to third parties or into the public domain; and

•	Result in patents from any of our pending applications.

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

As a global company, we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, workplace safety, product safety, environmental laws, federal securities laws, tax regulations and other regulatory requirements affecting our foreign operations. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. and other regulations applicable or that may be applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, certain of our employees, contractors and agents, as well as those companies to which we outsource certain aspects of our business operations, including those based in foreign countries where practices, which violate such laws and regulations may be customary, may take actions in violation of our internal policies.

Non-compliance with applicable regulations or requirements could subject us or our employees to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, prohibitions on the conduct of our business and damage to our reputation. These actions could harm our business, financial condition, results of operations and cash flows. If any governmental sanctions or fines are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Foreign currency fluctuations could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.

The volatility of general global economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 44.5%, 68.0% and 59.1%, of our total revenues in 2012, 2011 and 2010, respectively. In 2012, 20.4% of our revenues were derived from billings to customers in Singapore. In 2011, 43.6% and 12.6% of our revenues were derived from billings to customers in Singapore and the Czech Republic. In 2010, 22.9%, 12.2% and 10.9% of our revenues were derived from billings to customers in Singapore, the Czech Republic and Malaysia, respectively. For 2012, 2011, and 2010 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, our international customers may not be willing to continue to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to greater variations from foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

Furthermore, we purchase a majority of the Flash and DRAM components used in our products from foreign suppliers. Although our purchases of Flash and DRAM components are currently denominated in U.S. dollars, a devaluation of the U.S. dollar relative to the currency of a foreign supplier would result in an increase in our cost of Flash and DRAM components.

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

In addition, we evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during 2012 on our net U.S. deferred tax assets of $37.0 million. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses and tax credit carryforwards and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

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

Risks Related to Our Common Stock

Our stock price is highly volatile.

Our common stock has been publicly traded since September 2000. The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 to March 8, 2013 common stock has traded at prices as low as $3.95 and as high as $25.44 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. As a result of volatility, the market price of our common stock may materially decline, regardless of our operating performance. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.

In the past, we and other companies that have experienced volatility in the market price of their securities have been, and we currently are, the subject of securities class action litigation. Litigation of this type is often expensive, diverts management’s attention and resources and could have a material adverse effect on our business, results of operations and market price of our common stock.

Our quarterly operating results have fluctuated in the past, and we expect our quarterly operating results to continue to fluctuate in future periods, which could cause our stock price to fluctuate or decline.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past due to the uncertain current global economic environment. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section and the following:

•	Impact of changing and recently volatile U.S. and global economic conditions, including the ongoing European debt crisis and resulting instability (and potential dissolution) of the Euro;

•	The downgrade by Standard and Poor’s of the United States’ sovereign credit rating and its impact on financial markets and companies’ ability to raise capital;

•	Our suppliers’ production levels of the components used in our products;

•	Our ability to procure required components;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer or product revenue mix;

•	The loss of one or more of our customers;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Expenses associated with the startup of new operations or divisions;

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new manufacturing operations, new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation; and

•	Increases in our sales and marketing and research and development expenses in connection with decisions to pursue new product initiatives.

Due to such factors, quarterly revenues and results of operations are difficult to forecast, and period-to-period comparisons of our operating results may not be predictive of future performance.

Failure to maintain effective internal control over financial reporting could cause our investors to lose confidence in our reported financial information and operating results and adversely affect the market price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. In addition, a failure to maintain such controls could result in misstatements in our financial statements. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

Two of our largest shareholders are executives and directors of our company and their interests may diverge from other shareholders.

Mark Moshayedi and Manouch Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded STEC. They have owned a substantial amount of shares since our inception. As of December 31, 2012 Mark and Manouch Moshayedi beneficially owned, in the aggregate, approximately 12% of our outstanding common stock. This beneficial ownership percentage does not include shares that were gifted by Mark Moshayedi to an irrevocable trust for the benefit of his descendants and shares that were gifted by Manouch Moshayedi to an irrevocable trust for the benefit of his descendants, which aggregate to approximately 5% of our outstanding common stock, but to which Mark and Manouch Moshayedi, respectively, disclaims beneficial ownership. As shareholders, Mark and Manouch Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Mark Moshayedi is our CEO and President and Manouch Moshayedi

is our Founder, both being STEC Board members. As a result, they have the potential ability to influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential influence could affect the price that certain investors may be willing to pay for shares of our common stock.

Certain provisions in our charter documents and equity incentive plans could prevent or delay a change in control and, as a result, negatively impact our shareholders.

Certain provisions in our charter documents and equity incentive plans could have the effect of discouraging a takeover attempt. For example, provisions in our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions also could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Potential proxy contests could be disruptive and costly and the possibility that there may be change on or control of our Board of Directors could cause uncertainty about the direction of our business.

For the 2013 Annual Meeting of Shareholders, two shareholders have jointly provided notice to us of their nomination of seven persons for election as directors on our Board of Directors. Proxy contests can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of the Board of Directors may lead to concerns of a change in the direction of the business or instability or lack of continuity in our business, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serve as our corporate headquarters. In addition to our executive offices, these facilities also contain engineering, administration, and sales and marketing staff. We lease these facilities from MDC Land LLC, a limited liability company owned by Mark Moshayedi, Manouch Moshayedi and Mike Moshayedi, each of whom is a founder of STEC. In addition, Mark Moshayedi is our CEO and President and Manouch Moshayedi is our Founder, both being STEC board members.

The base rents for the 24,500 and 48,600 square foot facilities were approximately $21,000 and $36,000 per month, respectively, during 2012. These leases expire in July 2017 and for the remainder of both of the lease terms, base rent shall be adjusted every two years based on the change in the Consumer Price Index.

We own a 210,000 square foot manufacturing facility in Penang, Malaysia that serves as a major hub for our international operational activities including manufacturing, engineering, sales and marketing, procurement, and logistics.

We lease facilities of approximately 10,000 square feet in Pune, India, which serves as our storage technology center for storage software development and for next-generation solutions incubation from early proof of concept through product development and productization.

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

	Price range of Common Stock
	High	Low
Year Ended December 31, 2012:
First Quarter	$10.59	$8.68
Second Quarter	$9.48	$6.95
Third Quarter	$8.34	$6.73
Fourth Quarter	$6.72	$4.07
Year Ended December 31, 2011:
First Quarter	$24.16	$17.68
Second Quarter	$21.70	$14.53
Third Quarter	$18.15	$8.49
Fourth Quarter	$11.72	$8.59

Recent Share Prices

The following table sets forth the closing sales prices per share of our common stock on the Nasdaq Global Select Market on December 31, 2012, the last trading day in 2012, and March 8, 2013. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease.

Closing Price
December 31, 2012	$4.93
March 8, 2013	$5.12

Holders

As of March 8, 2013, there were 26 holders of record of our common stock.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for us, the Nasdaq Composite Index and the Standard & Poor’s Semiconductors Index, assuming an investment of $100 on December 31, 2007. No cash dividends have been declared on our common stock. The graph covers the period from December 31, 2007 to December 31, 2012. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among STEC, Inc., the NASDAQ Composite Index,

and the S&P Semiconductors Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

None.

Equity Compensation Plan Information

The equity compensation plan information required by this Item is set forth in Part III, Item 12, “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We had no outstanding stock repurchase programs during the three months ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes set forth in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data at December 31, 2012 and 2011 were derived from our consolidated financial statements that have been audited by our independent registered public accounting firm, and are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 were derived from our audited consolidated financial statements and are not included in this Annual Report on Form 10-K. On February 9, 2007, we entered into an Asset Purchase Agreement with Fabrik, Inc. and Fabrik Acquisition Corp. for the sale of assets relating to a portion of our business which was engaged in the design, final assembly, selling, marketing and distributing of consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions, and known as the Consumer Division. The selected financial data of all periods presented have been reclassified to reflect the assets, liabilities, revenues and expenses of the Consumer Division as a discontinued operation.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Operations:
Net revenues	$168,308	$308,059	$280,149	$354,183	$227,445
Cost of revenues	108,469	173,852	158,430	185,236	156,358

Gross profit	59,839	134,207	121,719	168,947	71,087

Sales and marketing	28,188	23,790	19,396	20,352	19,045
General and administrative	47,096	30,563	28,623	28,543	25,476
Research and development	66,617	54,656	44,148	27,481	21,081
Special charges	—	—	990	3,408	—

Total operating expenses	141,901	109,009	93,157	79,784	65,602

Operating (loss) income	(82,062)	25,198	28,562	89,163	5,485
Other (loss) income, net	(12,305)	107	2,579	601	1,380

(Loss) income from continuing operations before provision for income taxes	(94,367)	25,305	31,141	89,764	6,865
Provision for income taxes	(8,857)	(205)	(2,440)	(18,221)	(2,714)

(Loss) income from continuing operations	(103,224)	25,100	28,701	71,543	4,151

(Loss) income from discontinued operations before benefit (provision) for income taxes	—	—	(261)	1,838	238
Benefit (provision) for income taxes	—	—	98	(768)	(97)

(Loss) income from discontinued operations	—	—	(163)	1,070	141

Net (loss) income	$(103,224)	$25,100	$28,538	$72,613	$4,292

Net (loss) income per share:
Basic:
Continuing operations	$(2.22)	$0.50	$0.57	$1.45	$0.09
Discontinued operations	—	—	(0.01)	0.02	—

Total	$(2.22)	$0.50	$0.56	$1.47	$0.09

Diluted:
Continuing operations	$(2.22)	$0.50	$0.56	$1.41	$0.08
Discontinued operations	—	—	(0.01)	0.02	—

Total	$(2.22)	$0.50	$0.55	$1.43	$0.08

Shares used in per share computation:
Basic	46,472	49,847	50,699	49,350	49,956
Diluted	46,472	50,652	51,432	50,896	51,132

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$158,232	$180,853	$170,457	$135,658	$33,379
Short-term investments	—	—	—	10,000	—
Working capital	185,878	260,815	275,026	227,607	128,191
Total assets	289,771	335,026	365,455	325,516	206,429
Total shareholders’ equity	225,182	310,353	322,174	278,595	181,563

Special charges in 2010 and 2009 consist of restructuring charges and (gains) losses on assets held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by applicable laws or regulations.

Overview

We are a leading global provider of enterprise-class SSDs that are designed specifically for systems and applications that require high IO capabilities with low latencies for fast access to critical user data.

We design and develop SSD solutions for our customers in a full range of industries and applications. We also design and develop SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional HDDs. We market our products to OEMs, OEM distributors, value added resellers, enterprises, and end-user customers, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs. Our SSDs are incorporated into products used in a variety of industries, including cloud computing, defense, e-commerce, financial services, government, health care, transportation, virtualization, and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density DRAM modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in research and development and complementary new technologies that will help us solve our customers’ most complex storage and server issues. This means that we are working to develop solutions that will ultimately help our customers to accelerate applications, retrieve data faster, and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia and a research design center in Pune, India.

We are focusing on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized high-performance, high-endurance SSDs, including our ZeusIOPS® and MACH product families;

•	Expanding our product portfolio to include software offerings that strategically utilize our solid-state storage technology;

•	Adding PCIe-based SSD products that reside inside the server to enable the use of Flash storage closer to the system CPU and memory; and

•

Expanding new market opportunities that leverage our core SSD expertise by investing in our sales and marketing infrastructure to increase our channel presence and sales to enterprise and end-user customers.

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

Recent Litigation Developments

Please see Part II, Item 1, “Legal Proceedings,” and Note 7—“Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion about:

•

STEC’s Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle and resolve all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by STEC or the other defendants and which remains subject to final court approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement.

•

STEC’s confidential settlement with Solid State Storage Solutions, Inc. to settle and resolve all pending claims alleging that certain of STEC’s products and or/services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc. and precludes the plaintiff from again claiming that STEC products infringe their patents.

•	SEC’s Complaint filed against STEC’s Founder on July 29, 2012.

Operating Results Volatility

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons, including the following:

•

The majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues are concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. For example, we believe that the primary reason for the decline in our sales in 2012 over 2011 has been our transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products, in addition to increased competition in the enterprise market, which has decreased our market share with certain customers.

•

Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in the majority of our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited.

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

•

The enterprise SSD market is still in its early stages, rapidly evolving and becoming increasingly competitive. Many of these competitors are large, conglomerate businesses with considerable resources. We are facing competition from SSD suppliers with lower-cost drives. Despite the performance and latency advantages of our ZeusIOPS® drives, these lower cost alternatives have been gaining traction, which has resulted in a decrease in our market share at certain customers. Furthermore, competitive Serial Attached Small Computer Interface System (“SAS”) and/or Fibre Channel (“FC”) based SSDs have been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. A significant reduction in our market share as a result of SSD competition could have a material adverse effect on our business and result of operations.

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

Flash-based product revenue was $162.2 million, $294.6 million and $237.4 million in 2012, 2011 and 2010, respectively. The decrease in Flash-based product revenues from 2011 to 2012 was due primarily to a $148.2 million decrease in Flash-based product sales to three customers, partially offset by a $23.7 million increase in Flash-based product sales to two customers. The increase in Flash-based product revenues from 2010 to 2011 was due primarily to a $91.4 million increase in Flash-based product sales to two customers, partially offset by a $25.0 million decrease in Flash-based product sales to one customer. Sales of Flash-based products represented 96%, 96% and 85% of our total revenues in 2012, 2011 and 2010, respectively.

A significant development in enterprise SSDs is the use of MLC Flash, which is more cost-effective than SLC Flash. Incorporating MLC Flash into SSDs is increasingly important within the enterprise market given the growing need for cost- effective, high-performance enterprise solutions. Our MLC-based SSDs are enhanced by our proprietary technologies, including our CellCare™ technology which increases endurance of MLC Flash to meet enterprise life requirement levels and our Secure Array of Flash Elements™ (S.A.F.E.) technology, which provides added data reliability. Our MLC-based SSDs also use our proprietary SSD ASIC controller technology to achieve fast write speeds and improved performance over the entire life of the drive.

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

From time to time, we may make strategic investments in order to promote our business and strategic objectives. In December 2012, we acquired a minority ownership interest in a privately held company specializing in software-designed storage for approximately $5.0 million. We believe this investment will further our efforts to gain access to additional customers and leverage the benefits of our respective technologies to solve customer needs.

In April 2011, we acquired certain assets of Knowledge Quest Infotech Private Limited (“KQI”), a software development company based in Pune, India. The portfolio of acquired assets includes KQI’s intellectual property rights. In addition, we hired approximately 30 key employees of KQI to augment our existing software development team. The KQI asset acquisition was not material to our historical consolidated financial position, results of operations or cash flows. This acquisition provides us with additional system design, storage software and virtualization expertise that will be helpful in our efforts to optimize the performance of our products in evolving storage architectures. We expect to continue to make strategic investments to enhance and expand our customer base, product offerings, and intellectual property portfolio.

In September 2011, we opened our storage technology center located in Pune, India. This design center provides us with additional storage software development resources for our products, such as our EnhanceIO™

SSD Cache Software, and for next-generation solutions to be incubated from early proof of concept through product development and productization. We plan to strategically utilize our storage technology center and our software development team to create software products that are complementary to our already extensive enterprise-class solid-state portfolio. Developers working in the center are creating software that is designed to enable customers to take full advantage of SSD performance, endurance and reliability, which we expect will further drive widespread adoption of SSDs in the enterprise.

Although the enterprise Flash-based SSD market is still in its early stages, evolving and difficult to predict, we are encouraged by the variety of applications that our SSDs are able to support. The use of data-tiering software by storage OEMs is also helping to increase the use of SSDs by enhancing the overall performance level of enterprise-storage systems. In addition, the introduction of all flash arrays by both leading and emerging storage OEMs is increasing the use of flash in the enterprise. At the same time, the availability of caching software, when coupled with SSDs, is beginning to drive greater adoption in the server space. Also, we employ certain marketing programs and sales initiatives on a selective basis with our customers in an effort to advance our SSD products. As more customers and end-users experience the benefits of SSD technology, we believe the marketplace will continue to expand.

We also offer both monolithic DRAM modules and DRAM modules based on our proprietary stacking technology. We derived $5.1 million, $10.2 million, and $42.5 million in revenues from the sale of DRAM products during 2012, 2011, and 2010, respectively. Sales of DRAM products represented 3%, 3%, and 15% of our total revenues in 2012, 2011, and 2010, respectively. The decrease in sales of DRAM products from 2010 to 2011, and from 2011 to 2012, was due primarily to our focus on growing SSD-based product sales which resulted in a change in the composition of our product mix, reflecting a greater percentage of SSD revenues and a decrease in DRAM revenues. Since our revenue growth initiatives are focused on sales of our SSDs and sales of our DRAM products are made to a limited number of customers, we expect this variability to continue in the future.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 79.7% of our revenues in 2012, compared to 89.5% of our revenues in 2011, and 88.0% of our revenues in 2010. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships.

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

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Year Ended December 31,
	2012	2011	2010
United States	55.5%	32.0%	40.9%
Singapore	20.4%	43.6%	22.9%
Czech Republic	*	12.6%	12.2%
Malaysia	*	*	10.9%
Other*	24.1%	11.8%	13.1%

Total	100.0%	100.0%	100.0%

*	Less than 10%

Sales billed to customers in the United States as a percentage of total sales increased in 2012 compared to 2011 due primarily to a decrease in product sales made to international customers, partially offset by a decrease in product sales to a single customer in the United States and decreased in 2011 compared to 2010 due primarily to a decrease in product sales to a single customer. Sales billed to customers in Singapore decreased in 2012 compared to 2011 due primarily to a decrease in product sales to two customers and increased in 2011 compared to 2010 due primarily to an increase in product sales to two customers. Sales billed to customers in the Czech Republic decreased in 2012 compared to 2011 and decreased in 2011 compared to 2010 due primarily to a decrease in product sales to a single customer. Sales billed to customers in Malaysia decreased in 2011 compared to 2010 due primarily to a decrease in product sales to a single customer. Increased competition in the market and a delay in introducing our next-generation of products has decreased our market share with certain international customers.

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

We generally expect to experience some seasonality in our business resulting in lower sales in the first quarter and higher sales in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business and concentration of our customers, seasonality may not always be a determining factor for our results of operations. For example, during the fourth quarter of 2012, we did not experience a seasonal increase in sales. We believe the decline in sales in the fourth quarter of 2012 was due primarily to increased competition and a delay in introducing our next generation of products to market, rather than seasonality.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data reflected as a percentage of revenues.

	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	64.4	56.4	56.6

Gross profit	35.6	43.6	43.4

Operating expenses:
Sales and marketing	16.7	7.7	6.9
General and administrative	28.0	9.9	10.2
Research and development	39.6	17.8	15.8
Special charges	0.0	0.0	0.3

Total operating expenses	84.3	35.4	33.2

Operating (loss) income	(48.7)	8.2	10.2
Other (expense) income, net	(7.4)	0.0	0.9

(Loss) income from continuing operations before income taxes	(56.1)	8.2	11.1

Comparison of the years ended December 31, 2012 and 2011

Net Revenues. Our revenues decreased 45% from $308.1 million in 2011 to $168.3 million in 2012 due primarily to a $132.4 million, or 45%, decrease in Flash-based product sales, which primarily is a result of a delay in the introduction of our next-generation products and increased competition. Within Flash-based product sales, shipments of our Zeus IOPS® SSDs decreased 44% from $235.8 million in 2011 to $131.0 million in 2012.

Our reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues come from orders that are received just prior to or within the same quarter. In addition, our SSDs are currently offered as options in our customers’ systems. Therefore, the demand for these SSDs is unpredictable and fully dependent on end-user requirements. Unless and until our SSDs are offered as a standard feature in our customers’ systems, our demand visibility will continue to be limited. Our backlog of sales orders waiting to be filled was $7.8 million as of December 31, 2012 and $28.5 million as of December 31, 2011. Our backlog has decreased due primarily to a decrease in customer orders for our SSD products.

Gross Profit. Our gross profit decreased 55% from $134.2 million in 2011 to $59.8 million in 2012. Gross profit as a percentage of revenues decreased from 43.6% in 2011 to 35.6% in 2012. The decrease in gross profit in absolute dollars was due primarily to a decrease in sales of Flash-based products. The decrease in gross profit as a percentage of revenue was due primarily to the decrease in revenues as discussed above and an increase in fixed production overhead and labor costs as a percentage of total revenues, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are primarily comprised of payroll and payroll-related costs for our domestic and international sales and marketing employees and expenses for tradeshows. Sales and marketing expenses increased 18% from $23.8 million in 2011 to $28.2 million in 2012. Sales and marketing expenses as a percentage of revenues increased from 7.7% in 2011 to 16.7% in 2012. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to a $3.9 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation and a $1.4 million increase in marketing and advertising related costs as part of our efforts to increase our channel presence and sales to enterprise and end user customers, partially offset by a $1.7 million decrease in sales commissions due to lower revenues during 2012. The increase in sales and marketing expenses as a percentage of revenues was also due to the fixed nature of certain sales and marketing costs and a decrease in revenues. We expect our sales and marketing expenses to continue to increase as we focus on expanding our customer base.

General and Administrative. General and administrative expenses are comprised primarily of personnel costs for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 54% from $30.6 million in 2011 to $47.1 million in 2012. General and administrative expenses as a percentage of revenues increased from 9.9% in 2011 to 28.0% in 2012. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due primarily to a $12.2 million increase in litigation costs related primarily to class action, SEC, and patent infringement litigation matters, which included a settlement of the patent infringement litigation, and a $2.9 million increase in payroll and payroll-related costs due to an increase in employee headcount and stock-based compensation. The increase in general and administrative expenses as a percentage of revenues was also due to the fixed nature of certain general and administrative costs and the decrease in revenues.

Research and Development. Research and development expenses are comprised primarily of personnel costs for our engineering executives and staff, product design consulting fees and material costs related to new product designs. Research and development expenses increased 22% from $54.7 million in 2011 to $66.6 million in 2012. Research and development expenses as a percentage of revenues increased from 17.8% in 2011 to 39.6% in 2012. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to a $7.9 million increase in payroll and payroll-related costs from an increase in research and development employee headcount during 2012 as compared to 2011 as the result of global research and development efforts and a $3.9 million increase in new product development expenses that were predominantly related to our Flash-based product line. The increase in research and development expenses as a percentage of revenues was also due to the fixed nature of certain research and development costs and the decrease in revenues.

Other (Expense) Income, net. Other expense, net was $12.3 million in 2012 and was mainly comprised of $15.2 million of estimated settlement agreement costs related to the class action litigation (see Note 7—“Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K), partially offset by $2.7 million of grant income received from the Malaysian government authority for qualified expenses. Other income, net was $107,000 in 2011 and was mainly comprised of $337,00 of interest income earned on our cash and cash equivalents, partially offset by $230,000 of losses on foreign currency remeasurements.

Provision for Income Taxes. Provision for income taxes was $205,000 in 2011 and $8.9 million in 2012. Provision for income taxes as a percentage of income before provision for income taxes increased from 0.8% in 2011 compared to 9.4% in 2012. The difference between our effective tax rate and the 35% federal statutory rate for 2012 resulted primarily from the effects of a full non-cash valuation allowance of $37.0 million against all of our U.S. deferred tax assets and foreign earnings taxed at rates lower than the federal statutory rate. Our effective tax rate each year will differ from previous years due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, the effect from changes to the valuation allowance, if any, and the mix of domestic and foreign earnings or losses. The change in our effective tax rate for 2012 compared to 2011 was due primarily to the effects of a full non-cash valuation allowance established in the second quarter of 2012 against all of our U.S. deferred tax assets. Not included in the provision for income taxes are tax benefits related to the retroactive reinstatement of the previously expired federal research and development tax credit to January 1, 2012 as part of the American Taxpayer Relief Act of 2012 (the “Act”). This exclusion is consistent with authoritative guidance, which states that the effects of changes in tax rates and laws are recognized in the period the new legislation is enacted which occurs in the U.S. when the President signs the legislation. The Act was signed into legislation on January 3, 2013. The inclusion of the tax benefits for federal research and development tax credits generated in 2012 would not have resulted in any increase or decrease to our provision for income taxes due to the full non-cash valuation allowance on our U.S. deferred tax assets.

We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $3.8 million, or $0.08 per diluted share, and $5.6 million, or $0.11 per diluted share, in 2012 and 2011, respectively.

We have not provided for U.S. taxes or foreign withholding taxes on approximately $82.8 million of undistributed earnings from our foreign subsidiaries because such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if a majority of these earnings were distributed, we have sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions to offset the amount of resulting taxable income such that we would not be subject to recording significant incremental income tax expense.

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we established a full non-cash valuation allowance during 2012 on our net U.S. deferred tax assets of $37.0 million, which is comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011 and $25.7 million of deferred tax benefits related primarily to U.S. tax credits and U.S. operating losses generated during 2012, net of accumulated net operating losses eligible for carryback. The remaining increase to the valuation allowance of $700,000 was related to the write-off of a deferred tax asset for stock options exercised during the year, which was recorded as a shortfall through additional paid in capital. This is in accordance with ASC 718-740-35-5 which states that the shortfall should result in no financial statement impact given that the write-off of the related deferred tax asset is directly offset by a corresponding reversal of the valuation allowance. The establishment of a full non-cash valuation allowance on our U.S. deferred tax assets did not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by us in the near term would be offset by an increase to our non-cash valuation allowance.

During 2012, our gross unrecognized tax benefits increased by $632,000 due for new unrecognized tax benefits for tax positions in the current year.

Net (Loss) Income. Net loss was $103.2 million in 2012 and net income was $25.1 million in 2011. The decrease in net income was due primarily to a $74.4 million decrease in gross profit, a $32.9 million increase in operating expenses, a $12.4 million increase in other expense and an $8.7 million increase in the provision for income taxes.

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

Special Charges. During the first quarter of 2009, we commenced the first phase of a reduction of our workforce primarily at our Santa Ana, California headquarters as part of the transition of certain of our operations to our facility in Penang, Malaysia. During the second quarter of 2010, we commenced the second phase of a reduction in our workforce, which also primarily impacted our Santa Ana, California headquarters. The first and second phases of the reduction in our workforce were completed as of March 31, 2010 and December 31, 2010, respectively.

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

Provision for Income Taxes. Provision for income taxes was $2.4 million in 2010 and $205,000 in 2011. Provision for income taxes as a percentage of income before provision for income taxes decreased from 7.8% in 2010 compared to 0.8% in 2011. The decrease in the effective tax rate for 2011 from 2010 is due primarily to income tax benefits related to a domestic operating loss in 2011 compared to income tax expense related to domestic operating income in 2010 and a decrease in reserves on certain tax exposures as the result of finalizing an income tax audit during 2011. We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $5.6 million, or $0.11 per share, and $4.9 million, or $0.09 per share, in 2011 and 2010, respectively.

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

Liquidity and Capital Resources

Working Capital, Cash, Cash Equivalents and Short-term Investments

As of December 31, 2012, we had working capital of $185.9 million, including $158.2 million of cash and cash equivalents, compared to working capital of $260.8 million, including $180.9 million of cash and cash equivalents at December 31, 2011, and compared to working capital of $275.0 million, including $170.5 million of cash and cash equivalents at December 31, 2010. Current assets were 4.2 times current liabilities at the end of 2012, compared to 14.3 times current liabilities at the end of 2011, and compared to 8.0 times current liabilities at the end of 2010.

As of December 31, 2012, of the $158.2 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $68.5 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations. If we are not able to achieve the planned improvements in the financial performance of our U.S. operations, which is contemplated in our business plan, we may need to re-assess our conclusion that these foreign funds will not need to be remitted to the U.S. in the foreseeable future.

Operating Activities

Net cash used in operating activities was $9.2 million in 2012 and resulted primarily from a net loss of $103.2 million, partially offset by a $20.0 million decrease in inventory, net of reserves, a $13.9 million decrease in accounts receivables, net of reserve, $15.7 million of non-cash stock based compensation expense, a $16.5 million litigation settlement charge, $14.8 million of non-cash depreciation and amortization, a $10.6 million non-cash decrease in deferred income taxes, and a $4.0 million increase in accrued and other liabilities. Inventory, net of reserves, decreased due primarily to lower inventory purchases in 2012 compared to 2011. Accounts receivable decreased due primarily to a decrease in revenues in the fourth quarter of 2012 compared to the fourth quarter of 2011. Deferred income taxes decreased due primarily to the establishment of a non-cash valuation allowance of $37.0 million against all of our U.S. deferred tax assets during 2012. During 2012, we recorded approximately $21.8 million of settlement costs and legal fees in excess of our insurance deductible under our director and officer insurance coverage and our insurance carriers paid $2.9 million of claims for legal fees incurred by us. We have recognized a liability, with a corresponding receivable of $20.6 million that offsets legal expense. The amounts will remain on the Consolidated Balance Sheet until the remainder of our claims are paid by our insurance carriers, subject to their reservation of rights.

Net cash provided by operating activities was $71.6 million in 2011 and resulted primarily from a $30.9 million decrease in inventory, net of reserves, net income of $25.1 million, a $16.8 million decrease in accounts receivable, net of reserves, $13.5 million of stock based compensation expense, and non-cash depreciation and amortization of $13.1 million, partially offset by a $19.6 million decrease in accounts payable. Inventory and accounts payable decreased due primarily to lower inventory purchases in 2011, compared to 2010. In 2010, we had increased purchases of raw materials under non- cancellable inventory purchase commitments in order to guarantee the availability of components for anticipated sales demand in 2010 and 2011. Accounts receivable, net of reserves, decreased due primarily to a decrease in revenues in the fourth quarter of 2011, compared to the fourth quarter of 2010. During 2011, we incurred approximately $4.4 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage. During 2011, our insurance carriers paid $3.5 million of claims for legal fees incurred by us. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers, subject to their reservation of rights.

Net cash provided by operating activities was $25.1 million in 2010 and resulted primarily from a $31.9 million decrease in accounts receivable, net of reserves, net income of $28.5 million, non-cash depreciation and amortization of $12.3 million, and $9.2 million of stock-based compensation expense, partially offset by a $47.6 million increase in inventory, net of reserves, a $3.6 million decrease in accounts payable, a $2.7 million benefit from non-cash deferred income taxes, and $2.1 million of excess tax benefits from share-based payment arrangements. Accounts receivable, net of reserves, decreased due primarily to a decrease in sales at the end of the fourth quarter of 2010, compared to sales at the end of the fourth quarter of 2009. Inventory increased due primarily to an increase in purchases of raw materials under non-cancellable inventory purchase commitments and a decrease in our inventory turns in the fourth quarter of 2010, compared to the fourth quarter of 2009 as we prepared to meet anticipated sales demand in 2010 and 2011. Accounts payable decreased as a result of lower inventory purchases in the fourth quarter of 2010, compared to the fourth quarter of 2009. During 2010, we incurred approximately $4.1 million of legal fees in excess of our insurance deductible under our director and officer insurance coverage. During 2010, our insurance carriers paid $3.7 million of claims for legal fees incurred by us. Accordingly, we have recognized a liability, with a corresponding receivable that offsets legal expense, until the remainder of our claims are paid by our insurance carriers.

Investing Activities

Net cash flows used in investing activities was $15.8 million in 2012 resulting primarily from $10.8 million in purchases of property, plant and equipment related to production and engineering equipment at our Malaysia and U.S. facilities and tenant improvements made to our facility in the U.S. In addition, in December 2012, we acquired a minority ownership interest in a privately held company specializing in software-defined storage for approximately $5.0 million.

As of December 31, 2012, we have made capital expenditures of approximately $46.9 million for our Malaysia facility primarily related to building construction costs, acquisition of leasehold interest in land and purchases of production equipment. We estimate that total investments in land, facilities and capital equipment will be approximately $38 million over the next five years ending December 31, 2017. We expect that the substantial majority of these estimated investments will relate to our Malaysia facility.

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

Financing Activities

Net cash provided by financing activities was $2.4 million in 2012 and resulted primarily from $2.1 million of proceeds realized from the exercise of stock options and $960,000 of excess tax benefits from share-based payment arrangements, partially offset by $700,000 of taxes paid related to net-share settlement of equity awards.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Currently, we do not have any repurchase programs in effect.

Net cash used in financing activities was $50.4 million in 2011 resulting primarily from a $55.1 million repurchase of our common stock under share repurchase programs and $1.2 million of taxes paid related to net-share settlement of equity awards, partially offset by $3.1 million of proceeds realized from the exercise of stock options and $2.8 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $5.9 million in 2010 resulting primarily from $3.8 million in proceeds realized from the exercise of stock options and $2.1 million of excess tax benefits from share-based payment arrangements.

On November 23, 2009, our subsidiary, STEC Technology Sdn. Bhd. (“STEC Malaysia”) entered into a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“DB Malaysia”).

The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees, which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. As of December 31, 2012, there was approximately $221,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. The Short-term Facility will be used to facilitate general business transactions and fund working capital requirements for STEC Malaysia on an as-needed basis. In the first quarter of 2013, STEC Malaysia and DB Malaysia agreed to reduce the Short-term Facility aggregate principal amount to $1.0 million, subject to meeting budget plan targets, in order to be more in line with its historical utilization, which has not exceeded $1.0 million.

In the first quarter of 2013, we transferred $15.2 million into an escrow account in the custody of the United States District Court for the Central District of California in accordance with the terms of the Settlement Agreement as described in Note 7- “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We believe that our existing assets, cash and cash equivalents on hand will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year to provide additional working capital if our revenues increase substantially, to expand our international operations or to consummate acquisitions of other businesses, products or technologies. We could consider raising such funds by accessing the capital or credit markets to issue equity or debt securities, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or new convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

•	Whether our revenues increase or decrease substantially;

•	Our relationships with suppliers and customers;

•	The market acceptance of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	Price discounts on our products to our customers;

•	Our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	The levels of inventory and accounts receivable that we maintain;

•	Our entrance into new markets;

•	Capital improvements to new and existing facilities;

•	Technological advances; and

•	Our responses to competitive products.

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

In the ordinary course of business, we may provide indemnities of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such commercial agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Set forth in the table below is our estimate of our significant contractual obligations at December 31, 2012 (in thousands):

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancellable inventory purchase commitments	$9,897	$9,897	$—	$—	$—
Operating lease obligations	5,543	1,534	2,539	1,470	—
Non-cancellable capital equipment purchase commitments	633	633	—	—	—
Other non-cancellable purchase commitments	537	537	—	—	—

Total	$16,610	$12,601	$2,539	$1,470	$—

As of December 31, 2012, we had a liability for unrecognized tax benefits, including interest and penalties of $6.4 million. We are unable to determine when cash settlement with tax authorities may occur and, therefore, this amount is not included in the table above.

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of STEC, Inc. and each of its subsidiaries. All accounts and transactions among STEC and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the presentation of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

•

Write-down of inventory for excess, obsolescence and lower of market values over costs. We purchase raw materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit our ability to effectively utilize all of the raw materials purchased and result in finished goods with above-market carrying costs, which may cause losses on sales to customers. We regularly monitor potential excess or obsolete inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to its market value.

•

Allowances for doubtful accounts and price protection. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly and all past due balances are reviewed for collectibility. Additionally, we maintain allowances for limited price protection rights for inventories of our products held by our distribution customers as a result of recent sales transactions to them. If we reduce the list price of our products, these customers may receive a credit from us. By monitoring our inventory levels with these customers, we estimate the impact of such pricing changes on a regular basis and adjust our allowances accordingly.

•

Goodwill, intangible assets, and other long-lived assets. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division in 2007, we operate in one operating segment and have one reporting unit. We assess potential impairment on an annual basis on the last day of the year and compare the market capitalization of the reporting unit to its carrying amount, including goodwill. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. We completed our annual goodwill impairment analysis at December 31, 2012 and determined that no adjustment to the carrying value of goodwill was required. Our assessment resulted in a reporting unit fair value that was greater than its carrying value at December 31, 2012 by approximately 13%. A future decrease in our stock price could indicate the impairment of goodwill which could require us to record a material charge to operations. Intangible assets with finite lives and other long-lived assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. We continually monitor events and changes in circumstances that could indicate that the carrying balances of our intangible assets may not be recoverable in accordance with the provisions of ASC 360. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions could cause a change in the results of the tests, and could require us to record impairment charges to our other long-lived assets.

•	Product returns. We provide for estimated future returns of products sold to customers at the time of sale based on historical experience, and actual results have been within our expectations.

•

Sales and marketing incentives. Sales and marketing incentives are offset against revenues or charged to operations in accordance with ASC 605-50, “Customer Payments and Incentives.” Sales and marketing incentives, amounting to $1.1 million in 2012 and $335,000 in 2011, were offset against revenues. During 2010, a customer elected to discontinue a sales incentive program that we implemented at the beginning of the fourth quarter of 2009. As a result, we reversed the related sales incentive program liability and recognized additional revenue in the amount of $1.4 million in 2010. Other sales and marketing incentives of $61,000 were offset against revenues for the year ended December 31, 2010.

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

•

Stock-based compensation expense. We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black-Scholes option-pricing model requires the input of certain assumptions that require our judgment including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimates, the stock-based compensation expense could be significantly different from what we recorded in the current period.

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

Interest Rate Risk

At December 31, 2012, our cash and cash equivalents were $158.2 million invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of December 31, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer.

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

We are also exposed to interest rate risks due to the possibility of changing interest rates under the “Short-term Facility” described in “Liquidity and Capital Resources.” Loan draws under the Short-term Facility will bear interest at various rates depending on the type of borrowing. As of December 31, 2012, there were approximately $221,000 of banker’s guarantees drawn against the Short-term Facility.

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

Equity Price Risk

In December 2012, we invested in a privately held company that specializes in software-defined storage. This investment is carried at cost and included in other assets, net in our Consolidated Balance Sheets and, as of December 31, 2012, the total carrying amount of this investment was approximately $5.0 million. Privately held companies in which we invested or will consider for investment are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEC, Inc.’s consolidated financial statements and schedule required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K.

The supplementary data required by this item is included in unaudited Note 13 to STEC, Inc.’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making their evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control Over Financial Reporting

Our management determined that, as of December 31, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of STEC, Inc.

We have audited STEC, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). STEC, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, STEC, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STEC, Inc. as of December 31, 2012, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 14, 2013

ITEM 9B.	OTHER INFORMATION

Effective as of March 11, 2013, we entered into amended and restated severance and change in control agreements (the “Severance and Change in Control Agreements”) with Raymond D. Cook and Robert M. Saman (each, an “Executive”). The Severance and Change in Control Agreements were approved by the Compensation Committee of our Board of Directors and revised the Executives’ prior severance and change in control agreements with respect to, among other matters, the following provisions:

•

If we terminate the Executive’s employment without “cause” or the Executive terminates employment for “good reason” (each as defined in the Severance and Change in Control Agreements), then (1) we will pay the Executive a lump sum amount equal to twelve months of the Executive’s monthly base salary (as defined in the Severance and Change in Control Agreements), provided that the Executive has executed an effective general release and waiver of claims in favor of us and our affiliates (“Effective Release”), (2) the Executive will be entitled to continue in our group medical insurance and group dental insurance under the continuation coverage provisions of COBRA for a period of twelve months following termination of employment (as defined in the Severance and Change in Control Agreements), or, if shorter, the period of time during which the Executive and his dependents remain eligible for coverage under COBRA, and (3) Executive’s stock awards that would have otherwise vested over the next twelve months will become vested, provided that the Executive has given us an Effective Release.

•

If a “change in control” (as defined in the Severance and Change in Control Agreements) occurs and within the three month period before and eighteen month period after the “change in control,” we terminate the Executive’s employment without “cause” (other than for death or disability) or the Executive terminates his employment for “good reason” (other than for death or disability), then if the Executive has given us an Effective Release, the Executive will receive the following:

•	a lump sum payment of his earned but unpaid base salary (as defined in the Severance and Change in Control Agreements);

•

on the sixtieth day following the “termination of employment,” a lump sum payment in an amount equal to eighteen months of the Executive’s “monthly base salary” (as defined in the Severance and Change in Control Agreements);

•

continued participation in our group medical insurance and group dental insurance under the continuation coverage provisions of COBRA for a period of eighteen months following termination of employment, or, if shorter, the period of time during which the Executive and his dependents remain eligible for coverage under COBRA;

•

an amount equal to 150% of (i) the Executive’s target bonus for the fiscal year in which the date of termination (as defined in the Severance and Change in Control Agreements) occurs, or (ii) in the event that the Executive’s target bonus for such fiscal year has yet to be established, the Executive’s target bonus for the fiscal year prior to the fiscal year in which the date of termination occurs, in either case payable in a lump sum payment on the sixtieth day following the date of termination; and

•	all outstanding equity awards of STEC held by the Executive on the date of termination that have not yet vested will immediately become fully vested and exercisable.

•

Each Executive will be eligible to receive a retention bonus equal to the sum of eighteen months of his base salary and 150% of his 2013 target bonus if he remains continuously employed by us from the date of the Severance and Change in Control Agreements until the applicable time of vesting. The retention bonus will vest as follows: 50% will vest after nine months from the date of the Severance and Change in Control Agreements and the remaining 50% will vest after eighteen months from the date of the Severance and Change in Control Agreements. If the Company terminates the Executive’s employment “without cause” or the Executive terminates employment for “good reason,” in either case prior to the time that some or all of the retention bonus has vested, then the entire unpaid portion of the retention bonus shall be deemed vested as of the date of termination and paid to the Executive. If the Executive’s employment with us terminates for any other reason prior to the time that some or all of the retention bonus has vested, then any remaining unpaid portion of the retention bonus shall be forfeited.

The summary of the Severance and Change in Control Agreements provided above is qualified in its entirety by reference to the Severance and Change in Control Agreements, copies of which are filed as Exhibits 10.18 and 10.19 to this Annual Report on Form 10-K.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executives and corporate governance will be set forth in our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

STEC, Inc.

We have audited the accompanying consolidated balance sheet of STEC, Inc. as of December 31, 2012, and the related consolidated statements of comprehensive income(loss), shareholders’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STEC, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STEC Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 14, 2013

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

STEC, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of STEC, Inc and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 28, 2012

STEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$158,232	$180,853
Accounts receivable, net of allowances of $6,248 at December 31, 2012 and $6,117 at December 31, 2011	13,515	27,368
Inventory	41,760	61,736
Insurance claim receivable	20,563	1,583
Other current assets	10,212	8,865

Total current assets	244,282	280,405

Leasehold interest in land	2,503	2,549
Property, plant and equipment, net	30,343	34,287
Goodwill	1,682	1,682
Long-term intangible assets, net	5,144	6,185
Deferred income taxes, net	—	9,100
Other long-term assets	5,817	818

Total assets	$289,771	$335,026

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$6,818	$6,837
Accrued and other liabilities	51,586	12,753

Total current liabilities	58,404	19,590

Other long-term liabilities	6,185	5,083
Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 46,805 shares issued and outstanding as of December 31, 2012 and 46,110 shares issued and outstanding as of December 31, 2011	47	46
Additional paid-in capital	150,263	132,211
Retained earnings	74,872	178,096

Total shareholders’ equity	225,182	310,353

Total liabilities and shareholders’ equity	$289,771	$335,026

The accompanying notes are an integral part of these consolidated financial statements

STEC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$168,308	$308,059	$280,149
Cost of revenues	108,469	173,852	158,430

Gross profit	59,839	134,207	121,719

Sales and marketing	28,188	23,790	19,396
General and administrative	47,096	30,563	28,623
Research and development	66,617	54,656	44,148
Special charges (Note 5)	—	—	990

Total operating expenses	141,901	109,009	93,157
Operating (loss) income	(82,062)	25,198	28,562
Other (expense) income, net	(12,305)	107	2,579

(Loss) income from continuing operations before provision for income taxes	(94,367)	25,305	31,141
Provision for income taxes	8,857	205	2,440

(Loss) income from continuing operations	(103,224)	25,100	28,701
Discontinued operations (Note 4):
Loss from operations of Consumer Division	—	—	(261)
Benefit for income taxes	—	—	(98)

Loss from discontinued operations	—	—	(163)

Net (loss) income	$(103,224)	$25,100	$28,538

Comprehensive (loss) income	$(103,224)	$25,100	$28,538

Net (loss) income per share:
Basic:
Continuing operations	$(2.22)	$0.50	$0.57
Discontinued operations	—	—	(0.01)

Total	$(2.22)	$0.50	$0.56

Diluted:
Continuing operations	$(2.22)	$0.50	$0.56
Discontinued operations	—	—	(0.01)

Total	$(2.22)	$0.50	$0.55

Shares used in per share computation:
Basic	46,472	49,847	50,699

Diluted	46,472	50,652	51,432

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances, December 31, 2009	50,284	$50	$154,087	$124,458	$278,595
Net income				28,538	28,538
Exercise of stock options	679	1	3,786	—	3,787
Vesting of restricted stock units	83	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	2,074	—	2,074
Stock-based compensation expense	—	—	9,180	—	9,180

Balances, December 31, 2010	51,046	51	169,127	152,996	322,174
Net income				25,100	25,100
Repurchase of common shares	(5,611)	(6)	(55,107)	—	(55,113)
Exercise of stock options	455	1	3,097	—	3,098
Vesting of restricted stock units	220	—	(1,247)	—	(1,247)
Excess tax benefits from share-based payment arrangements	—	—	2,832	—	2,832
Stock-based compensation expense	—	—	13,509	—	13,509

Balances, December 31, 2011	46,110	46	132,211	178,096	310,353
Net loss				(103,224)	(103,224)
Exercise of stock options	370	—	2,139	—	2,139
Vesting of restricted stock units	325	1	(701)	—	(700)
Excess tax benefits from share-based payment arrangements	—	—	960	—	960
Stock-based compensation expense	—	—	15,654	—	15,654

Balances, December 31, 2012	46,805	$47	$150,263	$74,872	$225,182

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(103,224)	$25,100	$28,538
Loss from discontinued operations	—	—	163
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,779	13,123	12,265
Loss on sale of property, plant and equipment	5	58	38
Non-cash special charges (recoveries)	—	—	(29)
Impairment loss	360	—	—
Litigation settlement charges	16,456	—	—
Accounts receivable allowances expense (income)	765	(1,319)	1,791
Inventory excess and obsolescence expense	707	234	1,262
Deferred income taxes	10,570	(1,479)	(2,700)
Stock-based compensation expense	15,654	13,509	9,180
Excess tax benefits from share-based payment arrangements	(960)	(2,832)	(2,074)
Changes in operating assets and liabilities:
Accounts receivable	13,088	18,150	30,115
Inventory	19,269	30,630	(48,855)
Leasehold interest in land	46	47	(53)
Other assets	(2,846)	(2,794)	(1,870)
Accounts payable	1,043	(19,594)	(3,635)
Income taxes	1,083	392	1,774
Accrued and other liabilities	4,006	(1,577)	(590)
Net cash flows used in discontinued operations	—	—	(261)

Net cash (used in) provided by operating activities	(9,199)	71,648	25,059

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,821)	(10,587)	(6,415)
Investment in privately held company	(5,000)	—	—
Sales of short-term investments	—	—	14,998
Purchases of short-term investments	—	—	(4,998)
Other	—	(235)	294

Net cash (used in) provided by by investing activities	(15,821)	(10,822)	3,879

Cash flows from financing activities:
Proceeds from exercise of stock options	2,139	3,098	3,787
Excess tax benefits from share-based payment arrangements	960	2,832	2,074
Taxes paid related to net-share settlement of equity awards	(700)	(1,247)	—
Repurchase of common shares	—	(55,113)	—

Net cash provided by (used in) financing activities	2,399	(50,430)	5,861

Net (decrease) increase in cash	(22,621)	10,396	34,799
Cash and cash equivalents at beginning of year	180,853	170,457	135,658

Cash and cash equivalents at end of year	$158,232	$180,853	$170,457

Supplemental disclosure of cash flow information:
Cash (received) paid during the year:
Income taxes	$(2,735)	$1,413	$3,947

Supplemental schedule of noncash investing activities:
Additions to property, plant and equipment acquired under accounts payable	$—	$2,109	$1,277

The accompanying notes are an integral part of these consolidated financial statements.

STEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

STEC, Inc. is a global provider of enterprise-class solid-state drives that are designed specifically for systems and applications that require high input and output capabilities with low latencies for fast access to critical user data.

2. Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles, include the accounts of STEC, Inc., a California corporation, and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Correction of Immaterial Balance Sheet Classification Errors:

Prior to 2012, the Company had reduced accounts receivable for the net gross margin impact of allowances for sales returns on the Consolidated Balance Sheets. As of December 31, 2012, the Company corrected this presentation to reduce accounts receivable and increase inventory for the gross revenue and cost of revenue impact, respectively, of its allowances for sales returns on the Consolidated Balance Sheets. Accordingly, the Company reclassified the prior year carrying amounts for accounts receivable and inventory to correct immaterial errors to conform to the current year presentation. At December 31, 2011, the impact of these reclassifications on accounts receivable and inventory was a decrease of $3.1 million and an increase of $3.1 million, respectively, with corresponding adjustments to changes in operating assets on the statement of cash flows for the years ended December 31, 2011 and 2010. In addition, the Company has made corresponding adjustments to the balance sheets at March 31, 2012, June 30, 2012, and September 30, 2012 resulting in a decrease in accounts receivable of $3.6 million, $4.0 million and $3.5 million, and an increase in inventory of $3.6 million, $4.0 million and $3.5 million, respectively, with corresponding adjustments to changes in operating assets on the statement of cash flows for each of the related interim periods. These correcting adjustments had no impact on gross profit, net income (loss), shareholders’ equity or net cash (used in) provided by operating activities.

Prior to 2012, the Company had classified the federal benefit for certain deferred tax assets as a current liability. As of December 31, 2012, the Company has corrected the presentation to record a portion of the liability as non-current to match the classification of the underlying deferred tax assets. The Company has reclassified the amounts previously reported to correct immaterial errors to conform to the 2012 presentation. At December 31, 2011 the Company has reclassed $3.0 million from current deferred tax liabilities to non-current deferred tax liabilities. The correcting adjustments had no impact on prior year total net deferred tax assets, income tax expense or net cash (used in) provided by operating activities.

The Company has performed an evaluation to determine if the financial statement impacts resulting from these errors in classification were material, considering both quantitative and qualitative factors. Based on this materiality analysis, the Company has concluded that correcting these errors in classification would be immaterial to the current and prior year annual and interim financial statements.

Management Estimates:

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

Foreign Currency Remeasurement:

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The local currency statements are remeasured into U.S. dollars using the current exchange rate for monetary assets and liabilities and the historical exchange rate for nonmonetary assets and liabilities. Revenues and expenses are remeasured using the average exchange rate for the period, except items related to nonmonetary assets and liabilities, which are remeasured using historical exchange rates. All remeasurement gains and losses are included in determining net income (loss), and historically have not been material.

Financial Instruments:

Financial instruments consist principally of cash equivalents, accounts receivable and accounts payable. Generally, the Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Inventory:

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company purchases raw materials in quantities that it anticipates will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of raw materials can limit the Company’s ability to effectively utilize all of the raw materials purchased and result in finished goods with above-market carrying costs which may cause losses on sales to customers. The Company regularly monitors potential inventory excess, obsolescence and market values compared to costs and, when necessary, reduces the carrying amount of its inventory to its market value.

Property, Plant and Equipment, Net:

Property, plant and equipment are recorded at cost and depreciated using the straight-line method. The Company’s estimated useful lives of the assets, other than leasehold improvements, range from four to five years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

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

Leasehold Interest in Land:

Leasehold interest in land represents payments made for the use of land in Malaysia over an extended period of time, approximately 60 years. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements.

Goodwill, Intangible Assets, and Other Long-Lived Assets:

In accordance with ASC 350, “Intangibles—Goodwill and Other,” (“ASC 350”) goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division in 2007, the Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per ASC 350, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s implied fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. The Company completed its annual goodwill impairment analysis at December 31, 2012 and determined that no adjustment to the carrying value of goodwill was required. The Company’s assessment resulted in a reporting unit fair value that was greater than its carrying value at December 31, 2012 by approximately 13%. A future decrease in the Company’s stock price could indicate the impairment of goodwill which, could require the Company to record a material charge to operations.

Intangible assets with finite lives and other long-lived assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” (“ASC 360”). The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its intangibles assets may not be recoverable in accordance with the provisions of ASC 360. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Revenue Recognition:

Revenue is recognized in accordance with ASC 605-10-S99, “SAB Topic 13, Revenue Recognition.” Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectibility is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss. A substantial portion of the Company’s product sales are on FOB shipping point terms where product title passes to the Company’s customer at the time it is shipped from the Company’s warehouse. Products sales on FOB destination terms are not recognized until delivered to the customer. The Company also maintains consignment inventory, or hubbing, arrangements with certain of its customers. Pursuant to these arrangements, the Company delivers products to a customer or a designated third-party warehouse based upon the customer’s projected needs but does not recognize product revenue unless and until the customer has removed the product from the warehouse to incorporate into its end products.

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

Following are the changes in the account receivable allowance for doubtful accounts, sales returns reserve, and allowance for price protection and other deductions during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Allowance for Doutful Accounts	Sales Return Reserve	Allowance for Price Protection and Other Deductions	Total
Balance as of December 31, 2009	$85	$5,739	$—	$5,824
Charged/(credited)	(8)	17,727	124	17,843
Deductions	(21)	(16,040)	(122)	(16,183)

Balance as of December 31, 2010	56	7,426	2	7,484
Charged	7	15,374	54	15,435
Deductions	(7)	(16,739)	(56)	(16,802)

Balance as of December 31, 2011	56	6,061	—	6,117
Charged	5	16,468	917	17,568
Deductions	(5)	(16,625)	(629)	(17,437)

Balance as of December 31, 2012	$56	$5,904	$288	$6,248

See Correction of Immaterial Balance Sheet Classification Errors in Note 2 regarding the Company’s reclassification of prior year carrying amounts of its allowance for sales returns.

Shipping and Handling Costs:

Shipping and handling costs are included in sales and marketing. Amounts billed to customers for shipping and handling are included in revenues. Shipping and handling costs were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Shipping and handling costs included in sales and marketing	$1,137	$1,176	$1,062
Shipping and handling costs billed to customers	$65	$20	$35

Sales and Marketing Incentives:

Sales and marketing incentives are offset against revenues or charged to operations in accordance with ASC 605-50, “Customer Payments and Incentives.” Sales and marketing incentives were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Sales and marketing incentives	$1,114	$335	$(1,320)

During 2010, a customer elected to discontinue a sales incentive program that the Company implemented at the beginning of the fourth quarter of 2009. As a result, the Company reversed the related sales incentive program liability and recognized additional revenue in the amount of $1.4 million in 2010.

Research and Development:

Research and development costs, which primarily relate to payroll and other personnel costs for engineering staff, product design consulting fees and material costs related to new product designs, are expensed as incurred.

Software Development Costs

The Company expenses software development costs as incurred until technological feasibility is attained, including research and development costs associated with stand-alone software products and software embedded in hardware products. Technological feasibility is attained when the Company has a working model. The period of time between the development of a working model and when the software is available for general release to customers has historically been short with immaterial amounts of software development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs to date.

Income Taxes:

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes,” (“ASC 740”) Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Other (Expense) Income, net:

Other (expense) income, net is comprised primarily of estimated settlement costs, proceeds from a legal settlement, grant income received from the Malaysian government authority for qualified research and development and employee training expenses, interest earned on the Company’s cash, cash equivalents and short-term investments, and foreign currency remeasurement gains (losses). Other (expense) income was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Other (expense) income, net	$(12,304)	$107	$2,579

Grant income from the Malaysian government authority was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Grant income	$2,730	$—	$754

On October 5, 2012, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action that alleges generally that the Company and the individual defendants made materially false or misleading public statements and/or failed to disclose material facts in public statements relating to the Company and its business, in the case of the Exchange Act claims, during the period of June 16, 2009 through February 23, 2010, and, in the case of the Securities Act claims, in the Company’s registration statement filed under the Securities Act. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by the Company or the other defendants. The Company and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. The Company had recorded as of June 30, 2012 an estimated settlement accrual of $35 million and an insurance claim receivable of $20 million, resulting in a net charge of $15 million recorded as a component of other expense. On October 18, 2012, the Company’s insurance carriers agreed to contribute $562,500 of the additional settlement cost of $750,000. As a result, the Company has recorded an additional settlement accrual of $750,000 and an additional insurance claim receivable of $562,500, resulting in a net charge of $187,500 recorded as a component of other expense for the quarterly period ended September 30, 2012. The Settlement Agreement remains subject to final United States District Court for the Central District of California approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement. On February 11, 2013, the Court entered an order preliminarily approving the settlement. Any objections to the settlement must be filed with the Court by April 22, 2013. The final approval and fairness hearing is set for May 20, 2013.

In 2010, the Company received a $2.0 million cash settlement from a defense system contractor (“Defense Contractor”) as the result of a contract termination. The contract originally called for the Company to supply a Defense Contractor with approximately $28 million of its MACH-family product through a distributor over a 14-month period that ended July 31, 2010. At the expiration of the contract, the Defense Contractor had only purchased approximately $14 million of its $28 million order commitment. As a result, the Company agreed to a termination settlement with the Defense Contractor in September 2010. The terms of the settlement included provisions for the Defense Contractor to pay STEC a $2.0 million cash settlement, which was received on October 19, 2010 and recorded to other income, net, plus an additional final resolution payment if the Defense Contractor does not meet a certain minimum future SSD purchase target by January 1, 2013, calculated as 50% of the difference between the purchase target and actual purchases made. The settlement also granted the Company preferred supplier status with the Defense Contractor through January 1, 2013. On March 6, 2013, the Company and the Defense Contractor agreed to extend the SSD purchase target date and the Company preferred supplier status from January 1, 2013 to June 30, 2014.

Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Earnings Per Share Information:

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities. The dilutive effect of stock options and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provisions of ASC 718.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator: (Loss) income from continuing operations	$(103,224)	$25,100	$28,701
Numerator: Loss from discontinued operations	—	—	(163)

Numerator: Net (loss) income	$(103,224)	$25,100	$28,538

Denominator for net (loss) income per share (basic)	46,472	49,847	50,699
Effect of dilutive securities:
Stock awards	—	805	733

Denominator for net (loss) income per share (diluted)	46,472	50,652	51,432

Net (loss) income per share (basic):
Continuing operations	$(2.22)	$0.50	$0.57
Discontinued operations	—	—	(0.01)

Total	$(2.22)	$0.50	$0.56

Net (loss) income per share (diluted):
Continuing operations	$(2.22)	$0.50	$0.56
Discontinued operations	—	—	(0.01)

Total	$(2.22)	$0.50	$0.55

Anti-dilutive shares excluded from net (loss) income per share calculation	3,832	2,066	2,074

Risks and Uncertainties:

As shown in the table below, customer concentrations of accounts receivable and revenues of greater than 10% were as follows:

	Year Ended December 31,
	2012		2011		2010
	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Revenues
Customer A	17.7%	20.5%	27.4%	26.3%	37.8%
Customer B	*	17.0%	*	*	*
Customer C	*	15.2%	58.2%	22.4%	13.2%
Customer D	41.5%	*	*	*	*
Customer E	12.7%	*	*	*	*
Customer F	*	*	*	21.5%	10.8%
Customer G	*	*	*	*	13.0%

*	Less than 10%

The Company generally does not require collateral on accounts receivable as the majority of the Company’s customers are large, well-established companies. Historically, bad debt provisions have been consistent with management’s expectations.

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Year Ended December 31,
	2012	2011	2010
United States	55.5%	32.0%	40.9%
Singapore	20.4%	43.6%	22.9%
Czech Republic	*	12.6%	12.2%
Malaysia	*	*	10.9%
Other*	24.1%	11.8%	13.1%

Total	100.0%	100.0%	100.0%

*	Less than 10%

No single foreign country other than those indicated in the above table accounted for more than 10% of revenues during 2012, 2011, and 2010.

In 2012, 2011 and 2010, the majority of the Company’s international sales were export sales which are shipped primarily from the Company’s facility in Malaysia.

At December 31, 2012 and 2011, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit.

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

Total assets by geographic region were as follows (in thousands):

	December 31, 2012	December 31, 2011
United States	$152,807	$165,105
Malaysia	107,373	122,896
Other	29,591	47,025

Total	$289,771	$335,026

Warranties:

The Company’s memory products are generally sold under various limited warranty arrangements ranging from two years to five years. The Company establishes reserves for estimated product warranty costs in the period the related revenue is recognized, based on historical experience and any known product warranty issues. The historical and estimated future costs of repair or replacement are immaterial.

Comprehensive Income:

ASC 220, “Comprehensive Income” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in shareholders’ equity. The Company did not have any items of other comprehensive income or loss other than net income in the years ended December 31, 2012, 2011 and 2010.

New Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its future consolidated financial statements.

3. Supplemental Financial Statement Data:

Inventory:

Inventory consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$28,899	$42,926
Work-in-progress	208	845
Finished goods	12,653	17,965

Total	$41,760	$61,736

The Company has written down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below its costs. These inventory write-downs were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Inventory write-downs	$707	$234	$1,262

Property, Plant and Equipment, Net:

Property, plant and equipment, net consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Buildings and improvements	$23,598	$22,701
Furniture and fixtures	1,848	1,714
Equipment	65,151	60,206

	90,597	84,621
Accumulated depreciation	(60,254)	(50,334)

	$30,343	$34,287

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Depreciation expense	$13,698	$12,114	$11,053

Intangible Assets:

Long-term intangible assets consist of the following (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,166	$179	$1,345	$1,111	$234
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,958	179	2,137	1,903	234
Technology licenses (three years)	8,557	3,592	4,965	8,517	2,566	5,951

Total	$10,694	$5,550	$5,144	$10,654	$4,469	$6,185

Amortization expense charged to cost of revenues was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization expense	$1,081	$1,009	$1,212

Future estimated amortization expense of existing long-term intangible assets is as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015	2016	2017
Amortization expense	$1,935	$1,857	$1,096	$256	$—

The Company recorded impairment charges as a component of research and development expense to adjust the carrying value of certain technology licenses that were determined to have no future value to the Company as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Impairment charges	$360	$—	$—

Accrued and Other Liabilities:

Accrued and Other Liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued legal settlement	$36,000	$—
Accrued payroll costs	8,714	8,548
Accrued legal expenses	1,058	940
Other	5,814	3,265

Total	$51,586	$12,753

4. Discontinued Operations:

On February 9, 2007, the Company entered into an Asset Purchase Agreement with Fabrik, Inc. and Fabrik Acquisition Corp. for the sale of assets relating to a portion of the Company’s business which was engaged in the design, final assembling, sale, marketing and distribution of consumer-oriented products based on Flash memory, DRAM technologies and external storage solutions known as the Consumer Division of the Company.

Operating results of the Consumer Division as discontinued operations for the three years ended December 31, 2012, 2011 and 2010 are summarized as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Net revenues	$—	$—	$—

Loss from discontinued operations	—	—	(261)
Benefit for income taxes	—	—	(98)

Loss from discontinued operations	$—	$—	$(163)

5. Special Charges:

Special charges consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee severance and termination benefits
Phase one	$—	$—	$39
Phase two	—	—	1,064

Total employee severance and termination benefits	—	—	1,103

(Gain) on assets held for sale	—	—	(113)

Total special charges	$—	$—	$990

During the three months ended March 31, 2009, the Company commenced the first phase of a reduction in its workforce primarily at its Santa Ana, California headquarters as part of the transition of certain of its operations to its facility in Penang, Malaysia. The first phase, which mostly impacted its U.S.-based workforce, affected 250 employees: 203 in manufacturing, 22 in sales and marketing, 20 in research and development, and 5 in administration, and was completed by March 31, 2010.

During the three months ended June 30, 2010, the Company commenced the second phase of a reduction in its workforce, which also primarily impacted its Santa Ana, California headquarters. The second phase, which also mostly impacted its U.S.-based workforce, affected 26 employees, including 8 in manufacturing 15 in research and development, and 3 in sales and marketing, and was completed by December 31, 2010.

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

6. Income Taxes:

Pre-tax (loss) income from continuing operations was subject to taxation under the following jurisdictions (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Domestic	$(75,974)	$(1,572)	$4,428
Foreign	(18,393)	26,877	26,713

	$(94,367)	$25,305	$31,141

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Current
Federal	$(2,743)	$(77)	$3,303
State	(193)	698	1,314
Foreign	520	1,063	424

	(2,416)	1,684	5,041

Deferred
Federal	2,346	111	(1,480)
State	8,938	(1,590)	(1,197)
Foreign	(11)	—	76

	11,273	(1,479)	(2,601)

	$8,857	$205	$2,440

The provision for income taxes from continuing operations differs from the amount that would result from applying the federal statutory rate as follows:

	For the Year Ended December 31,
	2012	2011	2010
Statutory regular federal income tax	35.0%	35.0%	34.0%
Foreign	(8.6)	(33.0)	(24.5)
State taxes, including state tax credits net of federal benefit	4.2	(1.9)	0.3
Federal tax credits	0.5	(3.8)	(4.7)
Permanent differences	(1.3)	4.7	2.6
Valuation Allowance	(39.2)	—	—
Other	—	(0.2)	0.1

Effective tax rate	-9.4%	0.8%	7.8%

The provision for income taxes applicable to continuing operations and discontinued operations consists of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Provision for income taxes from continuing operations:
Current	$(2,416)	$1,684	$5,041
Deferred	(25,712)	(1,479)	(2,601)
Valuation Allowance	36,985	—	—

Total provision for income taxes from continuing operations	8,857	205	2,440

(Benefit) provision for income taxes from discontinued operations:
Current	—	—	—
Deferred	—	—	(98)

Total (benefit) provision for income taxes from discontinued operations	—	—	(98)

Total income tax expense	$8,857	$205	$2,342

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax assets/(liabilities):
Accounts receivable and inventory reserves	$2,533	$1,504
Accrued expenses	7,091	398
State taxes	(405)	(250)
Domestic operating loss carryforwards	—	353
Prepaid expenses	(702)	(545)
Other	50	21

	8,567	1,481
Valuation allowance	(7,083)	—

Total current	1,484	1,481

Noncurrent deferred tax assets/(liabilities):
Depreciation and amortization	(599)	(290)
Stock-based compensation expense	6,228	3,692
Domestic operating loss carryforwards	13,930	—
Foreign operating loss carryforwards	917	848
Credit carryforwards	12,949	9,066
State taxes	(4,733)	(3,037)
Other	274	61

	28,966	10,340
Valuation allowance	(30,439)	(1,240)

Total noncurrent	(1,473)	9,100

Total deferred tax assets, net	$11	$10,581

Provision for income taxes was $205,000 in 2011 and $8.9 million in 2012. Provision for income taxes as a percentage of income before provision for income taxes increased from 0.8% in 2011 compared to 9.4% in 2012. The difference between the Company’s effective tax rate and the 35% federal statutory rate for 2012 resulted primarily from the effects of a full non-cash valuation allowance against all of the Company’s U.S. deferred tax assets and foreign earnings taxed at rates lower than the federal statutory rate. The Company’s effective tax rate each year will differ from previous years due to various factors, such as tax legislation, the results of tax audits, the effectiveness of the Company’s tax-planning strategies, the effect from changes to the valuation allowance, and the mix of domestic and foreign earnings or losses. The change in the Company’s effective tax rate for 2012 from 2011 was due primarily to the effects of a full non-cash valuation allowance established in the second quarter of 2012 against all of the Company’s U.S. deferred tax assets.

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

In accordance with ASC 740, the Company considered key positive and negative evidence using a “more likely than not” realization standard in making the determination to establish a valuation allowance including the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of the

Company’s future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of the Company’s analysis and based on the criteria outlined in ASC 740, the Company established a full non-cash valuation allowance during the year ended December 31, 2012 on the Company’s net U.S. deferred tax assets of $37.0 million, which was comprised of $10.6 million of net U.S. deferred tax assets recorded as of December 31, 2011 and $25.7 million of deferred tax benefits related primarily to U.S. tax credits and U.S. operating losses generated during the year ended December 31, 2012, net of accumulated net operating losses eligible for carryback. The remaining increase to the valuation allowance of $700,000 was related to the write-off of a deferred tax asset for stock options exercised during the year which was recorded as a shortfall through additional paid in capital. This is in accordance with ASC 718-740-35-5 which states that the shortfall should result in no financial statement impact given that the write-off of the related deferred tax asset is directly offset by a corresponding reversal of the valuation allowance. The recording of a full non-cash valuation allowance on the Company’s U.S. deferred tax assets does not have any impact on its cash, nor does such an allowance preclude the Company from using its tax losses, tax credits or other deferred tax assets in future periods. To the extent that the Company is able to generate taxable income in the future to utilize its deferred tax assets, it will be able to reduce its effective tax rate by reducing all or a portion of the full non-cash valuation allowance. Conversely, any tax benefits from future operating losses generated by the Company in the near term would be offset by an increase to its non-cash valuation allowance.

At December 31, 2012, the Company had federal research and development credit carryforwards of approximately $3.1 million, which begin to expire in 2031. At December 31, 2012, the Company had state tax credit carryforwards of approximately $12.2 million, which carryforward indefinitely. In addition, as of December 31, 2012, the Company has a federal net operating loss carryforward of $36.8 million and a state net operating loss carryforward of $29.8 million before consideration of ASC 718 for excess stock option deductions. These net operating loss carryforwards begin to expire in 2032 to the extent that they are unused.

To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited.

Included in the Company’s U.S. net operating loss carryforward deferred tax asset, above, is approximately $105,000 of deferred tax assets attributable to excess stock option deductions that may not be included on the Company’s balance sheet. Due to a provision within ASC 718, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the portion of the Company’s deferred tax asset related to such excess tax benefits must be excluded from the deferred tax asset balance, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The deferred tax asset and the related credit to paid-in capital will only be included as the related deferred tax asset is applied to reduce taxes payable. The Company follows tax law ordering to determine when such net operating loss has been realized. During 2012, the Company realized tax benefits through additional paid-in capital for deferred tax assets attributable to excess stock option deductions of $898,000 that was not included in the Company’s balance sheet at December 31, 2011. The tax benefits were realized when the related deferred tax asset was utilized primarily to reduce taxes payable through the filing of a net operating loss carryback claim in accordance with ASC 718.

As an incentive to establish operations in Malaysia, the Company was provided a fifteen-year income tax holiday and certain grants by the Malaysian government subject to meeting certain conditions. This income tax holiday in Malaysia was originally effective through September 29, 2022. In May 2011, the Company accepted an additional incentive package from the Malaysian government as part of its plan to establish a research and development center in Malaysia. This incentive package includes a five-year extension through September 29, 2027 of the existing income tax holiday term and certain grants. The impact of the Malaysia income tax holiday on the Company’s provision for income taxes and diluted earnings per share are as follows (in thousands, except per share amounts):

	2012	2011	2010
Decrease in provision for income taxes	$3,800	$5,600	$4,900
Benefit of income tax holiday on earnings per share	$0.08	$0.11	$0.09

At December 31, 2012 and 2011, the Company had a Malaysian net operating loss carryforward of approximately $1.5 million. The Malaysian carryforward amount is currently suspended and will be available to offset taxable income from operations following the expiration of the tax holiday period. The losses carryover indefinitely, unless certain changes in business operations occur during the carryover period. The Company has established a valuation allowance against this deferred tax asset since management believes that it is more likely than not that the Malaysian net operating loss carryforwards will not be realized due to the Company’s inability to provide objectively verifiable evidence of future taxable income upon the expiration of the tax holiday period. In addition, the Company has established a valuation allowance against their U.K. net operating loss carryforward at December 31, 2012 and 2011 of approximately $2.3 million and $1.8 million, respectively. The valuation allowance was established as management believes that it is more likely than not that this deferred tax asset will not be realized due to the Company’s inability to project future taxable income in the U.K. The change in foreign valuation allowance was an increase of $92,000 and $556,000 for the years ended December 31, 2012 and 2011, respectively. The increase in the valuation allowance from 2011 to 2012 was due to the timing of depreciation on fixed assets in Malaysia that are expected to reverse outside the tax holiday period, offset by additional net operating losses generated in the current year in the U.K.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $82.8 million of undistributed earnings from its foreign subsidiaries because such earnings are expected to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

As of December 31, 2012, the Company had approximately $7.2 million of total unrecognized tax benefits. Of the total unrecognized tax benefits, $6.2 million (net of the federal benefit on state issues) represent amounts as of December 31, 2012, that, if recognized, would favorably affect the effective income tax rate in future periods. The $1.4 million reduction in reserves for settlements is principally due to resolution of the 2001-2008 income tax examination by the California Franchise Tax Board in the first quarter of 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance as of January 1	$6,615	$6,635	$4,720
Increases in tax positions for prior years	386	216	39
Decreases in tax positions for prior years	—	(1,342)	—
Increases in tax positions for current year	1,868	1,699	2,316
Settlements	(1,407)	(593)	—
Decreases due to statute of limitations expiration	(215)	—	(440)

Balance at December 31	$7,247	$6,615	$6,635

The Company has uncertain tax positions estimated in the range of $0 to $372,000 which are reflected within its corporate tax filings for which the statute of limitations will expire in 2013.

During 2011, the Company’s 2006-2008 California income tax returns and certain carryovers from the 2001-2005 income tax returns were selected by the California Franchise Tax Board (“FTB”) for examination. The examination was concluded in the first quarter of 2012. No additional income tax provision was recorded as a result of the FTB examination. During the fourth quarter of 2012, the Company’s 2009 Form 1120F was selected by the Internal Revenue Service (“IRS”) for examination. At this time, the Company is not under examination in any of its international jurisdictions. The Company’s federal income tax return remains subject to examination for the tax years 2007, 2010 and 2011. The Company’s state income tax returns generally remain subject to examination for the tax years 2008 through 2011. Although the statute of limitations in the Company’s foreign jurisdictions vary in duration, the Company’s foreign income tax returns generally remain subject to examination for the tax years 2006 through 2011.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. The Company anticipates that there will be changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. As of December 31, 2012, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

Income from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Taiwan	$685	$713	$543
India	346	227	—
United Kingdom	330	442	479
Japan	191	1,010	508
China	132	146	119
Italy	103	81	143
Germany	57	37	82
Austria	48	37	87

Total	$1,892	$2,693	$1,961

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 29, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

7. Commitments and Contingencies:

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed certain plaintiffs as the representative plaintiffs for the class (the “Lead Plaintiffs”). The Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, on February 22, 2011, the new Lead Plaintiff filed a second amended complaint, on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange

Act”) and Rule 10b-5 thereunder, and related claims against several of its senior officers and directors for violations of the control person provisions of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and related claims against several of the Company’s senior officers and directors for violations of the control person provisions of Section 15 of the Securities Act. The second amended complaint alleges generally that the Company and the individual defendants made materially false or misleading public statements and/or failed to disclose material facts in public statements relating to the Company and its business, in the case of the Exchange Act claims, during the period of June 16, 2009 through February 23, 2010, and, in the case of the Securities Act claims, in the Company’s registration statement filed under the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed motions to dismiss and on June 17, 2011, the Court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. The defendants answered the second amended complaint on July 15, 2011. On November 21, 2011, the new Lead Plaintiff filed a motion for class certification and appointment of class counsel. On January 12, 2012, the plaintiff in the class action lawsuit pending in the Superior Court of Orange County, California filed a motion for leave to intervene (as described in more detail below). The defendants opposed both of these motions. On March 7, 2012, the Court denied both motions without prejudice and stayed the action, other than discovery, to allow the new Lead Plaintiff to cure the issue that resulted in the order denying its motion for class certification. On March 23, 2012, the new Lead Plaintiff sought permission from the United States Court of Appeals for the Ninth Circuit to appeal the order denying without prejudice its motion for class certification. The defendants opposed this request, which the Ninth Circuit denied on June 14, 2012. On June 19, 2012, the Court entered an order granting the new Lead Plaintiff’s motion and certifying a class consisting of all persons and entities that, between June 16, 2009 and February 23, 2010, inclusive, purchased or otherwise acquired the publicly traded common stock of STEC, Inc., and were damaged thereby.

On July 30, 2012, the parties to the federal class action attended a mediation to explore a potential settlement. During the July 30 mediation, the parties considered a settlement that would create a fund for the benefit of the settlement class, with no admission or concession of wrongdoing by the Company or the other defendants, in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action, including claims under both the Exchange Act and the Securities Act. On October 5, 2012, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by the Company or the other defendants. The Company and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. The Company had recorded as of June 30, 2012 an estimated settlement accrual of $35 million and an insurance claim receivable of $20 million, resulting in a net charge of $15 million recorded as a component of other expense. On October 18, 2012, the Company’s insurance carriers agreed to contribute $562,500 of the additional settlement cost of $750,000. As a result, the Company has recorded an additional settlement accrual of $750,000 and an additional insurance claim receivable of $562,500, resulting in a net charge of $187,500 recorded as a component of other expense for the quarterly period ended September 30, 2012. The Settlement Agreement remains subject to court approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement. On February 11, 2013, the Court entered an order preliminarily approving the settlement. Any objections to the settlement must be filed with the Court by April 22, 2013. The final approval and fairness hearing is set for May 20, 2013. The Company has made an assessment of the probability of incurring any additional losses as remote and accordingly, no additional accrued liabilities have been recorded in STEC’s consolidated financial statements for this federal class action. The Company expects the settlement of the federal class action will also result in a full release of the class claims asserted in the previously disclosed class action in the Superior Court of Orange County, California. The settlement does not resolve the related federal and state shareholder derivative litigation.

On July 1, 2011, a class action complaint was filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. The complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act, and further alleges claims against several of the Company’s senior officers and directors for violations of the control person provisions of Section 15 of the Securities Act. The complaint, which arises out of the same underlying factual allegations as the federal court class action discussed above, seeks compensatory damages and rescission or a rescissory measure of damages where applicable, reasonable costs and expenses, including counsel fees and expert fees, and other relief the Court may deem just and proper. On August 4, 2011, the defendants removed the action to the United States District Court for the Central District of California. The plaintiffs moved to remand and on October 7, 2011, the Court entered an order remanding the case back to the Superior Court of Orange County, California. On November 16, 2011, the defendants moved to stay the case pending the resolution of the class action lawsuit pending in federal court. On November 16, 2011, the defendants also filed a general demurrer to the complaint. On February 17, 2012, the Court granted the defendants’ motion to stay and declined to rule on the defendants’ general demurrer. The Company believes that the contemplated settlement of the federal class action, as described above, would result in a release of the class claims asserted in this Superior Court action. Accordingly, the Company has made an assessment of the probability of incurring any additional losses as remote and accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this Superior Court action.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and stayed until further order by the Court. Despite the stay, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. The plaintiffs moved to lift the stay and on September 9, 2011, the Court denied the plaintiffs’ motion. Additionally, two shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010, and stayed by order of the Court until a ruling was made on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit as discussed above. After the Court issued its ruling on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit, the defendants moved to stay the federal shareholder derivative case. On January 11, 2012, the Court granted the defendants’ motion, staying the federal shareholder derivative case pending the resolution of the federal securities class action as discussed above. The consolidated complaints in both the state and federal shareholder derivative actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of a range of any such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this matter.

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

On February 8, 2012, the Company’s board of directors received a further demand from counsel for one of the purported shareholders requesting the opportunity to inspect certain books and records to determine whether the Company’s board of directors conducted a reasonable investigation and acted in good faith in refusing the shareholder’s prior demands. The shareholder was offered the opportunity to inspect certain of the books and records he requested. Despite the Company’s offer to allow for this shareholder’s inspection, on March 9, 2012, the shareholder filed a petition for writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would allow him to inspect all of the books and records he requested. In addition, the shareholder seeks his costs, expenses, and reasonable attorney’s fees. On October 25, 2012, one of the shareholders who submitted a demand letter to the Company’s board of directors filed an individual and purported derivative lawsuit in the United States District Court for the Central District of California, described further below. The Company intends to vigorously defend itself with respect to each of these matters. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of a range of any such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this matter.

As mentioned above, on October 25, 2012, a purported shareholder filed an individual and purported derivative lawsuit in the United States District Court for the Central District of California. The defendants named in the suit include several of the Company’s current and former senior officers and directors and three Moshayedi family trusts. The Company is named as a nominal defendant in the purported derivative claims asserted in the complaint. In addition to the factual allegations in the complaint that mirror the allegations in the federal class action and derivative actions described above, this lawsuit also alleges that certain of the Company’s senior officers and directors did not appropriately investigate, review and consider the issues and allegations raised by the purported shareholder in its shareholder demand letter. On his own behalf, individually, the plaintiff asserts claims against certain of the director and officer defendants (and not the Company) for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiff also purports to assert derivative claims, on the Company’s behalf, against the director and officer defendants and the trust defendants for breach of fiduciary duty and waste, unjust enrichment, and alleged violation of California Corporations Code. The plaintiff seeks unspecified compensatory damages, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages, equitable relief, and other relief as the Court may deem just and proper. The Company intends to vigorously defend itself with respect to this matter. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of a range of any such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in STEC’s consolidated financial statements for this matter.

Patent Litigation

On September 7, 2011, Solid State Storage Solutions, Inc., filed a complaint against the Company and several other defendants in the U.S. District Court for the Eastern District of Texas. The lawsuit alleges that certain of the Company’s products and/or services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc., including some or all of U.S. Patents: Nos. 6,341,085; 6,347,051; 6,370,059; 6,567,334; 6,701,471; 7,064,995; 7,234,087; 7,327,624; 7,366,016; 7,616,485; 7,721,165; and 7,746,697. According to the complaint and the patents, these patents relate to solid-state drives employing a controller chip and a plurality of NAND flash devices. The complaint also alleges that the Company induces and contributes to patent infringement by others. The complaint seeks unspecified monetary damages, attorney fees and expenses, and injunctive relief against the Company. On January 17, 2012, the Company filed an answer denying liability and asserting various defenses. On February 10, 2012, the Company filed a motion to sever itself from the other defendants in the lawsuit and to transfer the lawsuit between Solid State Storage Solutions, Inc. and the Company to the Central District of California. On April 20, 2012, the Court held its first status conference, setting a claim construction hearing on January 9, 2013 and jury selection on July 1, 2013. On December 19, 2012, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and precludes the plaintiff from again claiming that the Company’s products infringe their patents. The Company accounted for the settlement agreement as a multiple element arrangement and allocated the consideration paid to the identifiable elements based on their relative fair value. A portion of the settlement was allocated to payments related to alleged prior infringement, which was recorded as a charge to the Company’s Consolidated Statements of Comprehensive Income/(Loss). The remaining portion was allocated to the licensing of intellectual property for future use to be amortized to cost of sales using a method that reflects the pattern in which the economic benefits of the intangible asset is used. Although the Company continues to dispute that its products infringe any valid claims of patents, the settlement enables it to avoid further legal defense costs and the diversion of management resources, and the settlement should not be deemed an admission of any liability. On January 2, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

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

Lease Commitments

As discussed in Note 11, the Company leases its corporate office facilities from affiliates of Mark Moshayedi, Manouch Moshayedi and Mike Moshayedi as of December 31, 2012. Mark Moshayedi is the Company’s CEO and President and Manouch Moshayedi is the Company’s Founder, both being directors and major shareholders of the Company. Mike Moshayedi is also a shareholder of the Company. The Company also leases a number of small facilities in both foreign and domestic locations for its additional sales, research and development and engineering staff and for storage from unaffiliated third parties under operating leases with initial non-cancellable lease terms ranging from 1 to 5 years. Future scheduled minimum annual lease payments for the years ending December 31 are as follows (in thousands):

	Operating Leases (Related Party)	Operating Leases (Third Party)
2013	$683	$851
2014	683	613
2015	683	560
2016	683	357
2017	399	31
Thereafter	—	—

Net minimum lease payments	$3,131	$2,412

Rent expense was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rent expense	$2,160	$1,758	$1,516

Purchase Commitments

The following table presents the Company’s contractual payment obligations and commitments (in thousands):

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancellable inventory purchase commitments	$9,897	$9,897	$—	$—	$—
Operating lease obligations	5,543	1,534	2,539	1,470	—
Non-cancellable capital equipment purchase commitments	633	633	—	—	—
Other non-cancellable purchase commitments	537	537	—	—	—

Total	$16,610	$12,601	$2,539	$1,470	$—

Purchase obligations represent open purchase orders for inventory, capital equipment, and other commitments in the ordinary course of business as of December 31, 2012.

As of December 31, 2012, the Company had a liability for unrecognized tax benefits, including interest and penalties of $6.4 million. The Company is unable to determine when cash settlement with tax authorities may occur and, therefore, this amount is not included in the table above.

8. Employee Benefit Plan:

The Company sponsors a 401(k) retirement savings plan for its U.S. based-eligible employees. The Company matches a portion of the employee contributions, which vest immediately. The Company made matching contributions as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Matching contributions	$1,608	$1,350	$1,167

9. Fair Value:

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

A fair value hierarchy is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company’s or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2012	December 31, 2011
Level 1:
Money market funds	$40,664	$70,550

Level 1 assets consist of money market funds for which quoted prices are available in an active market and are included in cash and cash equivalents in the Consolidated Balance Sheet.

Items Measured at Fair Value on a Non-Recurring Basis

Items measured at fair value on a non-recurring basis represent a strategic investment in a privately held company where the Company does not have the ability to exercise significant influence over the investee. This strategic investment is carried at cost and included in other assets, net in the Consolidated Balance Sheets, and is periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investment at December 31, 2012 was approximately $5.0 million, which was also the initial cost of the investment. There were no strategic investments as of December 31, 2011. The strategic investment is classified as Level 3 because significant unobservable inputs were used on the valuation due to the absence of quoted market prices.

10. Stock Option Plan:

The 2000 Stock Incentive Plan (the “2000 Plan”) was adopted by the Company’s board of directors and approved by its shareholders in June 2000. On April 17, 2006, the 2000 Plan was amended and restated by the board of directors and approved by the Company’s shareholders on May 25, 2006. The 2000 Plan provided for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members and consultants. Under the 2000 Plan, eligible participants were granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. In addition, the 2000 Plan as amended and restated, allowed for the issuance of restricted stock units to officers and other employees, non-employee board members, and consultants. The 2000 Plan expired pursuant to its terms on February 28, 2010, and no further shares may be issued under the 2000 Plan.

The 2010 Incentive Award Plan (the “2010 Plan”) was adopted by the Company’s board of directors on March 26, 2010, and was approved by its shareholders on May 27, 2010. The 2010 Plan provides for the direct issuance or sale of shares and the grant of options to purchase shares of the Company’s common stock to officers and other employees, non-employee board members, and consultants. On May 19, 2011, the Company’s shareholders approved an amendment to the 2010 Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 shares to 6,600,000 shares. On May 17, 2012, the Company’s shareholders approved a second amendment to the 2010 Plan to increase the number of shares reserved for issuance thereunder by 2,500,000 shares to 9,100,000 shares. The other terms and conditions of the 2010 Plan were not changed. Under the 2010 Plan, eligible individuals may be granted options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date. Other types of equity awards that may be granted under the 2010 Plan include performance awards, dividend equivalents, deferred stock units, stock payments, restricted stock, restricted stock units, stock appreciation rights, and other incentive awards. The Company’s board of directors, its compensation committee, or its equity awards committee determines the eligibility and vesting schedules for awards granted under the 2010 Plan. Options expire within a period of not more than ten years from the date of grant. Restricted stock units are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting.

As of December 31, 2012, there were 1,815,017 shares of common stock that remained available for grant under the 2010 Plan. The 2010 Plan expires on March 26, 2020.

A summary of the option activity under the 2000 Plan and 2010 Plan is as follows (in thousands, except share and per share amounts and term):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,958,498	$12.72
Granted	859,500	$7.54
Exercised	(370,283)	$5.78
Expired/forfeited	(579,775)	$12.89

Outstanding at December 31, 2012	5,867,940	$12.38	7.3	$464

Vested and expected to vest at December 31, 2012	5,456,715	$12.45	7.2	$457

Exercisable at December 31, 2012	2,956,960	$13.28	6.2	$411

The above intrinsic values are before applicable taxes, based on the Company’s closing stock price of $4.93 on December 31, 2012.

During the year ended December 31, 2012, the Company received $2.1 million in cash proceeds from the exercise of 370,283 options and $960,000 for excess tax benefits from share-based payment arrangements. The intrinsic value of stock options exercised in the years ended December 31, 2012, 2011 and 2010 was $703,000, $5.9 million and $6.0 million, respectively. A summary of the Company’s weighted average fair value for stock option activity in 2012 is as follows (in thousands, except share and per share amounts and years to vest):

	Options	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested stock options at December 31, 2011	3,745,051	$7.89
Granted	859,500	$4.66
Vested	(1,268,607)	$8.03
Forfeited	(424,964)	$7.22

Non-vested stock options at December 31, 2012	2,910,980	$6.90	$16,257	2.4

The weighted average grant date fair value of options granted were as follows (per share):

	Year Ended December 31,
	2012	2011	2010
Fair value of options granted	$4.66	$7.14	$8.03

The total fair value of options vested in 2012, 2011 and 2010 was (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total fair value of options vested	$10,191	$8,224	$6,240

The fair value of stock grants is calculated using the Black-Scholes option valuation model. The Company has not and does not expect to pay dividends; therefore, no specific dividend yield is utilized under the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employees’ stock option grants. The volatility assumption used to value option grants is based exclusively on the Company’s historical available closing stock price information. The Company can rely exclusively on this historical information if (1) the Company has no reason to believe that its future volatility over the expected or contractual term is likely to differ from that of the past, (2) the computation of historical volatility uses a simple average calculation method, (3) a sequential period of historical data at least equals the expected or contractual term of the share options is used, and (4) a reasonably sufficient number of price observations are used. The expected term of employee stock options, which represents the period the stock options are expected to remain outstanding, was based on a combination of historical option exercise activity of prior grants with similar characteristics and expected future employee behavior. The expected life of employees’ stock option grants is impacted by all of the underlying assumptions used in the Company’s model. The Black-Scholes option pricing model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the options are in-the-money. The Black-Scholes option pricing model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company.

The weighted average assumptions used to value the option grants are as follows:

	Year Ended December 31,
	2012	2011	2010
Expected term (years)	5.8	5.8	5.8
Risk-free interest rate	1.0%	1.5%	2.2%
Volatility	70.9%	69.8%	66.7%
Dividend rate	0.0%	0.0%	0.0%

The grant date fair value per share of restricted stock units is determined by the closing price of the common stock on the issuance date. Each unit represents the right to receive one share of the Company’s common stock as each restricted stock unit vests.

A summary of the restricted stock unit activity under the 2000 Plan and 2010 Plan is as follows (in thousands, except share and per share amounts):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested restricted stock units at December 31, 2011	1,507,143	$12.76
Granted	1,382,500	$6.24
Vested	(433,853)	$13.11
Forfeited	(202,150)	$10.82

Non-vested restricted stock units at December 31, 2012	2,253,640	$8.87	$17,708	3.1

The weighted average grant date fair value of restricted stock units granted was as follows (per share):

	Year Ended December 31,
	2012	2011	2010
Fair value of resticted stock units granted	$6.24	$11.40	$14.08

The total fair value of restricted stock units vested was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total fair value of restricted stock units vested	$5,687	$4,407	$949

Of the 433,853 restricted stock units that vested during 2012, 288,212 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. The number and value of the shares withheld were 108,579 shares and $701,000, respectively, during 2012. The value of the total shares was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the tax authorities were $701,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$924	$623	$346
Sales and marketing	2,707	2,390	1,564
General and administrative	6,273	4,935	3,241
Research and development	5,750	5,561	4,029

Total stock-based compensation expense	$15,654	$13,509	$9,180

11. Share Repurchase Programs:

From time to time, the Company’s board of directors has authorized various programs to repurchase shares of its common stock, depending on market conditions and other factors. In November 2009, the Company’s board of directors approved a share repurchase program effective November 10, 2009, enabling the Company to repurchase up to $75 million of its common stock over an 18-month period that expired on May 9, 2011. The Company did not make any share repurchases under this program in 2009, 2010 or 2011.

On August 4, 2011, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $15 million (the “$15 million Program”) of its common stock effective from August 9, 2011 through August 31, 2011. During 2011, the Company repurchased 1,546,700 shares of common stock at an average price per share of $9.72, including commissions, which completed the authorized repurchases under the $15 million Program.

On August 29, 2011, the Company’s board of directors approved a share repurchase program that authorized the Company to repurchase up to $40 million (the “$40 million Program”) of its common stock effective from September 15, 2011 through March 30, 2012. During 2011, the Company repurchased 4,063,911 shares of common stock at an average price per share of $9.86, including commissions, which completed the authorized repurchases under the $40 million Program.

As of December 31, 2012 there were no outstanding authorized share repurchase programs.

12. Related Party Transactions:

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serves as its corporate headquarters. In addition to the Company’s executive offices, these facilities also contain engineering, administrative, and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Mark Moshayedi, Manouch Moshayedi and Mike Moshayedi each of whom is a founder of the Company. Mark Moshayedi is the Company’s CEO and President and Manouch Moshayedi is the Company’s Founder, both being directors and major shareholders of the Company as of December 31, 2012. MDC has no operations other than leasing transactions with the Company.

The operating lease with MDC for the 24,500 square foot facility expires in July 2017. The monthly base rent was approximately $21,000 per month during 2012. The operating lease with MDC for the 48,600 square foot facility expires in July 2017. The monthly base rent was approximately $36,000 per month during 2012. Beginning August 1, 2009, the monthly base rents are adjusted based on the change in the Consumer Price Index. For the remainder of the leases, base rents shall be adjusted every two years based on the change in the Consumer Price Index.

Building rent expense for these two facilities was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Related party rent expense	$683	$672	$672

At December 31, 2012, 2011 and 2010, there was no outstanding facility rent owed to MDC.

13. Credit Facilities:

On November 23, 2009, the Company’s subsidiary, STEC Malaysia, entered into an agreement for a short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad (“DB Malaysia”). The agreement allows STEC Malaysia to borrow an aggregate principal amount of $10 million in the form of letters of credit, trust receipts, bills acceptances/financing, banker’s acceptances, and banker’s and shipping guarantees which are commonly used to conduct business in Asia. Credit under the Short-term Facility will be available until notice of termination by either party. Borrowings under the Short-term Facility will bear interest at various rates with repayments due between 30 days and 14 months, depending on the form of borrowing. The Short-term Facility is guaranteed by STEC, Inc. and contains customary affirmative and negative covenants. The purpose of the Short-term Facility is to facilitate general business transactions and fund working capital requirements for STEC Malaysia, on an as needed basis. As of December 31, 2012, there was approximately $221,000 of banker’s guarantees outstanding under the Short-term Facility and STEC Malaysia was in compliance with all required covenants. In the first quarter of 2013, STEC Malaysia and DB Malaysia agreed to reduce the Short-term Facility aggregate principal amount to $1.0 million, subject to meeting budget plan targets, in order to be more in line with its historical utilization, which has not exceeded $1.0 million.

14. Selected Quarterly Financial Data (unaudited) (in thousands, except per share amounts):

Quarter Ended:	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net revenues	$35,135	$42,053	$40,705	$50,415
Gross profit	11,304	15,554	14,889	18,092
Operating loss	(23,990)	(21,414)	(22,777)	(13,881)
Net loss	$(23,155)	$(19,783)	$(49,597)	$(10,689)
Net loss per share:
Basic	$(0.50)	$(0.42)	$(1.07)	$(0.23)
Diluted	$(0.50)	$(0.42)	$(1.07)	$(0.23)

Quarter Ended:	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net revenues	$58,135	$72,529	$82,451	$94,944
Gross profit	23,875	33,212	36,847	40,273
Operating (loss) income	(5,426)	5,524	9,902	15,198
Net (loss) income	$(3,586)	$4,844	$9,694	$14,148
Net (loss) income per share:
Basic	$(0.08)	$0.10	$0.19	$0.28
Diluted	$(0.08)	$0.09	$0.18	$0.27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 14th day of March, 2013.

STEC, Inc.

By:	/S/ MARK MOSHAYEDI
Name:	Mehrdad (Mark) Moshayedi
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK MOSHAYEDI Mehrdad (Mark) Moshayedi	Chief Executive Officer, President and Director	March 14, 2013

/S/ RAYMOND D. COOK Raymond D. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

/S/ MANOUCH MOSHAYEDI Manouch Moshayedi	Founder and Director	March 14, 2013

/S/ KEVIN C. DALY Kevin C. Daly, Ph.D.	Chairman of the Board of Directors	March 14, 2013

/S/ RAJAT BAHRI Rajat Bahri	Director	March 14, 2013

/S/ F. MICHAEL BALL F. Michael Ball	Director	March 14, 2013

/S/ CHRISTOPHER W. COLPITTS Christopher W. Colpitts	Director	March 14, 2013

/S/ MATTHEW L. WITTE Matthew L. Witte	Director	March 14, 2013

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation	S-1/A	3.1	July 3, 2000

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	S-1/A	3.3	September 27, 2000

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	10-Q	3.1	May 14, 2001

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	8-K	3.1	March 8, 2007

3.2	Second Amended and Restated Bylaws	8-K	3.2	September 27, 2011

4.1	Specimen Stock Certificate	10-K	4.2	March 30, 2007

10.1	Amended and Restated Real Estate Lease, dated April 1, 2000, by and between MDC Land LLC and the Registrant (24,500 sq. ft. facility)	S-1/A	10.1	July 3, 2000

10.2	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (24,500 sq. ft. facility)	S-1/A	10.10	October 15, 2003

10.3	Amended and Restated Real Estate Lease, dated June 1, 2000, by and between MDC Land LLC and the Registrant (48,635 sq. ft. facility)	S-1/A	10.2	July 3, 2000

10.4	Amendment No. 1 to Amended and Restated Real Estate Lease, dated April 29, 2002, by and between MDC Land, LLC and the Registrant (48,635 sq. ft. facility)	S-1/A	10.11	October 15, 2003

10.5†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	10.7	July 3, 2000

10.6	Letter, dated August 25, 2006, from Malaysian Industrial Development Authority addressed to the Registrant offering special incentives	8-K	10.1	August 30, 2006

10.7	Asset Purchase Agreement, dated February 9, 2007, by and among Fabrik, Inc., Fabrik Acquisition Corp. and the Registrant	8-K	10.1	February 12, 2007

10.8	Credit Agreement, dated July 30, 2008, among the Registrant, its domestic subsidiaries, the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent	8-K	10.1	August 1, 2008

10.9†	2000 Stock Incentive Plan (as amended through April 17, 2006)	S-8	99.1	August 11, 2006

10.10†	2000 Stock Incentive Plan form of Notice of Grant of Stock Option	10-K	10.14	March 30, 2007

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.11†	2000 Stock Incentive Plan form of Stock Option Agreement	10-K	10.15	March 30, 2007

10.12†	2000 Stock Incentive Plan form of Notice of Grant of Non-Employee Director Automatic Stock Option	10-K	10.16	March 30, 2007

10.13†	2000 Stock Incentive Plan form of Automatic Stock Option Agreement for Non-Employee Directors	10-K	10.17	March 30, 2007

10.14†	2000 Stock Incentive Plan form of Restricted Stock Unit Award Agreement	10-K	10.18	March 30, 2007

10.15†	Executive Cash Incentive Plan	8-K	10.1	March 7, 2008

10.16†	Employment Offer Letter, dated October 15, 2008, between the Registrant and Raymond D. Cook	8-K	10.1	November 3, 2008

10.17†	Form of Severance and Change in Control Agreement, dated March 14, 2011, entered into between the Registrant and Manouch Moshayedi and between the Registrant and Mark Moshayedi	8-K	10.1	March 18, 2011

10.18†	Severance and Change in Control Agreement, dated March 11, 2013, entered into between the Registrant and Raymond D. Cook			Filed herewith

10.19†	Severance and Change in Control Agreement, effective March 11, 2013 entered into between the Registrant and Robert M. Saman			Filed herewith

10.20†	First Amendment to Severance and Change in Control Agreement, dated November 29, 2012, entered into between the Registrant and Manouch Moshayedi			Filed herewith

10.21†	First Amendment to Severance and Change in Control Agreement, dated November 29, 2012, entered into between the Registrant and Mark Moshayedi			Filed herewith

10.22†	2010 Incentive Award Plan	DEF-14A	Appendix A	April 16, 2010

10.23†	First Amendment to the Registrant’s 2010 Incentive Award Plan	8-K	10.2	May 24, 2011

10.24	Second Amendment to the Registrant’s 2010 Incentive Award Plan	8-K	10.3	May 22, 2012

10.25†	2010 Incentive Award Plan form of Employee Stock Option Grant Notice and Stock Option Agreement	S-8	99.2	May 28, 2010

10.26†	2010 Incentive Award Plan form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	S-8	99.3	May 28, 2010

Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

10.27†	2010 Incentive Award Plan form of Non-Employee Director Stock Option Grant Notice and Stock Option Agreement	S-8	99.4	May 28, 2010

21.1	List of Subsidiaries of the Registrant			Filed herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm			Filed herewith

23.2	Consent of PricewaterhouseCoopers LLP			Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.