Form 10-K/A
period 2012-12-31
STEC, INC.
filed 2013-04-30
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31623

STEC, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	33-0399154
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of April 26, 2013 there were approximately 46,831,703 shares of common stock outstanding.

Documents Incorporated By Reference

None

sTec, Inc.

FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2013 (the “Original Filing”) is being filed by sTec, Inc. (collectively with our subsidiaries, referred to in this Amendment No. 1 as “sTec”, “we”, “our” and “us”) solely to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated into the 2012 Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the 2012 Form 10-K because our definitive proxy statement will be filed more than 120 days after our fiscal year-end.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors of sTec (the “Board”) . The names of our executive officers, their ages as of April 29, 2013, and their positions with sTec are set forth below, followed by certain other information about them:

Name	Age	Position
Mark Moshayedi	51	President, Chief Executive Officer and Director
Raymond D. Cook	52	Executive Vice-President and Chief Financial Officer
Robert M. Saman	46	Chief Legal Officer, General Counsel and Secretary

Mark Moshayedi has served as a sTec director since March 1992 and is a member of the Equity Awards Committee of our Board of Directors, President since March 2007, and Chief Executive Officer since September 2012. From January 1995 to September 2012, Mr. Moshayedi served as our Chief Operating Officer and Chief Technical Officer. From June 1994 to December 1994, Mr. Moshayedi served as our President of Research and Development. From March 1992 to May 1994, Mr. Moshayedi held various positions with sTec, including Senior Vice President. Mr. Moshayedi also served as sTec’s Secretary from January 1995 through March 2012. Mr. Moshayedi holds a Bachelor of Science degree in engineering from the University of California, Irvine and a Masters of Business Administration from Pepperdine University. With over fifteen years of senior management experience at sTec, Mr. Moshayedi brings to the Board proven management skills and knowledge of all aspects of our business. In particular, he contributes expertise in business operations, sales and marketing, and product development. As one of our longest standing directors, Mr. Moshayedi provides continuity to the Board in addition to a deep understanding of the strategic and operational issues we face. The foregoing attributes, Mr. Moshayedi’s tireless dedication to sTec, his experienced leadership skills and drive for innovation and excellence position him well to serve as our President and Chief Operating Officer, and led our Board to conclude that he should serve as one of our directors. Mr. Moshayedi is the brother of Manouch Moshayedi, who is a former executive officer of sTec and is currently a director and Founder of sTec.

Raymond D. Cook has served as our Chief Financial Officer since November 2008 and as our Executive Vice President and Chief Financial Officer since March 2013. From May 2005 to November 2008, Mr. Cook was the Vice President of Finance and Corporate Controller at Mindspeed Technologies, Inc., a publicly-traded semiconductor networking solutions provider. Mr. Cook also served as interim Chief Financial Officer for Mindspeed from April 2008 to July 2008. From July 2003 to May 2005, Mr. Cook served as Mindspeed’s Executive Director and Controller. From April 1999 to July 2003, Mr. Cook was the Executive Director, Accounting/External Reporting for Conexant Systems, Inc., a publicly-traded provider of solutions for imaging, video, audio, and Internet connectivity applications. From 1989 to 1999, Mr. Cook served in a progression of management positions with Rockwell International. He started his career with the public accounting firm of Spicer & Oppenheim from 1987 to 1989. Mr. Cook holds a Bachelor of Science degree in accounting and a Masters of Business Administration in finance from Loyola Marymount University. Mr. Cook is a Certified Public Accountant.

Robert M. Saman has served as our General Counsel and Assistant Secretary since November 2010 and as our Chief Legal Officer, General Counsel and Secretary since March 2012. Mr. Saman joined sTec as Corporate Counsel in July 2010. From August 2006 to July 2010, Mr. Saman was the Assistant General Counsel and Assistant Secretary for Eclipsys Corporation, a publicly-traded provider of healthcare information technology solutions. Prior to joining Eclipsys, Mr. Saman served from January 2003 to July 2006 in various capacities within the legal department of Gateway, Inc., most recently as Associate General Counsel and Assistant Secretary. Mr. Saman began his legal career with the law firms of Preston Gates & Ellis LLP and Cooley Godward LLP. Prior to law school, he was an analyst specializing in public finance with Jones Hall, a Professional Law Corporation, and a consultant with Ernst & Young LLP. Mr. Saman holds a Juris Doctor degree from Stanford Law School and a Bachelor of Science degree in business administration from the Haas School of Business at the University of California at Berkeley and is an inactive Certified Public Accountant.

Relationships among Executive Officers and Directors

Our executive officers are elected by the Board on an annual basis. Except as otherwise disclosed in their respective biographies, there are no family relationships among any of the directors or executive officers of sTec.

OUR DIRECTORS

Our Board currently consists of seven directors. The names of our directors, their ages as of April 29, 2013 and their positions with sTec are set forth below, followed by certain other information about them:

Name	Age	Director Since	Position
Kevin C. Daly, Ph.D. (1) (2)	68	2010	Chairman of the Board

Rajat Bahri (1)	48	2005	Director

F. Michael Ball (1)	57	2000	Director

Christopher W. Colpitts	45	2009	Director

Manouch Moshayedi	54	1990	Founder and Director

Mark Moshayedi (2)	51	1992	President, Chief Executive Officer, and Director

Matthew L. Witte (1)	55	2009	Director

(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees
(2)	Member of the Equity Awards Committee

Set forth below is a brief biographical description of each of our directors. The primary individual experience, qualifications, attributes and skills of each of our directors that led to the Nominating and Corporate Governance Committee’s and Board’s conclusion that such director should serve as a member of the Board are also described in the following paragraphs.

Kevin C. Daly, Ph.D., joined sTec in May 2010 as a director and member of our Audit, Compensation, and Nominating and Corporate Governance Committees, Chairman of our Equity Awards Committee, and was appointed as sTec’s Chairman of the Board in September 2012. Dr. Daly also served as our Lead Independent Director from May 2011 to September 2012. He has served as Chief Executive Officer of MAXxess Systems, Inc., a provider of electronic security systems, since November 2005. From August 2007 to 2009, Dr. Daly also served as Chief Executive Officer of iStor Networks, Inc., a manufacturer of network storage systems. From 2002 to 2005, Dr. Daly was Chief Executive Officer of Avamar Technologies, Inc., a developer of storage deduplication technology. Avamar was subsequently acquired by EMC Corporation in 2006. Prior to serving as the Chief Executive Officer of Avamar, Dr. Daly was Chief Executive Officer of ATL Products, Inc., a provider of tape automation systems. ATL Products completed an initial public offering in 1997 and was subsequently acquired by Quantum Corporation. Dr. Daly was Chief Technical Officer of Quantum Corporation’s Storage Solutions Group from October 2001 to July 2002. Dr. Daly served as a member of the Boards of Directors of Danka Business Systems, PLC, a provider of comprehensive document solutions, from 2002 to 2008 and iStor Networks, Inc. from 2002 to 2009. Dr. Daly is currently a member of the Boards of Directors of Iteris, Inc., a publicly-traded provider of traffic management solutions, and Project Tomorrow, a national education non-profit group based in Irvine, California. Dr. Daly holds two Master degrees in engineering as well as a Ph.D. in engineering from Princeton University, and he holds a Bachelor of Engineering degree from the University of Notre Dame. Having served as a senior officer of several companies, including companies involved in the storage systems technology industry, Dr. Daly offers to the Board a wealth of management and leadership experience as well as a deep understanding of our industry. For these reasons, our Board concluded that Dr. Daly should serve as one of our directors.

Rajat Bahri joined sTec in November 2005 as a director and member of our Audit, Compensation, and Nominating and Corporate Governance Committees and currently serves as the Chairman of our Audit Committee. Since January 2005, Mr. Bahri has been Chief Financial Officer of Trimble Navigation Limited, a publicly-traded company that provides advanced positioning product solutions. Prior to joining Trimble, Mr. Bahri served for more than 15 years in various capacities within the financial organizations of several subsidiaries of Kraft Foods, Inc. and General Foods Corporation. Most recently, he served as the Chief Financial Officer for Kraft Canada, Inc. From June 2000 to June 2001, Mr. Bahri served as Chief Financial Officer of Kraft Pizza Company. From 1997 to 2000, Mr. Bahri was Operations Controller for Kraft Jacobs

Suchard Europe. Mr. Bahri holds a Bachelor of Commerce degree from the University of Delhi and a Masters of Business Administration from Duke University. Mr. Bahri has extensive financial and senior executive management experience, with which he contributes to the Board a wealth of knowledge and insight, especially on matters relating to finance and accounting. Mr. Bahri gained his finance and accounting expertise while serving as Chief Financial Officer for Trimble, where he is responsible for worldwide financial, tax, investor and treasury activities, and during his tenure with Kraft Foods, Inc. and General Foods Corporation. With this experience, Mr. Bahri possesses the financial acumen requisite to serve as an audit committee financial expert on our Audit Committee. In addition, as Chief Financial Officer of Trimble, Mr. Bahri has significant exposure to many of the complex issues facing public companies. For these reasons, our Board concluded that Mr. Bahri should serve as one of our directors.

F. Michael Ball joined sTec in October 2000 as a director and member of our Audit and Compensation Committees. Mr. Ball was appointed as a member of our Nominating and Corporate Governance Committee in February 2004 and currently serves as the Chairman of our Compensation Committee. Since March 28, 2011, Mr. Ball has been Chief Executive Officer of Hospira, Inc., a publicly-traded global specialty pharmaceutical and medication delivery company. He also serves on the board of directors of Hospira. Prior to joining Hospira, Mr. Ball served for more than 15 years in various capacities within Allergan, Inc., a publicly-traded pharmaceutical company. From February 2006 to March 2011, Mr. Ball served as President of Allergan. From October 2003 to January 2006, Mr. Ball was Executive Vice President and President, Pharmaceuticals, of Allergan. From April 1996 to September 2003, Mr. Ball was Corporate Vice President and President, North America Region of Allergan. In addition, Mr. Ball has previously served on the board of directors of Intralase Corp., a publicly-traded medical device company, from July 2006 until April 2007. Mr. Ball holds a Bachelor degree and a Masters of Business Administration from Queens University Canada. With his distinguished career, Mr. Ball brings to the Board demonstrated leadership capabilities and a track record of success. He also provides the Board with expertise in business operations and management. With his experience as an executive officer at Allergan and Hospira, Mr. Ball has significant exposure to many of the complex issues facing large public companies, including on the operational, financial and corporate governance fronts. For these reasons, our Board concluded that Mr. Ball should serve as one of our directors.

Christopher W. Colpitts joined sTec as a director in March 2009. Since May 2006, Mr. Colpitts has been the Managing Director and Global Head of Technology Investment Banking at Deutsche Bank. Prior to this, he spent nine years at Lehman Brothers, most recently as Managing Director and Global Head of Electronics Investment Banking. Mr. Colpitts holds a Bachelor of Art degree in business administration and a Masters of Business Administration from the University of Western Ontario. With his distinguished career in investment banking, Mr. Colpitts contributes to the Board extensive knowledge regarding business strategy, operations and the technology sector. He also provides the Board with valuable financial and investment expertise. His broad experience identifying profitable business opportunities, valuing businesses and advising on financial strategy provides the Board with key insights into effective business operations, and these attributes led the Board to conclude that he should serve as one of our directors.

Manouch Moshayedi, a co-founder of sTec, has served as a director and our President or Chief Executive Officer and Chairman of the Board from our inception in March 1990 until September 2012, at which time he assumed the position of Founder and Director. From March 1990 to September 1994, Mr. Moshayedi also served as our Chief Financial Officer. Mr. Moshayedi graduated with a Bachelor of Science degree in engineering from California State University, Fullerton and a Masters of Business Administration from Long Island University in New York. Mr. Moshayedi’s distinguished career as a senior executive, including as our President, Chief Executive Officer and Chief Financial Officer, provides the Board with demonstrated leadership capabilities and expertise in management and finance and led our Board to conclude that he should serve as one of our directors. As a co-founder, Mr. Moshayedi brings in-depth knowledge, experience and understanding of all facets of our business and industry. Mr. Moshayedi co-founded sTec as a small computer memory company in Santa Ana nearly two decades ago. Since then, under Mr. Moshayedi’s continued leadership, sTec has grown into a global engineering and manufacturing company that is a leading provider of solid-state drives (“SSDs”) worldwide with locations in California, Texas, Malaysia, Taiwan, Japan, China, India, the United Kingdom, Germany and Italy. The strengths and benefits of Mr. Moshayedi’s leadership are reflected in sTec’s transformation into a leading provider of enterprise-class Flash SSDs. Mr. Moshayedi is the brother of Mark Moshayedi, who is a director and President and Chief Executive Officer of sTec.

Mark Moshayedi. See above under the heading “Our Executive Officers” for Mark Moshayedi’s biography.

Matthew L. Witte joined sTec in January 2009 as a director and member of our Audit, Compensation and Nominating and Corporate Governance Committees. He serves as the Chairman of our Nominating and Corporate Governance Committee. Mr. Witte is a founding partner of Marwit Capital, LLC, a private equity firm with which he was affiliated from January 1994 until 2010. In addition, Mr. Witte is currently one of two Managing Partners of the firm’s current fund, Marwit Capital Partners II, L.P., where he is responsible for the fund’s management and final investment decisions. Mr. Witte holds a Bachelor of Science degree from Cornell University. Mr. Witte brings to the Board extensive investing, management and entrepreneurial experience, making him a key member of our Board. Mr. Witte’s expertise in finance and investment strategy makes him a valuable contributor to discussions and deliberations involving many of the strategic, financial and operational issues we face. Mr. Witte is adept at identifying and evaluating business opportunities that can contribute to the growth of sTec. In addition, Mr. Witte has considerable directorial and governance experience and, in February of 2009, he was recognized as “Director of the Year for Early Stage Companies” by the Forum for Corporate Directors. For these reasons, our Board concluded that Mr. Witte should serve as one of our directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the SEC. Such executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms received by us for fiscal year 2012 and written representations from certain reporting persons that no other reports were required for such persons, we believe that our executive officers, directors and 10% shareholders have complied with their reporting requirements under Section 16(a).

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. A copy of our Code of Business Conduct and Ethics can be found under the “Corporate Governance” tab of the “Investor Relations” section of our website at http://www.sTec-inc.com. We intend to disclose any future amendments to or waivers of the provisions of the Code of Business Conduct and Ethics on that website.

AUDIT COMMITTEE

sTec has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The Audit Committee consists of Messrs. Bahri (Chairman), Ball and Witte and Dr. Daly. The Audit Committee is responsible for reviewing financial information that will be provided to shareholders and others, the systems of internal controls that our management and our Board have established, the performance and selection of our independent registered public accounting firm, our audit and financial reporting processes, and our accounting practices. The Audit Committee operates under a written charter adopted by our Board, and the Audit Committee reviews and confirms the adequacy of such charter on an annual basis. Each member of the Audit Committee is independent within the meaning of applicable SEC rules, the listing standards of the NASDAQ Stock Market (“NASDAQ”), and sTec’s Corporate Governance Guidelines. The Board has determined that Mr. Bahri is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and that each member of the Audit Committee satisfies the “financial sophistication” requirements of the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Overview

The Compensation Committee recommends to the Board the form and amount of compensation for non-employee directors. We do not provide compensation to the employee members of our Board for their service on the Board or for attendance at meetings of committees of the Board on which they serve. Therefore, Messrs. Manouch and Mark Moshayedi were not paid for their service as directors in 2012. All compensation paid to Messrs. Manouch and Mark Moshayedi during the year ended December 31, 2012 is reported in the “Summary Compensation Table” in the “Executive Compensation and Related Information” section of this Amendment No. 1.

Our compensation for our non-employee directors for 2012 was comprised of both cash compensation, in the form of meeting fees, and equity compensation, in the form of option grants. Each of these components is described in more detail below.

Cash Compensation for Meeting Attendance

During fiscal year 2012, non-employee members of our Board received the compensation described below for their service on the Board and its committees.

•	Board Meetings: Each non-employee director received $15,000 for attendance in person at each regular meeting of our Board.

•

Audit Committee Meetings: The chair of the Audit Committee received $2,000 for each regular meeting over which he presided in person and the remaining members of the Audit Committee each received $1,000 for each regular meeting attended in person.

•

Compensation Committee Meetings: The chair of the Compensation Committee received $2,000 for each regular meeting over which he presided in person and the remaining members of the Compensation Committee each received $1,000 for each regular meeting attended in person.

•

Nominating and Corporate Governance Committee Meetings: The chair of the Nominating and Corporate Governance Committee received $2,000 for each regular meeting over which he presided in person and the remaining members of the Nominating and Corporate Governance Committee each received $1,000 for each regular meeting attended in person.

In addition to the meeting fees, our non-employee Board members are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board and committees of the Board.

Equity Compensation

Pursuant to sTec’s 2010 Incentive Award Plan, a non-employee director will receive, upon his or her initial election or appointment to the Board, an automatic option grant to purchase 30,000 shares of sTec common stock (“Initial Option Grant”). In addition, beginning with the annual meeting of shareholders that occurs after each non-employee director’s first anniversary of election or appointment to our Board, such non-employee director will automatically be granted an option to purchase 15,000 shares of sTec common stock per year for each year of service on the Board thereafter, effective as of the date immediately following each annual meeting of shareholders. The option grant will have an exercise price equal to the fair market value of the option shares on the grant date and will have a term of ten years measured from the grant date, subject to earlier termination following the optionee’s cessation of service on the Board. The shares subject to each automatic option grant vest in a series of four successive equal annual installments upon the optionee’s completion of each year of Board service over the four-year period measured from the date of grant. The stock options will immediately vest in full upon certain changes in control or ownership of sTec, and any Initial Option Grant shall immediately vest in full upon cessation of service on the Board by reason of death or disability. Upon a non-employee director’s cessation of service on the Board for any reason, his or her vested stock options shall remain exercisable for twelve (12) months.

Director Compensation Table

The following table sets forth information regarding the compensation to persons who served as non-employee directors during the year ended December 31, 2012. We do not provide compensation to the employee members of our Board for their service on the Board or for attendance at meetings of committees of the Board on which they serve. Accordingly, the information presented below is only with respect to our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Kevin C. Daly	$72,000	$65,100	$137,100
Rajat Bahri	$76,000	$65,100	$141,100
F. Michael Ball	$76,000	$65,100	$141,100
Christopher W. Colpitts	$60,000	$65,100	$125,100
Matthew L. Witte	$76,000	$65,100	$141,100

(1)	The amounts shown equal the grant date fair value of the option awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation.” The assumptions used to calculate the grant date fair value are set forth in Note 10 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.
(2)	The table below sets forth the number of vested and unvested options held by each of our non-employee directors as of December 31, 2012. None of our non-employee directors held any unvested stock units as of December 31, 2012.

Name	Options Awards Outstanding at 12/31/2012
Kevin C. Daly	60,000
Rajat Bahri	135,000
F. Michael Ball	155,000
Christopher W. Colpitts	105,000
Matthew L. Witte	105,000

EXECUTIVE OFFICER COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

Compensation of our named executive officers is determined by our Compensation Committee, which consists of four independent directors. This section explains our 2012 compensation program as it relates to the following executives and former executive, which are collectively referred to as the “named executive officers:”

Name	Position
Mark Moshayedi	President and Chief Executive Officer (1)
Raymond D. Cook	Executive Vice President and Chief Financial Officer
Robert M. Saman	Chief Legal Officer, General Counsel and Secretary
Manouch Moshayedi	Former Chief Executive Officer (2)

(1)	Mark Moshayedi was elected by our Board to the position of President and Chief Executive Officer, effective September 18, 2012, from his previous position of President, Chief Operating Officer and Chief Technical Officer.
(2)	Effective September 18, Manouch Moshayedi stepped down from all executive officer positions, assuming the title of Founder and continuing to serve as a member of the Board.

Executive Summary

The Compensation Committee evaluates and sets compensation for our named executive officers consistent with our stated objective to provide an overall compensation package that: (i) attracts, motivates and retains executive talent to improve the Company’s financial performance; (ii) holds executives accountable for the performance of the functions for which they are responsible, aligned with our overall business priorities; (iii) sets compensation levels considering each executive’s specific responsibilities and Company performance, including overall profitability and peer company benchmark data; and (iv) aligns the interests of executive officers and shareholders.

Specifically, the Compensation Committee’s philosophy is to:

•

Emphasize pay-for-performance and tie a significant portion of our named executive officers’ compensation to the Company’s performance. Consistent with our performance-based compensation philosophy, we reserve the largest portion of our executives’ potential compensation for performance- and equity-based programs. Our performance-based bonus program rewards short-term performance, while our equity awards reward long-term performance and are designed to align the interests of management with those of our shareholders. The performance goals under our bonus program focus on increasing our revenues and achieving earnings per share objectives, thereby motivating both corporate growth and profitability.

•

Align our compensation programs with the long-term interests of our shareholders. We believe that equity awards serve to align the interests of our executives with those of our long-term shareholders by encouraging long-term sustainable performance. As such, equity awards that vest over multiple years are a key component of our executive compensation program. The objectives of equity compensation are to encourage creation of increased and sustained shareholder value by providing executive officers with a significant incentive to create long-term share price appreciation and to motivate and reward executive officers for the achievement of superior performance by the Company, as well as to establish consequences for underperformance.

•

Provide competitive pay opportunities that reflect best practices. The Compensation Committee of our Board annually reviews our executive compensation program to ensure that it not only provides competitive pay opportunities, but also reflects best practices.

•

Continue to develop strong governance standards with respect to our procedures and practices used to make compensation decisions. As part of its commitment to strong corporate governance and best practices, our Compensation Committee has retained an independent compensation consultant and has incorporated compensation analytical tools as part of its annual executive compensation review.

During the first quarter of 2012, the Compensation Committee took the following actions affecting the compensation of our named executive officers under sTec’s compensation policies, programs and practices, in consultation with its independent compensation consultant:

•

Approved a modest merit increase to the base salaries of Messrs. Mark Moshayedi and Cook, consistent with the pay practices of our peer group, and a merit and market adjustment increase to the base salary of Mr. Saman;

•

Increased the at-risk portions of our named executive officers’ compensation by setting target cash bonus opportunities for Mr. Cook at 70% of base salary, Mr. Mark Moshayedi at 65% of base salary; and Mr. Saman at 50% of base salary;

•

Made equity award grants to our named executive officers in the form of stock options and restricted stock units with the stock options having an exercise price equal to 100% of the fair market value of the Company’s common stock on the date of grant.

In establishing our performance objectives for 2012 for purposes of our Executive Cash Incentive Plan (“ECIP”), our Compensation Committee took into consideration the then current market conditions and our board-approved budget and strategic plan. Based on the foregoing, under the 2012 ECIP, our revenue objective was set at $210 million as compared to $390 million for 2011, and our non-GAAP diluted loss per share target was set at $0.66 as compared to the non-GAAP diluted earnings per share target of $1.20 for 2011.

Given heightened competitive pressures on our business over the course of 2012, we did not meet either of our target corporate performance objectives for 2012, with sTec achieving revenue of $168 million, or 80% of our targeted revenue for 2012; and non-GAAP diluted loss per share of $1.03, which represented a greater loss than anticipated.

On November 29, 2012, the Compensation Committee approved the voluntary offer by Messrs. Manouch and Mark Moshayedi to reduce their respective annual base salaries to $1.00 and to eliminate their car allowance, effective December 1, 2012. This reduction to base compensation did not affect any other compensatory arrangements that Messrs. Manouch and Mark Moshayedi have with sTec and does not impact their other non-salary compensation and benefits. In particular, for any compensation program in which base salary is used as a factor for determining benefits, we continue to use the base salaries in effect prior to the reduction as of December 1, 2012.

Impact of 2012 “Say on Pay” Advisory Vote

At our 2012 Annual Meeting, through the exercise of an advisory “say on pay” vote our shareholders expressed support for the compensation of our named executive officers, with approximately 98% of the votes cast for approval of the compensation paid to our named executive officers as disclosed in the proxy statement for the 2012 Annual Meeting. Following our 2012 Annual Meeting, our Compensation Committee evaluated the results of the 2012 advisory say on pay vote to determine whether or not the advisory vote indicated that changes should be made to the manner in which the Company compensates its named executive officers. In addition to the results of this advisory vote, the Compensation Committee also considered many other factors in evaluating our executive compensation programs as discussed in this Compensation Discussion and Analysis, including the Compensation Committee’s assessment of the interaction of our compensation programs with our financial and operational objectives, evaluations of our programs by Radford, and review of peer company data, each of which is evaluated in the context of the Compensation Committee’s responsibility to act in sTec’s and our shareholders’ best interests. While each of these factors influenced the Compensation Committee’s decisions regarding our named executive officers’ compensation, in light of the high level of approval by the Company’s stockholders for the compensation of the Company’s named executive officers as disclosed in the proxy statement for the 2012 Annual Meeting, the Compensation Committee did not make any material changes to our executive compensation program and policies as a result of the 2012 advisory say on pay vote.

Executive Compensation Program and General Objectives

Our compensation decisions with respect to individual named executive officer total annual compensation are affected by (i) the executive’s performance, (ii) the executive’s level of responsibility and function within sTec, (ii) the executive’s experience in the position, (iv) the overall performance and profitability of sTec, (v) our effective execution of our strategic initiatives, and (vi) our assessment of the competitive marketplace for executive officers in comparable positions, including businesses of similar size and complexity within the technology market. Our Compensation Committee annually reviews the elements of our executive officer compensation program and makes changes when it believes it is either necessary or in the best interest of sTec.

To assist in understanding market practices, the Compensation Committee assesses “industry norms,” which are provided to the Compensation Committee by Radford, the Compensation Committee’s independent compensation consultant. The Compensation Committee’s philosophy is that in order to attract and retain the best executive talent, sTec’s target range for total direct compensation (consisting of base salary, target cash incentive compensation and equity compensation) should be generally between the 50th and 75th percentile of the peer group. The Company believes that it generally needs to pay compensation in this range in order to attract and retain the caliber of employee that will assist the Company in achieving its strategic objectives in the future. While the Compensation Committee reviews market data to determine where each named executive officer’s target total direct compensation falls relative to the 50th to 75th percentile range, this is only one of several factors used by the Compensation Committee in making compensation determinations. The Compensation Committee does not attempt to target individual components of compensation at any specific percentile of the market. The Compensation Committee believes that an effective executive compensation program should permit the flexibility to award compensation that may be above industry norms when sTec’s performance exceeds expectations, and if sTec’s performance is below expectations, total direct compensation may be reduced to below industry norms. We attempt to provide an aggregate compensation package that is competitive with what our executives could earn elsewhere.

We believe that if the Company performs strongly and our shareholders benefit, our named executive officers should earn compensation that corresponds to such Company performance. Accordingly, the compensation of each of our named executive officers is driven in part by our financial results, and reflects our growing commitment toward a pay-for-performance compensation philosophy. In making compensation determinations, the Compensation Committee also considers the fact that two of the Company’s named executive officers are significant shareholders of sTec. However, the Compensation Committee believes that this should not unduly impact these executives’ compensation packages, given that such named executive officers should still be compensated competitively. The Compensation Committee primarily evaluates these executives’ compensation based upon how they perform, contribute and fulfill their responsibilities to sTec and add value for sTec’s shareholders.

Role of Compensation Committee, Named Executive Officers and the Consultant

Role and Authority. Our Compensation Committee administers the compensation program for our named executive officers and establishes the overall compensation philosophy for named executive officers. The role of the Compensation Committee is to review and approve the base salaries, bonuses and other cash compensation or perquisites of the executive officers and to administer and approve awards under our cash and stock incentive plans. The Compensation Committee also reviews and recommends to the Board for approval, or approves as appropriate, new cash or stock incentive plans and any changes to or modifications of existing cash or stock incentive plans. The Compensation Committee also periodically reviews and recommends to the Board for consideration and approval any changes in director compensation for our non-employee directors. The current members of our Compensation Committee are Rajat Bahri, F. Michael Ball, Kevin C. Daly, Ph.D. and Matthew L. Witte, each of whom is a “non-employee director” as such term is defined in Rule 16b-3 under the Securities and Exchange Act of 1934, as amended, and each of whom also meets applicable federal securities and NASDAQ listing requirements to qualify as an independent director. In addition, our Compensation Committee is also comprised exclusively of “outside directors,” as defined under Section 162(m) of the Internal Revenue Code.

Role of Executive Officers in Compensation Decisions. The Compensation Committee periodically meets with members of senior management to discuss and review our compensation program, practices and packages for executives, other employees and directors. The Compensation Committee annually evaluates the performance of our Chief Executive Officer and determines and approves his total compensation based on this evaluation in light of the philosophy and objectives of our executive compensation program. Our Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to our other executive officers and evaluates their performance annually. Our Chief Executive Officer is not involved with determining his own pay. Executive officers are generally not present at the time of compensation deliberations held by the Compensation Committee. The Compensation Committee considers, but is not bound by and does not always accept, management’s recommendations with respect to executive compensation.

Delegation and the Equity Awards Committee. In fulfilling its responsibilities, the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee and, to the extent not expressly reserved to the Compensation Committee by the Board or by applicable law, rule or regulation, to any other committee of directors appointed by it, which may or may not be composed of members of the Compensation Committee. The Board may also delegate to two or more of our directors the authority to make option grants or other stock-based awards under our stock incentive plan to eligible individuals who are not executive officers or board members, provided that the Compensation Committee or Board sets guidelines on the authority of such directors to make grants. Our Board has established the Equity Awards Committee, which throughout 2012 consisted of Messrs. Manouch and Mark Moshayedi, with limited authority to make option grants and other stock-based awards under our 2010 Incentive Award Plan to eligible individuals other than executive officers and non-employee board members. On April 26, 2013, our Board reconstituted the Equity Awards Committee to now consist of Dr. Kevin Daly and Mr. Mark Moshayedi, with limited authority to make option grants and other stock-based awards under our 2010 Incentive Award Plan to eligible individuals other than executive officers and non-employee board members. Under sTec’s Equity Award Policy, the Equity Awards Committee has been authorized to grant stock option equivalents for no more than 50,000 shares of sTec’s common stock to any one individual; and the total number of stock option equivalents that may be granted by the Equity Awards Committee per calendar quarter shall not exceed 400,000 shares of sTec’s common stock.

Use of Consultants. The Compensation Committee has the authority to engage its own independent advisors, including compensation consultants, to assist in carrying out its responsibilities. The Compensation Committee engaged Radford beginning in 2008 as its independent compensation consultant and Radford has continued to serve in that capacity since then. In 2012, Radford performed no other services to the Company. Radford was retained by the Compensation Committee in 2012 to conduct a review and analysis of our executive compensation program and to provide advice and recommendations on competitive market practices and the appropriateness and merit of specific compensation decisions. As appropriate, Radford participates in meetings with the Compensation Committee. In addition, the Chair of the Compensation Committee has direct access to Radford’s advisors outside of meetings. The Compensation Committee has reviewed an assessment of any potential conflicts of interest raised by Radford’s work for the Compensation Committee, which assessment considered the following six factors: (i) the provision of other services to the Company by Radford; (ii) the amount of fees received from the Company by Radford, as a percentage of Radford’s total revenue; (iii) the policies and procedures of Radford that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the Radford consultant with a member of the Compensation Committee; (v) any Company stock owned by the Radford consultants; and (vi) any business or personal relationship of the Radford consultant or Radford with any of the Company’s executive officers, and concluded that there are no such conflicts of interest. Using the same six factors, the Compensation Committee has concluded that Radford has no conflicts of interest in performing services as the compensation consultant to the Compensation Committee. Radford has not provided any other services to us nor have they received any compensation other than with respect to the services provided to the Compensation Committee. The Compensation Committee has again retained Radford in 2013 to review our executive compensation programs and practices.

Comparative Market Information. The Compensation Committee recognizes that comparable market information may not be directly applicable to us given that our current Chief Executive Officer and former Chief Executive Officer are founders and beneficial holders of a significant equity position in sTec. Therefore, while compensation paid to our named executive officers are compared with those of their counterparts in the market, the market compensation levels are used only as a guide and point of reference for determining our executives’ compensation, especially in the cases of our current Chief Executive Officer and former Chief Executive Officer. In addition, while the Compensation Committee reviews each element of our executives’ compensation relative to the market to determine the reasonableness of our executives’ compensation, it does not have a practice of setting each element of compensation by reference to any specific percentile or benchmark. The Compensation Committee’s philosophy is that in order to attract and retain the best executive talent, sTec’s target range for total direct compensation should be generally within the 50th and 75th percentile of the market.

For purposes of evaluating competitive market practices, in February 2012, Radford provided an analysis of our named executive officers’ 2011 compensation level as compared to a peer group recommended by Radford and ultimately selected by the Compensation Committee. Our peer group consisted of twenty companies headquartered in technology hubs reflective of comparable cost of living pressures, representing a cross-section of (1) semiconductor companies with revenue generally between $200 million and $1 billion and market capitalization of $200 million to $2 billion; and (2) broader high technology companies with revenue between $200 million and $1 billion and market capitalization of $200 million to $2 billion. These criteria were designed to identify companies that are similar in size and industry, making them appropriate for measuring compensation practices. Our peer group was generally consistent with last year with a few changes recommended by Radford given that a few of our 2011 peer companies had been acquired or consolidated, or because of changes in the size of the peer companies.

The 2012 peer group consisted of the following companies:

• Applied Micro Circuits • Coherent • Diodes • Emulex • Fusion-io • Hittite Microwave • Integrated Device Technology • IXYS • Micrel • Microsemi	• OCZ Technologies • OmniVision Technologies • PMC Sierra • Power Integrations • Qlogic • RF Micro Devices • Semtech • Sigma Designs • Silicon Laboratories • Triquint Semiconductor

Per the February 2012 Radford analysis, within this peer group: (i) our revenue was at the 20th percentile based on the last fiscal year financial data and at the 35th percentile for the trailing twelve months; (ii) our net income was at the 27th percentile based on the fiscal year financial data and at the 56th percentile for the trailing twelve months; and (iii) our market capitalization as of February 2012 was at the 11th percentile. The revenue, net income and market capitalization information of the Company’s peers was compiled by Radford using annual reports on Form 10-K and quarterly reports on Form 10-Q filed with the SEC.

The results of Radford’s February 2012 survey comparing the named executive officers’ 2011 compensation levels to the peer group, as presented to the Compensation Committee at its February 2012 meetings, are shown in the table below:

Name	2011 Base Salary	Target Total Cash (1)	Equity Compensation (2)	Target Total Direct Compensation	Market Percentile Achieved (Target Total Direct Compensation)
Mark Moshayedi	$470,000	$752,000	$911,600	$1,663,600	50th – 75th Percentile
Raymond D. Cook	$340,000	$544,000	$547,300	$1,091,300	50th Percentile
Robert M. Saman	$260,000	$351,000	$359,900	$710,900	25th – 50th Percentile
Manouch Moshayedi	$530,000	$1,060,000	$1,595,300	$2,655,300	25th – 50th Percentile

(1)	Amounts shown represent the executive’s base salary plus target cash incentive award.
(2)	Amounts shown represent the value of equity awards granted in 2011, as set forth in Radford’s report, based upon the Company’s Black-Scholes assumptions. The grant date fair values for the 2011 equity awards under FASB ASC 718 are set forth in the Summary Compensation Table.

Considering these, as well as other factors, during the first quarter of 2012, the Compensation Committee adjusted the compensation program for our named executive officers for 2012 as follows:

•

Approved a modest merit increase to the base salaries of Messrs. Mark Moshayedi and Cook ranging from 2.9% to 3.1%, consistent with the pay practices of our peer group, and a merit and market adjustment increase of 30.8% to the base salary of Mr. Saman, as discussed further below;

•

Increased the target cash bonus incentive opportunities for Messrs. Mark Moshayedi, Cook and Saman, as discussed further below, in order to remain competitive relative to our peer group and to place more pay at risk within our overall compensation program, consistent with our pay-for-performance philosophy; and

•

Provided that each named executive officer’s cash incentive compensation would be based 100% on our achievement of pre-established corporate objectives consisting of net revenue and non-GAAP earnings per share, all in an effort to more closely align our named executive officers’ interests with those of our stockholders.

Consistent with 2011, the Compensation Committee determined to target total cash compensation levels and granted equity awards in order to bring the named executive officers’ target total direct compensation levels closer to the 50th to 75th percentile range, as discussed more fully below. The Compensation Committee determined that a long-term strategy of setting target total direct compensation in the 50th to 75th percentile range was appropriate to attract and retain executive talent and to incentivize exceptional performance.

Elements of Compensation

Our executive compensation program consists of a mix of the following elements: (i) base salary, (ii) annual cash incentives, (iii) long-term incentive compensation, in the form of stock options, and for certain executive officers, restricted stock units, (iv) perquisites and (v) termination and change in control benefits. Our executives also participate in certain other benefits, such as general health, life and disability insurance plans and our tax-qualified 401(k) defined contribution plan, which are generally available to all salaried employees, with the exception of additional life insurance benefits provided to Messrs. Manouch and Mark Moshayedi.

While the Compensation Committee determines the mix of our compensation elements, it does not assign any specific weight to any of the individual compensation elements in establishing total executive compensation. The compensation mix and amount of each compensation element is intended to vary by position and according to the level of responsibility of each officer, and is designed to motivate and focus all officers on goal achievement. As a result, total direct compensation should vary from year to year based on sTec’s performance and the executive’s performance.

Base Salary

We believe that it is important that the total cash compensation paid to our named executive officers remains at a competitive level to enable us to attract and retain management personnel with the talents and skills required to meet the challenges of a highly competitive industry. Base salary levels are designed primarily to provide the competitive compensation required to attract and retain executives with the talents, skills and experience necessary to drive sTec’s success. Base salaries may be adjusted each year on the basis of the executive’s experience, skill set, performance level and contributions to sTec’s overall success, as well as the competitive marketplace for executives in comparable positions. Adjustments to base salary may be contingent on sTec’s performance in any given year. The relative weight given to each factor varies with each named executive officer at the sole discretion of the Compensation Committee. Although base salaries for named executive officers are reviewed annually or upon changes in responsibilities, there is no assurance of any salary adjustment for any named executive officer on an annual basis. In addition, the Compensation Committee believes that it is important to provide named executive officers with a certain level of compensation stability each year. Therefore, the Compensation Committee generally does not expect that base salaries will change substantially from year to year absent extraordinary circumstances, such as a significant increase in responsibilities, change in compensation practices in the market for executive talent or promotion. We believe that base salary will over time comprise a smaller portion of total direct compensation as sTec continues to emphasize a pay-for-performance policy.

In March 2012, the Compensation Committee reviewed the base salaries of our named executive officers. Radford’s 2012 report indicated that our base salaries were generally competitive compared to our peer group. Messrs. Manouch Moshayedi’s and Saman’s base salaries were between the 25th and 50th percentile; Mr. Cook’s base salary was between the 50th and 75th percentile; and Mr. Mark Moshayedi’s base salary was above the 75th percentile of sTec’s peer group, which is based partly on the use of Radford market data but also based on his unique responsibilities and roles within sTec, which in 2011 through September 17, 2012 included the positions of President, Chief Operating Officer and Chief Technical Officer. In order to be consistent with the pay practices of our peer group, the Compensation Committee approved a modest merit increase to the base salaries of Messrs. Mark Moshayedi and Cook ranging from 2.9% to 3.1%. The Compensation Committee also approved a merit and market adjustment increase of 30.8% to the base salary of Mr. Saman, which placed his base salary at above the 75th percentile of sTec’s peer group. Consistent with our pay philosophy and goal of compensating our executives competitively, this merit and market adjustment increase not only took into account Mr. Saman’s exemplary performance, but also recognized his promotion and expanded responsibilities from his original hiring position of Corporate Counsel to Chief Legal Officer, General Counsel, and Secretary. There was no change to the base salary of Mr. Manouch Moshayedi.

Thus, effective January 1, 2012, the base salaries of the named executive officers were as follows:

Name	2012 Base Salary
Mark Moshayedi	$484,000
Raymond D. Cook	$350,000
Robert M. Saman	$340,000
Manouch Moshayedi	$530,000

On November 29, 2012, the Compensation Committee approved the voluntary offer by Messrs. Manouch and Mark Moshayedi to reduce their respective annual base salaries to $1.00, effective December 1, 2012. This reduction to base compensation did not affect any other compensatory arrangements that Messrs. Manouch and Mark Moshayedi have with

sTec and does not impact their non-salary compensation and benefits. In particular, for any compensation program in which base salary is used as a factor for determining benefits, we continue to use the base salaries in effect prior to the reduction as of December 1, 2012.

Cash Incentive

In March 2008 the Board adopted, and in May 2008 our shareholders approved, sTec’s Executive Cash Incentive Plan (the “ECIP”). The ECIP is designed to recognize and reward the link between achievement of sTec’s business objectives and an executive’s contribution to that success. Cash incentives are intended to motivate and retain executives by providing compensation, in addition to base salary, for the achievement of corporate and individual objectives that are established annually by the Compensation Committee. The Compensation Committee believes the ECIP will advance our pay-for-performance policy by focusing the attention of our executive officers on the attainment of the Company’s objectives and individual objectives for the year. The ECIP expired pursuant to its terms on December 31, 2012. As a result, our Board has adopted and is seeking shareholder approval of the sTec, Inc. 2013 Executive Cash Incentive Plan in order to continue to provide short-term or annual incentive awards to the named executive officers and other designated executive officers which will not be subject to the limitation on deductibility by the Company for income tax purposes under Section 162(m) of the Internal Revenue Code.

Under the ECIP, each executive officer has an annual bonus target, expressed as a percentage of base salary that is approved by the Compensation Committee each year. The Compensation Committee establishes the Company’s performance goals and individual performance goals for the plan each year based on the then-current business priorities. Metrics and weightings may vary from year to year as the Compensation Committee seeks to deliver near-term operating performance that supports long-term growth, as measured through stock appreciation to the shareholders.

Target Bonus Opportunities. For 2012, the Compensation Committee selected Messrs. Manouch and Mark Moshayedi, Cook and Saman to participate in the ECIP. The Compensation Committee considered a variety of factors when setting target incentive bonuses for our named executive officers. Such factors included internal pay equity, experience, tenure, position and a desire to put more pay at-risk for executive team members. In addition, Radford’s February 2012 report indicated that the named executive officers’ 2011 target cash bonus opportunities were generally below the 50th percentile of the peer group, with Messrs. Cook’s and Saman’s 2011 target cash bonuses falling below the 25th percentile of the peer group. The table below sets forth the target bonus opportunities the Compensation Committee established for 2012 for our named executive officers, which for all but Mr. Manouch Moshayedi represented an increase from the target bonus opportunities provided in 2011. The Compensation Committee provided these increases in order to remain competitive within our peer group and to continue to emphasize our pay-for-performance compensation philosophy.

Name	2011 Target Bonus Opportunity (as a % of base salary)	2012 Target Bonus Opportunity (as a % of base salary)
Mark Moshayedi	60%	65%
Raymond D. Cook	60%	70%
Robert M. Saman	35%	50%
Manouch Moshayedi	100%	100%

Performance Criteria for ECIP. For 2012, 75% of each named executive officer’s target bonus was based on the achievement of an overall corporate revenue objective, and 25% was based on the achievement of a non-GAAP diluted earnings per share objective. Revenue and non-GAAP diluted earnings per share were used as sTec’s performance objectives because the Compensation Committee believed they most directly align with sTec’s growth strategy and generally represent the best correlation with shareholder value.

Both the revenue and non-GAAP diluted earnings per share performance objectives were based on our board-approved budget and strategic plan, including expected growing competition and longer-than-expected qualification cycles due to the complexity and customization of our products.

•

Revenue objective (weighted 75%): $210 million. This objective was significantly lower than the revenue objective of $390 million under the 2011 ECIP, given a challenging business environment for 2012.

•

Non-GAAP diluted loss per share objective (weighted 25%): $0.66. This objective was significantly lower than the non-GAAP earnings per share objective of $1.20 under the 2011 ECIP. For the purpose of determining whether the non-GAAP diluted loss per share objective had been met, the Compensation Committee used non-GAAP earnings per share as reported by sTec in its press releases announcing its quarterly and annual results of operations. As in previous years, the use of non-GAAP numbers was pre-established under the 2012 ECIP. For

2012, the non-GAAP earnings per share reflected an adjustment for non-cash, non-recurring, extraordinary and certain other items, including employee stock compensation expense, securities and derivative action litigation costs, litigation loss contingency accrual, Securities Exchange Commission investigation and litigation costs, intellectual property litigation costs, employee severance, deferred tax asset valuation allowance, and the estimated income tax effect of the non-GAAP adjustments.

The Compensation Committee believes it is important to align the executive officers’ performance-based cash payments with these non-GAAP financial measures, as these are the measures that sTec’s management, as well as the investment community, uses in analyzing the business.

When determining the performance goals and metrics and target bonuses, the Compensation Committee considered the likelihood of the achievement of the target levels of performance. At the time the performance goals were determined, the Compensation Committee was substantially uncertain as to whether the performance goals would be met. The Compensation Committee believes that the performance goals were challenging and difficult to achieve, but attainable with significant effort and skill on the part of the executive officer participants.

How the 2012 ECIP works. sTec must meet a minimum level of performance for at least one of the corporate performance objectives for any funding to be allocated to the ECIP. For 2012, the Compensation Committee maintained the threshold performance level for each Company performance objective at 85% of the target performance level. So long as a threshold level of performance for at least one of the corporate performance objectives is met, the ECIP will be funded in an amount equal to 50% of the aggregate target bonus opportunity of the named executive officers. For each one percent improvement in our performance, between 86% and 114% of the applicable corporate performance objective, the 2012 ECIP would be funded with an additional 3.33% of the aggregate target bonus opportunity of our named executive officers. For each percentage point improvement in actual performance above target performance, between 115% and 119%, funding of the 2012 ECIP increases by 10% of the aggregate target bonus opportunity for our named executive officers. If we achieve 120% of any of the targeted corporate performance objectives, funding of the 2012 ECIP is capped at 200% of the aggregate target bonus opportunity for named executive officers. Furthermore, the amount any individual named executive officer is entitled to receive under the 2012 ECIP is capped at $2 million.

The following table summarizes the 2012 base salaries, target bonus opportunities and potential bonus awards under each performance level for our named executive officers:

Name	2012 Base Salary	2012 Target Bonus Opportunity as Percentage of Base Salary	Potential Bonus Awards Under ECIP for 2012 (1)
			Bonus Amount at Threshold Level of Performance	Bonus Amount at Target Level of Performance	Bonus Amount at Maximum Level of Performance
Mark Moshayedi	$484,000	65%	$157,300	$314,600	$629,200
Raymond D. Cook	$350,000	70%	$122,500	$245,000	$490,000
Robert Saman	$340,000	50%	$85,000	$170,000	$340,000
Manouch Moshayedi	$530,000	100%	$265,000	$530,000	$1,060,000

(1)	Amounts assume that sTec achieves its threshold (85%), target (100%) or maximum (120%) level of performance for both of the corporate performance objectives.

Results of the 2012 ECIP. In February 2013, the Compensation Committee assessed the Company’s performance versus the pre-established corporate performance objectives. For 2012, sTec achieved revenue of $168 million, or 80% of our targeted revenue for 2012; and non-GAAP diluted loss per share of $1.03, which represented a greater loss than anticipated. Thus, we did not achieve the threshold level of performance for either of our corporate performance objectives and the 2012 ECIP was not funded.

Certain Special 2012 Cash Bonuses. In order to reward certain of our named executive officers for their contributions to our business during 2012, the Compensation Committee determined in February 2013 to award discretionary bonuses to Messrs. Cook and Saman in the amount of $75,000 each. The Compensation Committee awarded the discretionary bonuses in recognition of Mr. Cook’s exemplary performance and broad responsibility, including financial, accounting, investor relations and human resource matters, and the engagement of Ernst & Young LLP as sTec’s new independent registered public accounting firm; and Mr. Saman’s exemplary performance and the efficient management of legal matters for the Company, including ongoing securities and derivative lawsuits and the settlement of the Company’s securities class action and intellectual property litigation. Additionally, the Compensation Committee awarded the discretionary bonuses to serve as an important retention incentive for Messrs. Cook and Saman, who do not share the same level of equity ownership in sTec as Messrs. Manouch and Mark Moshayedi. In awarding discretionary bonuses to Messrs. Cook and Saman, the Compensation Committee selected bonus amounts which were approximately 31% and 44% of the respective officer’s bonus opportunity assuming target level of performance. These amounts were intended to serve as a retention function while still recognizing that sTec did not achieve its pre-established corporate performance objectives.

Long-Term Equity Incentive Compensation

We have provided long-term incentive compensation through equity awards that generally vest over multiple years. The objectives of equity compensation are to encourage creation of increased shareholder value by providing executive officers with a significant incentive to create long-term share price appreciation and to attract, motivate, and reward executive officers by rewarding the achievement of superior performance by the Company.

Form of Long-Term Equity Incentive Compensation. Historically, our grants of equity awards to the named executive officers have consisted solely of stock options. The Compensation Committee generally believes that awards of stock options over other forms of equity-based awards more closely align the interests of the recipient with those of our shareholders because the recipient will only realize a return on the option if our stock price increases over the term of the option. However, Radford recommended in 2012 that the Compensation Committee consider providing a portion of equity grants in a form other than stock options, such as a mix between stock options and restricted stock units, which is more consistent with the pay practices of our peer group and will reduce the number of shares of the Company’s common stock that are issued. In addition, restricted stock units should prove to be more effective for recruitment and retention than grants of stock options alone because a stock option component provides leverage for increased value when our stock price increases, while the restricted stock unit component maintains value, and therefore fulfills a retention function, even during times that the stock price is not increasing or is otherwise volatile. The Compensation Committee ultimately agreed that it would be best to structure an equity grant program that combines stock options and restricted stock units. In addition, we decided to start utilizing restricted stock units more extensively to help reduce our average gross burn rate (total equity granted divided by the weighted-average total common shares outstanding).

Consistent with its review and in consultation with Radford, the Compensation Committee determined to begin awarding restricted stock units to certain of its named executive officers in March 2011, and awarded a mixture of stock options and restricted stock units to Messrs. Cook and Saman. In March 2012 and also in consultation with Radford, the Compensation Committee awarded only restricted stock units to Messrs. Cook and Saman. The Compensation Committee decided, however, to continue only awarding stock options to Messrs. Manouch and Mark Moshayedi in order to best align their interests with the long-term interests of our stockholders given their already significant stock holdings in sTec.

Amount of Long-Term Equity Incentive Compensation. In February 2012, in connection with its comprehensive report on our executive compensation programs and practices, Radford reviewed our long-term equity incentive compensation practices relative to our peer group. The results of the review indicated that our 2011 equity grant values to Mr. Mark Moshayedi fell between the 50th and 75th percentiles; to Messrs. Cook and Saman approximated the 50th percentile of the peer group; and to Mr. Manouch Moshayedi fell between the 25th and 50th percentiles. Additionally, we monitor our average gross burn rate against guidelines published by proxy advisory firms and against gross burn rates typical for our peer group companies and the semiconductor industry generally.

In determining the total number of options and restricted stock units to award to each named executive officer, the Compensation Committee’s objective was to move targets for total direct compensation of each executive closer to the 50th and 75th percentile of the peer group while attempting to create a meaningful opportunity for stock ownership based upon the executive’s current position with sTec, his performance in recent periods, and his potential for future responsibility and promotion over the option term. The Compensation Committee also considered the following: our retention goals for the named executive officer; the number of shares of common stock and options held by the named executive officer in order to maintain an appropriate level of equity incentive for that individual; and the relative size of option grants for officers in the industry with similar talent and credentials.

In 2012, the Compensation Committee granted equity awards to the named executive officers as summarized in the table below. Additional details regarding such grants may be found in the “Grants of Plan-Based Awards” table further below.

Name	Grant Date	Number of Securities Underlying Options (#) (1)	Exercise Price of Option Awards ($/sh)	Number of Restricted Stock awards (#) (2)
Mark Moshayedi	5/11/2012	165,000	$7.46	—
Raymond D. Cook	5/11/2012	—		70,000
Robert M. Saman	5/11/2012	—		45,000
Manouch Moshayedi	5/11/2012	345,000	$7.46	—

(1)	Options vest in four equal annual installments over the 4-year period measured from the grant date.
(2)	Restricted stock units vest with respect to 25% of the award on each of the four anniversaries of the vesting commencement date of such awards, which was the same day as the grant date for the awards shown in the table above.

Stock Ownership Guidelines and Certain Hedging Restrictions

We have not adopted any stock ownership guidelines because two of our four named executive officers are founders and therefore have significant holdings in sTec. We have an insider trading policy which, among other things, prohibits our executive officers, employees and directors from short-selling our common stock or engaging in transactions involving sTec equity-based derivative securities. In addition, our insider trading policy also prohibits hedging transactions involving our common stock.

Option Grant Practice

Our Board has adopted an Equity Awards Policy that outlines the procedural guidelines for the grant of equity awards. The grant date of an equity award to existing employees is the first market day during an open window following the Board, Compensation Committee or Equity Awards Committee approval. The grant date of an equity award to new employees has been the last market day of the week of the NASDAQ Global Select Market in which the employee commences his or her employment with sTec. For administrative reasons, on March 22, 2012 the Compensation Committee updated sTec’s Equity Awards Policy such that the grant date for each equity award granted to new employees: (A) starts on the 1st through 15th day of the month shall be the later of (i) the 20th day of the month of hire, and (ii) the date on which the equity award was approved; and (B) starts on the 16th through the last day of the month shall be the later of (i) the 5th day of the following month, and (ii) the date on which the equity award was approved. Equity awards may be granted during scheduled meetings or by unanimous written consent.

All stock option grants have a per share exercise price equal to the fair market value of sTec’s common stock on the grant date as measured by the closing selling price per share of our common stock on the NASDAQ Global Select Market on that date. Except for annual grants of equity awards to our non-employee directors made on the date of our annual meeting following their re-election to the Board, equity awards to executive officers and directors may only be granted during our open trading window under our insider trading policy and when the authorizing body is not in possession of material, non-public information concerning sTec.

Retirement Benefits

Our named executive officers are eligible to participate in our tax-qualified 401(k) defined contribution plan. Our 401(k) plan covers most employees. Employees may make voluntary contributions of up to 75% of their annual pre-tax compensation to the plan, subject to the maximum elective deferral limit allowed by the IRS. Messrs. Manouch and Mark Moshayedi, Cook and Saman participated in our 401(k) plan during the year ended December 31, 2012 and received matching contributions similar to all other employees. In 2012, we made matching contributions equal to 100% of the first 4% contributed, and 50% of the next 2% contributed, of each participating employee’s matchable contributions to the plan. Beginning in 2011, our matching contributions to the 401(k) plan were immediately vested.

Perquisites and Generally Available Benefit Programs

We provide certain of our named executive officers with limited personal benefits and perquisites. We have historically provided Messrs. Manouch and Mark Moshayedi with an annual car allowance. The executive was responsible for leasing or purchasing his own vehicle, as well as paying for insurance, maintenance and gas costs. The 2012 annual car allowance for each participating named executive officer was $14,375, and stopped effective December 1, 2012, after the Compensation Committee approved on November 29, 2012 the voluntary offer by Messrs. Manouch and Mark Moshayedi to reduce their respective annual base salaries. In addition, we continue to pay for the premiums on life insurance policies held by Messrs. Manouch and Mark Moshayedi. Generally, each of these personal benefits and perquisites for Messrs. Manouch and Mark Moshayedi were in place when sTec was a private company. The Compensation Committee believes these limited personal benefits were and remain reasonable under the circumstances and does not consider them to be a significant component of total executive compensation. Nevertheless, the Compensation Committee considers the value of these additional benefits when establishing appropriate total compensation levels for the participating named executive officers.

We also maintain life, medical, dental, long-term disability, and accidental death and dismemberment insurance programs for all of our employees, as well as customary vacation, leave of absence and other similar policies. Named executive officers are eligible to participate in these programs on the same basis as the rest of our salaried employees, with the exception of the additional life insurance policies maintained by Messrs. Manouch and Mark Moshayedi for which we pay the premiums, as discussed above.

Severance and Change in Control Agreements

As more fully described below under the caption “Potential Payments Upon Termination or Change in Control,” the severance and change in control agreements in effect during 2012 for Messrs. Manouch and Mark Moshayedi, Cook and Saman provided for certain payments and/or benefits upon a qualifying termination of employment in connection with a change in control, and upon a qualifying termination of employment regardless of a change in control. We believe that such severance and change in control arrangements are important to provide continuity of management and the incentive to remain with sTec and continue to focus on running the business notwithstanding the possibility, threat or occurrence of a change in control. We also believe that we must offer such severance and change in control arrangements in order to remain competitive because similar protections are typically provided by other companies with which we compete for executive talent. When the Compensation Committee originally determined the appropriate amount of payments and benefits to provide our executives, the Compensation Committee considered practices by other technology companies of similar size and complexity; the length of each named executive officer’s service to sTec; each named executive officer’s contribution to sTec; and competitive market practices.

In 2011, we amended and restated the severance and change in control agreements with Messrs. Manouch and Mark Moshayedi, Cook and Saman. We believe that these agreements bring the compensation and benefits payable to these named executives more in line with those typical of comparable public companies. For a discussion of the material terms of these agreements, see “Potential Payments Upon Termination or Change in Control” below.

Effective as of March 11, 2013 (the “Effective Date”), we amended and restated the severance and change in control agreements with Messrs. Cook and Saman to further bring the compensation and benefits payable to these named executives in line with those of comparable public companies. Pursuant to the terms of these agreements:

•

If we terminate the executive’s employment without “cause” or the executive terminates employment for “good reason” (each as defined in the Severance and Change in Control Agreements), then (1) we will pay the executive a lump sum amount equal to twelve months of the executive’s monthly base salary, provided that the executive has executed an effective general release and waiver of claims in favor of us and our affiliates (“Effective Release”), (2) the executive will be entitled to continue in our group medical insurance and group dental insurance under the continuation coverage provisions of COBRA for a period of twelve months following termination of employment, or, if shorter, the period of time during which the executive and his dependents remain eligible for coverage under COBRA, and (3) executive’s stock awards that would have otherwise vested over the next twelve months will become vested, provided that the executive has given us an Effective Release.

•

If a “change in control” (as defined in the Severance and Change in Control Agreements) occurs and within the three month period before and eighteen month period after the “change in control,” we terminate the executive’s employment without “cause” (other than for death or disability) or the executive terminates his employment for “good reason” (other than for death or disability), then if the executive has given us an Effective Release, the executive will receive the following: (1) a lump sum payment of his earned but unpaid base salary, (2) on the sixtieth day following the “termination of employment,” a lump sum payment in an amount equal to eighteen months of the executive’s “monthly base salary”, (3) continued participation in our group medical insurance and group dental insurance under the continuation coverage provisions of COBRA for a period of eighteen months following termination of employment, or, if shorter, the period of time during which the executive and his dependents remain eligible for coverage under COBRA, (4) an amount equal to 150% of (i) the executive’s target bonus for the fiscal year in which the date of termination occurs, or (ii) in the event that the executive’s target bonus for such fiscal year has yet to be established, the executive’s target bonus for the fiscal year prior to the fiscal year in which the date of termination occurs, in either case payable in a lump sum payment on the sixtieth day following the date of termination, and (5) all outstanding equity awards of sTec held by the executive on the date of termination that have not yet vested will immediately become fully vested and exercisable.

•

Additionally, each executive will be eligible to receive a retention bonus equal to the sum of eighteen months of his base salary and 150% of his 2013 target bonus if he remains continuously employed by us from the Effective Date until the applicable time of vesting. We believe the retention bonuses are necessary to retain our executive talent while the Company assesses its challenges and opportunities and then identifies and implements its future strategy. The retention bonus will vest as follows: 50% will vest after nine months from the Effective Date and the remaining 50% will vest after eighteen months from the Effective Date. If the Company terminates the executive’s employment “without cause” or the executive terminates employment for “good reason,” in either case prior to the time that some or all of the retention bonus has vested, then the entire unpaid portion of the retention bonus shall be deemed vested as of the date of termination and paid to the executive. If the executive’s employment with us terminates for any other reason prior to the time that some or all of the retention bonus has vested, then any remaining unpaid portion of the retention bonus shall be forfeited.

2000 Stock Incentive Plan. Under our 2000 Stock Incentive Plan, the Compensation Committee may accelerate vesting of outstanding equity awards in the event of a “corporate transaction,” “change in control” or “hostile take-over” (each, as defined in the 2000 Stock Incentive Plan). In addition, our Compensation Committee had the discretion to structure one or more awards under the 2000 Stock Incentive Plan so that those awards will immediately vest in connection with our change of control or in the event the individual’s service with us is terminated (actually or constructively) within a designated period following our change of control, or in connection with the successful completion of a hostile take-over or in the event the individual’s service with us is terminated (actually or constructively) within a designated period following the completion of such hostile take-over. Addendums to certain outstanding stock options (issued pursuant to our 2000 Stock Incentive Plan) held by the named executive officers provide that such stock options will immediately vest if such named executive officer experiences an “involuntary termination” (as defined in the 2000 Stock Incentive Plan) within eighteen (18) months following a “corporate transaction,” “change in control” or “hostile take-over.” For additional information, see “Potential Payments Upon Termination or Change in Control.”

2010 Incentive Award Plan. Awards granted to our employees under our 2010 Incentive Award Plan will immediately vest and become exercisable in the event of a “change in control” (as defined in the 2010 Incentive Award Plan) in the event that they are not assumed or substituted by the successor corporation (or a parent or subsidiary thereof). In the event awards are assumed or substituted by the successor corporation (or a parent or subsidiary thereof) and the employee experiences a “termination of service” (as defined in the 2010 Incentive Award Plan) by reason of (i) discharge from employment with the Company or an affiliate (or the successor corporation in such change in control, or the parent of such successor corporation, or a subsidiary of such successor corporation or the parent thereof) without “cause” (as defined in the 2010 Incentive Award Plan), (ii) resignation from employment with the Company or an affiliate (or the successor corporation in such change in control, or the parent of such successor corporation, or a subsidiary of such successor corporation or the parent thereof) by the employee for “good reason” (as defined in the 2010 Incentive Award Plan) or (iii) death or disability of the employee within eighteen (18) months following the change in control, such awards will immediately vest and become exercisable.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based compensation. Salaries for our executive officers do not qualify as performance-based compensation. Non-performance-based compensation paid to our executive officers for 2012 did not exceed the $1.0 million limit per officer, and the Compensation Committee does not anticipate that any non-performance-based compensation payable in cash to the executive officers for 2013 will exceed that limit. Accordingly, the Compensation Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to our executive officers but will reconsider this decision should the individual non-performance-based cash compensation of any executive officer approach the $1.0 million level. Our 2000 Stock Incentive Plan and 2010 Incentive Award Plan have been structured so that any compensation deemed paid by us in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation that will not be subject to the $1.0 million limitation on deductibility provided that the option grants are approved by a committee comprised exclusively of two or more “outside directors” as required by Section 162(m). Our Executive Cash Incentive Plan has also been structured so that incentive bonuses awarded under such plan should qualify as performance-based compensation within the meaning of Section 162(m). However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, and the fact that such regulations and interpretations may change from time to time (with potentially retroactive effect), no assurance can be given that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

Section 409A of the Internal Revenue Code. Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the IRC.

Accounting for Stock-Based Compensation. We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options, restricted stock, restricted stock units and other equity-based awards under our equity incentive award plans will be accounted for under ASC 718. Our Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Internal Revenue Code Section 280G. Section 280G of the Internal Revenue Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Internal Revenue Code imposes a 20 percent penalty on the individual receiving the excess payment. Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers, the Compensation Committee considers all elements of the cost to sTec of providing such compensation, including the potential impact of Section 280G. However, the Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent.

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation earned by our chief executive officer, chief financial officer and our other most highly compensated executive officers for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2012, 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($) (6)	All Other Compensation ($) (7)	Total ($)
Mark Moshayedi President and Chief Executive Officer (1)	2012	$443,667	—	—	$760,650	—	$70,038	$1,274,355
	2011	$470,000	—	—	$896,000	—	$67,954	$1,433,954
	2010	$455,000	—	—	$736,000	$437,938	$73,476	$1,702,414
Raymond D. Cook Executive Vice-President and Chief Financial Officer (2)	2012	$366,826	$75,000	$522,200	—	—	$12,500	$976,526
	2011	$340,000	$50,000	$273,800	$268,800	—	$12,250	$944,850
	2010	$325,000	—	—	$736,000	$320,938	$12,578	$1,394,516
Robert M. Saman Chief Legal Officer, General Counsel and Secretary	2012	$340,000	$75,000	$335,700	—	—	$12,500	$763,200
	2011	$260,000	$75,000	$177,600	$179,200	—	$11,333	$703,133
	2010	$102,500	$17,345	$396,480	$186,200	—	$5,242	$707,767
Manouch Moshayedi Former Chief Executive Officer (3)	2012	$485,833	—	—	$1,590,450	—	$63,644	$2,139,927
	2011	$530,000	—	—	$1,568,000	—	$64,644	$2,162,644
	2010	$515,000	—	—	$1,472,000	$762,870	$73,574	$2,823,444

(1)	Mark Moshayedi was elected to the position of President and Chief Executive Officer, effective September 18, 2012, from his previous position of President, Chief Operating Officer and Chief Technical Officer. On November 29, 2012, the Compensation Committee approved the voluntary offer by Mr. Moshayedi to reduce his annual base salary to $1.00, effective December 1, 2012. Such reduction is reflected in the “Salary” column for 2012.
(2)	Raymond Cook received a payment of $16,826 in connection with the cash out of accrued paid time off. The value of such benefit is included in the “Salary” column for 2012.
(3)	Effective September 18, 2012, Manouch Moshayedi stepped down from all executive officer positions, assuming the title of Founder and continuing to serve as a member of the Board. On November 29, 2012, the Compensation Committee approved the voluntary offer by Mr. Moshayedi to reduce his annual base salary to $1.00, effective December 1, 2012. Such reduction is reflected in the “Salary” column for 2012.
(4)	In February 2013 the Compensation Committee awarded discretionary bonuses to Messrs. Cook and Saman in the amount of $75,000 each for their contributions to our business during 2012. See “Compensation Discussion and Analysis—Certain Special 2012 ECIP” section above for further details. In February 2012 the Compensation Committee awarded discretionary bonuses to Messrs. Cook and Saman in the amounts of $50,000 and $75,000, respectively for their contributions to our business during 2011.
(5)	The amounts shown represent the grant date fair value of the restricted stock unit and option awards computed in accordance with FASB ASC 718. The assumptions used to calculate the grant date fair value of stock options are set forth in Note 10 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.
(6)	No cash awards were earned under the Executive Cash Incentive Plan for services rendered during 2011 and 2012.
(7)	Amounts in this column for 2012 are detailed in the “All Other Compensation Table” below.

All Other Compensation Table

Name	Year	401(k) Matching Contribution	Car Allowance	Company Paid Life Insurance Premiums	Total All Other Compensation
Mark Moshayedi	2012	$12,500	$13,750	$43,788	$70,038
Raymond D. Cook	2012	$12,500	—	—	$12,500
Robert M. Saman	2012	$12,500	—	—	$12,500
Manouch Moshayedi	2012	$12,500	$13,750	$37,394	$63,644

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the year ended December 31, 2012:

Name	Grant Date	Estimated Possible Payments Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)
Mark Moshayedi		$157,300	$314,600	$629,200
	5/11/2012					165,000	$7.46	$760,650

Raymond D. Cook		$122,500	$245,000	$490,000
	5/11/2012				70,000			$522,200

Robert M. Saman		$85,000	$170,000	$340,000
	5/11/2012				45,000	—		$335,700

Manouch Moshayedi		$265,000	$530,000	$1,060,000
	5/11/2012					345,000	$7.46	$1,590,450

(1)	The amounts shown reflect the 2012 bonus opportunities under our Executive Cash Incentive Plan. For 2012, Mr. Mark Moshayedi’s target bonus opportunity was 65% of his base salary, Mr. Cook’s target bonus opportunity was 70% of his base salary, Mr. Saman’s target bonus opportunity was 50% of his base salary, and Mr. Manouch Moshayedi’s target bonus opportunity was 100% of his base salary. Plan funding upon achievement of both Company performance objectives at the threshold level is set at 50% of target bonus and increases to 200% of target bonus at maximum performance. Revenue and non-GAAP earnings per share were used as sTec’s company performance objectives. The Compensation Committee established the threshold performance levels for the Company objectives at 85% of the target performance levels, with maximum performance levels set at 120% of the target performance levels. No cash awards were earned under the Executive Cash Incentive Plan for services rendered during 2012, as further described in the “Compensation Discussion and Analysis” section of this Proxy Statement.
(2)	These equity awards were granted under the 2010 Incentive Award Plan. Each award vests in four equal annual installments over the 4-year period measured from the grant date.
(3)	The dollar value of the restricted stock units and options shown represents the grant date fair value as prescribed under FASB ASC 718. The assumptions used to calculate the value of stock options are set forth in Note 10 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 14, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards for each of our named executive officers as of December 31, 2012:

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (2)

Mark Moshayedi	5/11/2012	—	165,000		$7.46		5/10/2022
	5/13/2011	25,000	75,000		$14.80		5/12/2021
	5/28/2010	50,000	50,000		$12.08		5/27/2020
	5/14/2009	0	6,451		$15.50	(3)	5/13/2014
	5/14/2009	56,250	12,299		$14.09		5/13/2019
	5/7/2008	25,509	—		$11.76	(4)	5/6/2013
	5/7/2008	11,991	—		$10.69		5/6/2018

Raymond D. Cook	5/11/2012	—	—		—		—	70,000	(7)	$345,100
	5/13/2011	—	—		—		—	13,875	(7)	$68,404
	5/13/2011	7,500	22,500		$14.80		5/12/2021
	5/28/2010	50,000	50,000		$12.08		5/27/2020
	5/14/2009	37,500	12,500		$14.09		5/13/2019
	11/14/2008	37,500	—		$3.52	(5)	11/13/2018

Robert M. Saman	5/11/2012	—	—		—		—	45,000	(7)	$221,850
	5/13/2011	5,000	15,000		$14.80		5/12/2021
	5/13/2011	—	—		—		—	9,000	(7)	$44,370
	11/19/2010	—	—		—		—	2,750	(7)	$13,558
	7/30/2010	10,000	10,000	(6)	$15.60		7/26/2020
	7/30/2010	—	—		—		—	10,000	(6)	$49,300

Manouch Moshayedi	5/11/2012	—	345,000		$7.46		5/10/2022
	5/13/2011	43,750	131,250		$14.80		5/12/2021
	5/28/2010	100,000	100,000		$12.08		5/27/2020
	5/14/2009	0	6,451		$15.50	(3)	5/13/2014
	5/14/2009	112,500	31,049		$14.09		5/13/2019
	5/7/2008	25,509	—		$11.76	(4)	5/6/2013
	5/7/2008	49,491	—		$10.69		5/6/2018

(1)	Unless otherwise noted, each of these options vest and become exercisable in four equal annual installments over the 4-year period measured from the grant date.
(2)	In accordance with the rules of the SEC, the market values represent the product of the number of restricted shares that have not vested as of December 31, 2012 and $4.93, which was the closing market price of sTec’s common stock on December 31, 2012. The reported amount does not necessarily reflect the value that may be realized by the individual because the awards vest over four years contingent upon continued employment, and the actual amount received upon sale of shares will depend upon the fair market value of our shares upon settlement of the awards.
(3)	Mr. Manouch Moshayedi and Mr. Mark Moshayedi were granted an aggregate of 150,000 and 75,000 stock options, respectively, on May 14, 2009. Under the 2000 Stock Incentive Plan and IRS rules, incentive stock options granted to a holder of 10% or more of an issuer’s common stock must have an exercise price per share not less than 110% of the fair market value per share of the common stock on the grant date and a term of not more than 5 years. Accordingly, the portion of the May 14, 2009 awards intended to be an incentive stock option granted to Messrs. Manouch and Mark Moshayedi, as beneficial holders of 10% or more of sTec’s common stock, have an exercise price of $15.50 per share, equal to 110% of the fair market value of sTec’s common stock on the grant date.

(4)	Mr. Manouch Moshayedi and Mr. Mark Moshayedi were granted an aggregate of 100,000 and 50,000 stock options, respectively, on May 7, 2008. Under the 2000 Stock Incentive Plan and IRS rules, incentive stock options granted to a holder of 10% or more of an issuer’s common stock must have an exercise price per share not less than 110% of the fair market value per share of the common stock on the grant date and a term of not more than 5 years. Accordingly, the portion of the May 7, 2008 awards intended to be an incentive stock option granted to Messrs. Manouch and Mark Moshayedi, as beneficial holders of 10% or more of sTec’s common stock, have an exercise price of $11.76 per share, equal to 110% of the fair market value of sTec’s common stock on the grant date.
(5)	This option was granted on November 14, 2008 and vests and becomes exercisable in four equal annual installments on each of the first through fourth anniversaries of November 10, 2008, Mr. Cook’s employment commencement date.
(6)	The restricted stock and option awards granted to Mr. Saman on July 30, 2010 were in connection with him joining sTec as Corporate Counsel. The restricted stock and option awards were granted under the 2010 Incentive Award Plan. Each of the restricted stock and option awards vest in four equal annual installments on each anniversary of July 26, 2012, Mr. Saman’s employment commencement date.
(7)	These restricted stock units vest in four equal annual installments over the 4-year period measured from the grant date.

Option Exercises and Stock Vested For Fiscal Year 2012

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Mark Moshayedi	—	—	—	—
Raymond D. Cook	—	—	4,625	$34,503
Robert M. Saman	—	—	9,375	$66,259
Manouch Moshayedi	—	—	—	—

(1)	Represents the aggregate of the difference between the market price of sTec’s common stock at exercise and the exercise price of the option for each share acquired upon exercise. No options were exercised in 2012 by sTec’s named executive officers.
(2)	The market values of restricted stock units were calculated by multiplying the number of shares vested by the closing price of our Common Stock on the applicable vesting date.

Potential Payments Upon Termination or Change-in-Control

In 2008, we entered into severance and change in control agreements with Messrs. Manouch and Mark Moshayedi and Cook. In February 2010, we terminated the 2008 severance and change in control agreements and entered into new severance and change in control agreements with these named executive officers. In March 2011, we amended and restated the foregoing severance and change in control agreements and also entered into a new severance and change in control agreement with Mr. Saman (collectively, the “Severance and Change in Control Agreements”). In November 2012, we amended the severance and change in control agreements with Messrs. Manouch and Mark Moshayedi to clarify that the annual base salary for purposes of such agreements would be the greater of their respective annual base salary in effect as of November 30, 2012 or their respective current annual base salary; specifically, their voluntary offer to reduce their annual base salaries to $1.00, effective December 1, 2012, would not negatively affect their severance and change in control agreements. We further amended the severance and change in control agreements for Messrs. Cook and Saman in March of 2013 (the “2013 Severance and Change in Control Agreements”). The following discussion and tables do not contemplate payments that could be made pursuant to the 2013 Severance and Change in Control Agreements as such agreements were not in effect as of the end of the fiscal year. For a discussion of the benefits payable pursuant to the 2013 Severance and Change in Control Agreements, see the section above titled “Severance and Change in Control Agreements.”

The Severance and Change in Control Agreements provide for an initial four (4) year term and are subject to automatic one-year extensions unless the Company gives notice of its intent not to renew at least sixty (60) days prior to the expiration of the then-current term. Under the Severance and Change in Control Agreements, if we terminate the employment of any of these named executive officers without “cause” or if the executive terminates his employment for “good reason”, in exchange for a general release and waiver of claims against sTec, we will provide him:

•	a cash lump sum payment equal to eighteen (18) months (or, in the case of Messrs. Cook and Saman, twelve (12) months) of his then-current annual base salary;

•

continuation of group medical and group dental plan coverage for eighteen (18) months (or, in the case of Messrs. Cook and Saman, twelve (12) months) after the termination date as well as certain Company-paid COBRA benefits; and

•

solely with respect to Messrs. Manouch and Mark Moshayedi, a cash lump sum payment equal to the sum of (i) eighteen (18) months of payments under sTec’s automobile allowance/reimbursement policy and (ii) eighteen (18) months of premium payments for any term life insurance maintained, or paid for, by sTec.

These amounts will also be paid upon a termination without “cause” or for “good reason” within eighteen (18) months following a “change in control”. In addition, upon a termination without “cause” or for “good reason” within eighteen (18) months following a “change in control,” the executive officer will be entitled to (i) a lump sum payment of his target annual bonus (or, if a target bonus has yet to be established for the fiscal year in which the termination occurs, the executive’s target bonus for the prior fiscal year); and (ii) accelerated vesting of all unvested and unexercised stock options and/or restricted stock units held by him on the termination date, regardless of whether the successor corporation assumes the awards or replaces the awards with a qualifying cash incentive program.

The Severance and Change in Control Agreements provide the following definitions for “cause”, “good reason” and “change in control”:

•

“cause” is generally defined as (a) committing any felony or any other crime involving dishonesty; (b) failing to perform reasonably assigned lawful duties or to comply with a lawful instruction of the Board; (c) performing the executive’s duties to us with dishonesty, willful misconduct, or gross negligence in the performance of his duties for us; (d) substantial or material failure or refusal to perform or comply with our policies, procedures, or practices; or (e) using or disclosing confidential information or our (or our subsidiaries’) trade secrets without proper authorization.

•

“good reason” is generally defined as: (a) any material breach of the Severance and Change in Control Agreement by sTec; (b) the failure by us to assign the Severance and Change in Control Agreement to a successor to sTec, or the failure of a successor to sTec to explicitly assume and agree to be bound by the Severance and Change in Control Agreement; (c) our requiring the executive to be based at any office or location more than thirty (30) miles from our offices in Santa Ana, California, except for reasonably required travel which is not materially greater than such travel generally required of such executive prior to the date of execution of the respective Severance and Change in Control Agreement; (d) a material diminution or other substantive adverse change, not consented by the executive, in the nature or scope of the executive’s responsibilities, authorities, powers, functions or duties; including a reduction in the executive’s position or title; (e) the Board’s directive for the executive to engage in unlawful conduct; or (f) a material reduction in the executive’s base salary.

•

“change in control” is generally defined as: (a) any person other than a subsidiary or any employee benefit plan (or any related trust) of sTec becomes the beneficial owner of at least fifty percent (50%) or more of our common stock or of securities of sTec that are entitled to vote generally in the election of our directors representing fifty percent (50%) or more of the combined voting power of all voting securities of sTec; (b) certain changes, within a period of twelve (12) months or less, in the majority of the membership of our Board; or (c) approval by our shareholders of either: (i) a merger, reorganization, or consolidation with respect to which the individuals and entities who were the respective beneficial owners of our shares of voting common stock immediately before such transaction do not, after such transaction, beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, our common stock and the combined voting power of the voting securities of the corporation resulting from such transaction in substantially the same proportion as their ownership immediately before such transaction, or (ii) the sale or other disposition of all or substantially all of our assets. In addition, the events and transactions described in (a) through (c) will be considered a “change in control” only if the event or transaction is a “change of control event” as defined in Treasury Regulation Section 1.409A-3(i)(5) with respect to the affected executive.

The Severance and Change in Control Agreements also provide that in the event any payment or benefit received by the executive officer under the Severance and Change in Control Agreements is subject to excise tax imposed by Internal Revenue Code Section 4999 (which results in a corresponding loss of a tax deduction for sTec pursuant to Internal Revenue Code Section 280G), the payments and benefits to which he is entitled will be reduced so that no portion will be subject to such tax, but only if, on an after-tax basis, he retains a greater amount by reducing the payments and benefits.

In addition, the executive will be entitled to receive all salary and vacation pay accrued but unpaid through his termination date in one lump sum payment, regardless of the reason for his termination.

2000 Stock Incentive Plan Awards

In March 2009, the Compensation Committee approved addendums to certain outstanding stock options (issued pursuant to our 2000 Stock Incentive Plan) held by Messrs. Manouch and Mark Moshayedi and Mr. Cook so that such stock options will immediately vest if such named executive officer experiences an “involuntary termination” within eighteen (18) months following a “corporate transaction,” “change in control” or “hostile take-over” (each, as defined in our 2000 Stock Incentive Plan). In the event of such immediate vesting, the stock option will remain exercisable until the earlier of the stock option expiration date or one year from the date of the named executive officer’s involuntary termination of service.

Summary of Potential Payments

The table below summarizes the payments that would be made to our named executive officers upon the occurrence of the qualifying termination of employment events shown in the table below, assuming that each named executive officer’s termination of employment with our company occurred on December 31, 2012. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, and (ii) other benefits earned or accrued by the named executive officer during his employment that are available to all salaried employees, such as accrued vacation.

Name	Benefit	Death	Disability	Termination without Cause or for Good Reason	Termination within 18 Months Following Change in Control

Mark Moshayedi	Cash Severance (1)	—	—	$726,000	$1,040,600
	Health & Welfare Benefits (2)	—	—	$33,853	$33,853
	Perquisites (3)	—	—	$83,556	$88,182
	Equity Acceleration (4)	—	—	—	$0
	Life Insurance Proceeds (5)	$3,000,000	—	—	—

	Total	$3,000,000	$0	$843,409	$1,162,635

Raymond Cook	Cash Severance (1)	—	—	$350,000	$595,000
	Health & Welfare Benefits (2)	—	—	$22,569	$22,569
	Equity Acceleration (4)	—	—	—	$413,504

	Total	$0	$0	$372,569	$1,031,073

Robert M. Saman	Cash Severance (1)	—	—	$340,000	$510,000
	Health & Welfare Benefits (2)	—	—	$22,569	$22,569
	Equity Acceleration (4)	—	—	—	$329,078

	Total	$0	$0	$362,569	$861,647

Manouch Moshayedi	Cash Severance (1)	—	—	$795,000	$1,325,000
	Health & Welfare Benefits (2)	—	—	$33,853	$33,853
	Perquisites (3)	—	—	$78,591	$78,591
	Equity Acceleration (4)	—	—	—	$0
	Life Insurance Proceeds (5)	$3,000,000	—	—	—

	Total	$3,000,000	$0	$907,444	$1,437,444

(1)	Amounts represent the lump sum payment of eighteen (18) months’ (Messrs. Manouch and Mark Moshayedi) or twelve (12) months’ (Messrs. Cook and Saman) base salary, as provided under the executive’s applicable Severance and Change in Control Agreement and, in the case of a termination within 18 months following a change in control, an additional lump sum payment equal to the executive’s target annual bonus for 2012.
(2)	Represents the aggregate value of the continuation of group medical and group dental plan coverage for the payout period (eighteen (18) months for Messrs. Manouch and Mark Moshayedi and twelve (12) months for Messrs. Cook and Saman), based on the executive’s health insurance coverage as of December 31, 2012.
(3)	Represents a lump sum cash payment to Messrs. Manouch and Mark Moshayedi in an amount equal to eighteen (18) months of car allowance payments under our automobile allowance/reimbursement policy ($22,500 each of Messrs. Manouch and Mark Moshayedi), plus a lump sum cash payment equal to eighteen (18) months of premium payments ($56,091 and $65,682 for Messrs. Manouch and Mark Moshayedi, respectively) for term life insurance maintained by our company for the benefit of each of Messrs. Manouch and Mark Moshayedi.
(4)	Amounts represent the sum of the values of outstanding unvested stock options and unvested restricted stock units, as applicable, held by each executive. The value of accelerated stock options that have per share exercise prices below the closing price of our common stock on December 31, 2012 ($4.93) is calculated by multiplying (x) the number of unvested stock options by (y) the difference between the closing price of our common stock on December 31, 2012 ($4.93) and the per share exercise price of the stock option. The value of accelerated restricted stock units is calculated by multiplying (x) the number of outstanding unvested restricted stock units by (y) the closing price of our common stock on December 31, 2012 ($4.93).
(5)	Represents the life insurance proceeds payable under the executive’s life insurance policy upon a termination due to death.

COMPENSATION COMMITTEE REPORT

The information contained in this Compensation Committee Report is not to be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor is such information to be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that STec, Inc. specifically incorporates it by reference in such filing.

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on that review and discussions, the Compensation Committee recommended to the Board of the Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Submitted by the Compensation Committee of the Board of Directors,

F. Michael Ball, Chair
Rajat Bahri
Kevin C. Daly, Ph.D.
Matthew L. Witte

Compensation Committee Interlocks and Insider Participation

During fiscal year 2012, Messrs. Bahri, Ball and Witte and Dr. Daly served as members of our Compensation Committee. During the times of their committee service during 2012, all of the members of the Compensation Committee were determined to be independent and there were no compensation committee interlocks. No members of the Compensation Committee have ever been an officer or employee of sTec.

Except as indicated below, during fiscal year 2012, no executive officer had an “interlock” relationship, as the term is defined by the SEC.

Risk Oversight

Our Board oversees our risk management process, which is designed to support the achievement of organizational objectives and to improve long-term organizational performance and enhance shareholder value. Management is responsible for establishing our business strategy, identifying and assessing the related risks and establishing appropriate risk management practices. Our Board reviews our business strategy and management’s assessment of the related risks and discusses with management the appropriate level of risk for sTec. While our Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have the authority and obligation to discuss with management, and assist the Board with, our policies regarding risk assessment and exposure and our management and oversight of risk. For example, the Audit Committee focuses on financial risk exposures, while the Compensation Committee reviews risks related to our compensation plans, policies and programs.

Overall, oversight of risk is also effected by the Board in various ways.

•

During the course of each year, the Board reviews the structure and operation of various departments and functions of sTec. In those reviews, the Board discusses with our management the risks affecting those departments and functions and management’s approaches to mitigating those risks.

•	The Board reviews and approves each year’s operating plan and budget, and these reviews cover risks that could affect the plan and measures to cope with those risks.

•

In its review and approval of sTec’s annual report on Form 10-K, the Board reviews and discusses with management sTec’s business and related risks, including as described in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis” sections of the document. The Audit Committee updates this review quarterly in connection with the preparation of quarterly reports on Form 10-Q.

•

When the Board reviews particular transactions and initiatives that require Board approval as a legal matter, or that otherwise merit Board involvement, the Board generally includes related risk analysis and mitigation plans among the matters addressed with management.

We have reviewed our compensation policies and practices to determine whether any risks arising from our compensation policies and practices for employees are reasonably likely to have a material adverse effect on sTec. The review included an assessment of the various incentive and other compensation programs and practices throughout sTec and the processes for implementing these programs. We believe that our compensation policies and practices for employees do not present any risk that is reasonably likely to have a material adverse effect on sTec.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the shares of our common stock as of April 15, 2013, by:

•	Each person whom we know to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each named executive officer (as defined in “Compensation Discussion and Analysis” above);

•	Former executive officers;

•	Each of our directors; and

•	All of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to stock options held by that person that are currently exercisable or that will become exercisable within 60 days after April 15, 2013, are deemed outstanding even if they have not actually been exercised and shares represented by restricted stock units that will vest within 60 days after April 15, 2013 are also deemed outstanding. Shares relating to such stock options and restricted stock units, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of April 15, 2013, sTec had 46,812,904 shares of common stock issued and outstanding. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons has sole voting and sole investment power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner (1)	Shares of Common Stock (2)		Restricted Stock Units (3)	Stock Options (4)	Percentage Owned (%)

Named Executive Officers:
Mark Moshayedi	3,300,954	(5)(6)	—	278,750	7.60%
Raymond D. Cook	15,428		22,125	177,500	*
Robert M. Saman	9,971		14,250	20,000	*
Manouch Moshayedi	2,453,742	(7)(8)	—	548,750	6.34%

Non-Employee Directors:
Kevin C. Daly, Ph.D.	—		—	33,750	*
Rajat Bahri	2,000		—	112,500	*
F. Michael Ball	7,000		—	132,500	*
Christopher W. Colpitts	—		—	76,500	*
Matthew L. Witte	—		—	76,500	*

All executive officers and directors as a group (9 Persons):	5,789,095		36,375	1,456,750	15.08%

5% Shareholders (not listed above):
Mike Moshayedi (9)(10)	3,000,050		—	—	6.41%
Balch Hill Capital, LLC (11)	4,100,000		—	—	8.76%

*	Less than 1%
(1)	Except as noted, the address of the named beneficial owner is c/o sTec, Inc., 3001 Daimler Avenue, Santa Ana, CA 92705.
(2)	The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power.

(3)	Represents shares underlying restricted stock units that will vest within 60 days of April 15, 2013. Per SEC rules, the shares relating to such restricted stock units are included in the numerator and denominator for that specific individual in calculating such individual’s percentage of beneficial ownership, but are not deemed outstanding in the aggregate for computing the ownership percentage for others.
(4)	Represents shares underlying options that are vested, or will become vested, and exercisable within 60 days of April 15, 2013. Per SEC rules, the shares relating to such stock options are included in the numerator and denominator for that specific individual in calculating such individual’s percentage of beneficial ownership, but are not deemed outstanding in the aggregate for computing the ownership percentage for others.
(5)	Consists entirely of 3,300,954 shares held by Mark Moshayedi and Semira Moshayedi, as trustees for the M. and S. Moshayedi Revocable Trust, dated 9/25/98 for the benefit of Mark and Semira Moshayedi’s family. Mark Moshayedi has shared voting and dispositive power with respect to the shares held by the M. and S. Moshayedi Revocable Trust.
(6)	Does not include 1,126,760 shares held beneficially and of record by an irrevocable trust, the beneficiaries of which are Mark Moshayedi’s descendants. Mark Moshayedi disclaims beneficial ownership of the shares held by the irrevocable trust.
(7)	Consists entirely of (i) 2,428,742 shares held by Manouch Moshayedi, as a trustee for the M. and S. Moshayedi Revocable Trust, dated 11/16/95 for the benefit of Manouch Moshayedi’s family and (ii) 25,000 shares owned by Manouch Moshayedi. Manouch Moshayedi has sole voting and investment power with respect to the shares held by the M. and S. Moshayedi Revocable Trust.
(8)	Does not include 1,133,923 shares held beneficially and of record by an irrevocable trust, the beneficiaries of which are Manouch Moshayedi’s descendants. Manouch Moshayedi disclaims beneficial ownership of the shares held by the irrevocable trust.
(9)	According to a Schedule 13G/A filed jointly with the SEC on February 17, 2010 by Mike Moshayedi, Parto Moshayedi and the M. and P. Moshayedi Revocable Trust, dated 12/30/96, indicating that as of December 31, 2009, included in the number of shares that Mike Moshayedi beneficially owns are 3,000,050 shares held by Mike Moshayedi and Parto Moshayedi, as trustees for the M. and P. Moshayedi Revocable Trust, dated 12/30/96 for the benefit of Mike Moshayedi and Parto Moshayedi’s family. Mike Moshayedi has shared voting and dispositive power with respect to 3,000,050 shares held by the M. and P. Moshayedi Revocable Trust. Mike Moshayedi has no power to vote or direct the vote or dispose or direct the disposition of any shares of common stock held by his spouse. The address of Mike Moshayedi is 1964 Blair Street, Santa Ana, CA 92705.
(10)	Does not include an aggregate of 2,100,000 shares held beneficially and of record by certain irrevocable trusts, the beneficiaries of which are Mike Moshayedi’s descendants. Mike Moshayedi disclaims beneficial ownership of the shares held by the irrevocable trusts.
(11)	According to a Schedule 13D filed with the SEC on February 12, 2013, Balch Hill Capital, LLC, a Delaware limited liability company (“Balch Hill”), serves as the general partner of, and investment adviser to, Balch Hill Partners, L.P., a Delaware limited partnership (the “Balch Hill Partnership”), that directly hold shares of sTec common stock for the benefit of the investors in the Balch Hill Partnership. Mr. Simon J. Michael (“Mr. Michael” and, together with Balch Hill and Balch Hill Partnership, the “Balch Hill Entities”), serves as the sole manager of Balch Hill. By virtue of these relationships, Balch Hill and Mr. Michael may be deemed to beneficially own the shares held by the funds. The address of the Balch Hill Entities is 2778 Green Street, San Francisco, CA 94123.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Shareholders (1)	8,121,580	(2)	$12.38	(3)	1,815,017	(4)
Equity Compensation Plans Not Approved by Shareholders	—		—		—

Total	8,121,580		$12.38		1,815,017

(1)	Consists of the 2000 Stock Incentive Plan and the 2010 Incentive Award Plan.
(2)	Represents 5,867,940 shares to be issued upon exercise of outstanding options and a total of 2,253,640 shares of common stock subject to outstanding non-vested restricted stock units.
(3)	Represents the weighted-average exercise price of outstanding options and is calculated without taking into account the 2,253,640 shares of common stock subject to outstanding non-vested restricted stock units that become issuable as those units vest, without any cash consideration or other payment required for such shares.
(4)	Consists of shares that were available for future issuance under the 2010 Incentive Award Plan as of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

POLICIES AND PROCEDURES WITH RESPECT TO RELATED-PERSON TRANSACTIONS

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, review and approve all related-party transactions as defined in applicable SEC rules. Our Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, discourages related-party transactions. In the event of a related-party transaction involving our directors or officers, the nature of the related-party transaction must be fully disclosed to, and approved by, the Audit Committee in advance. In addition, under our Code of Business Conduct and Ethics, directors, officers and employees are expected to avoid any activity or personal interest that creates or appears to create a conflict between such person’s interests and the interests of sTec. Directors and executive officers are required to disclose to our Board, Audit Committee and/or the Nominating and Corporate Governance Committee, as appropriate, for pre-approval any activity or personal interest that creates or appears to create a conflict with the interests of sTec. Our Board, Audit Committee and/or the Nominating and Corporate Governance Committee, as appropriate, will determine an appropriate resolution on a case-by-case basis. All directors must recuse themselves from any decision affecting their personal, business or professional interests.

RELATED-PERSONS TRANSACTIONS

MDC (Leased Facilities)

Messrs. Manouch and Mark Moshayedi each have a one-third ownership interest in MDC Land Corporation and MDC Land LLC (collectively “MDC”), both of which are privately-held entities. In addition, each of Messrs. Manouch and Mark Moshayedi is a director, executive officer and/or manager of each of these companies. MDC has no operations other than leasing transactions with sTec.

sTec leases from MDC two facilities of approximately 24,500 and 48,600 square feet in Santa Ana, California, which serve as our corporate headquarters. In addition to the executive offices, these facilities also contain the offices of engineering, administrative, and sales and marketing personnel.

The operating leases with MDC for the 24,500 and 48,600 square feet facilities expire in July 2017. The monthly base rent during 2012 was approximately $21,000 and $36,000 per month, respectively. For the remainder of the leases, base rent shall be adjusted every two years based on changes in the Consumer Price Index. sTec believes these leases with MDC are on terms no less favorable to us than could be obtained from an unaffiliated third party.

DIRECTOR INDEPENDENCE

In determining whether or not a director or director nominee is independent, sTec applies the director independence standards in NASDAQ’s rules. Our Board affirmatively determined that each of Rajat Bahri, F. Michael Ball, Christopher W. Colpitts, Kevin C. Daly, Ph.D. and Matthew L. Witte, each of whom is a current non-employee director, is independent under NASDAQ rules. Thus, five out of seven, or 71%, of our directors are independent under NASDAQ rules. In determining whether each of the non-employee directors was independent, our Board considered all relevant relationships that a director or director nominee has with us, including the types and amounts of the commercial dealings, if any, between us and the companies and organizations with which the non-employee directors are affiliated.

In making its determination, our Board considered the fact that Mr. Colpitts is the Managing Director and Global Head of Technology Investment Banking at Deutsche Bank. sTec has engaged over the last three years a different division of Deutsche Bank to provide sTec cash management services, which are not advisory in nature, are similar to deposit services, and do not benefit the investment banking division or Mr. Colpitts. Our Board determined that these relationships would not interfere with the exercise of independent judgment by Mr. Colpitts in carrying out his responsibilities as a director.

Messrs. Manouch and Mark Moshayedi did not qualify as independent directors because they are employees of sTec.

In addition, our Board has also determined that:

•	all directors who serve on the Audit, Compensation, and Nominating and Corporate Governance Committees are independent under NASDAQ rules, and

•	all members of the Audit Committee meet the additional criteria for independence of Audit Committee members set forth in Section 10A(m)(3) of the Exchange Act, and Rule 10A-3 thereunder.

The independent directors meet regularly in executive sessions without the presence of the non-independent directors or members of our management at least twice per year and from time to time as they deem necessary or appropriate. Pursuant to our Corporate Governance Guidelines, our independent Chairman of the Board presides at all executive sessions of the independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2012 and 2011, PricewaterhouseCoopers LLP (“PwC”) provided various audit, audit related and non-audit services to us until their resignation in September 2012; thereafter, sTec engaged Ernst & Young LLP (“EY”). The fees billed for services provided by EY and PwC are as follows:

Fee Category	Fiscal Year EY 2012 Fees (5)	Fiscal Year PwC 2012 Fees	Fiscal Year EY 2011 Fees	Fiscal Year PwC 2011 Fees
Audit Fees (1)	$1,435,000	$262,000	$0	$844,000

Audit-Related Fees (2)	$14,000	$0	$0	$25,000

Tax Fees (3)	$736,000	$0	$1,388,000	$0

All Other Fees (4)	$2,000	$78,000	$0	$0

Total Fees	$2,187,000	$340,000	$1,388,000	$869,000

(1)	Represents the aggregate fees billed for the audit of our annual financial statements and internal control over financial reporting, review of our interim quarterly financial statements, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” above. For 2012, these fees related to the review of incentive grant reimbursement submissions to foreign governmental agencies. For 2011, these fees related to the review of incentive grant reimbursement submissions to foreign governmental agencies.
(3)	Represents the aggregate fees billed for tax compliance, tax advice, and tax planning services.
(4)	Represents all other fees billed by sTec’s independent registered public accounting firm. The EY fees are for the use of EY’s online accounting research tool. The PwC fees relate primarily to the review of our eXtensible Business Reporting Language interactive data exhibits, successor auditor review costs, and other legal compliance matters.
(5)	sTec retained EY in September 2012 as its independent registered public accounting firm.

Our Audit Committee has considered whether provision of the above services other than audit services is compatible with maintaining the independent registered public accounting firm’s independence and has determined that such services have not adversely affected EY’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the 2012 and 2011 services described above were pre-approved in accordance with this policy.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

(3) Exhibits. The exhibits listed in the exhibit index of the Original Filing and on the accompanying index immediately following the signature page are filed as part of, or hereby incorporated by reference into, this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 30th day of April, 2013.

sTec, Inc.

By:	/S/ MARK MOSHAYEDI
Name:	Mehrdad (Mark) Moshayedi
Title:	Chief Executive Officer and President

EXHIBIT INDEX

The following exhibits are included in this Amendment No. 1 (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.