Form 10-Q
period 2013-03-31
STEC, INC.
filed 2013-05-08
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of May 1, 2013 was 46,832,203.

sTec, Inc.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2013

Except as otherwise noted in this report, “sTec,” the “Company,” “we,” “us” and “our” collectively refer to sTec, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

sTec, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS:
Current Assets:
Cash and cash equivalents	$132,932	$158,232
Accounts receivable, net of allowances of $5,688 at March 31, 2013 and $6,248 at December 31, 2012	7,926	13,515
Inventory	42,090	41,760
Insurance claim receivable	—	20,563
Other current assets	7,957	10,212

Total current assets	190,905	244,282

Leasehold interest in land	2,491	2,503
Property, plant and equipment, net	28,586	30,343
Goodwill	1,682	1,682
Long-term intangible assets, net	4,742	5,144
Other long-term assets	5,818	5,817

Total assets	$234,224	$289,771

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$8,115	$6,818
Accrued and other liabilities	18,100	51,586

Total current liabilities	26,215	58,404

Other long-term liabilities	4,977	6,185
Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 46,810 shares issued and outstanding as of March 31, 2013 and 46,805 shares issued and outstanding as of December 31, 2012	47	47
Additional paid-in capital	153,580	150,263
Retained earnings	49,405	74,872

Total shareholders’ equity	203,032	225,182

Total liabilities and shareholders’ equity	$234,224	$289,771

See accompanying notes to unaudited condensed consolidated financial statements.

sTec, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net revenues	$22,025	$50,415
Cost of revenues	16,132	32,323

Gross profit	5,893	18,092

Sales and marketing	6,554	6,656
General and administrative	12,102	9,214
Research and development	12,653	16,103

Total operating expenses	31,309	31,973
Operating loss	(25,416)	(13,881)
Other income, net	41	231

Loss from operations before income taxes	(25,375)	(13,650)
Provision (benefit) for income taxes	92	(2,961)

Net loss	(25,467)	(10,689)

Comprehensive loss	$(25,467)	$(10,689)

Net loss per share:
Basic	$(0.54)	$(0.23)

Diluted	$(0.54)	$(0.23)

Shares used in per share computation:
Basic	46,808	46,140

Diluted	46,808	46,140

See accompanying notes to unaudited condensed consolidated financial statements.

sTec, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(25,467)	$(10,689)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,346	3,935
Loss on sale of property, plant and equipment	7	4
(Reversal of) provision for accounts receivable allowance	(515)	84
Deferred income taxes	(27)	(3,033)
Stock-based compensation expense	3,316	3,661
Change in operating assets and liabilities:
Accounts receivable	6,104	9,480
Inventory	(330)	20,708
Leasehold interest in land	12	11
Other assets	1,236	(150)
Accounts payable	1,557	(1,373)
Income taxes	61	2,526
Accrued and other liabilities	2,038	1,027

Net cash (used in) provided by operating activities	(8,662)	26,191

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,454)	(1,820)

Net cash used in investing activities	(1,454)	(1,820)

Cash flows from financing activities:
Payment to class action settlement fund	(15,188)	—
Proceeds from exercise of stock options	5	522
Taxes paid related to net share settlement of equity awards	(1)	—

Net cash (used in) provided by financing activities	(15,184)	522

Net (decrease) increase in cash	(25,300)	24,893
Cash and cash equivalents at beginning of period	158,232	180,853

Cash and cash equivalents at end of period	$132,932	$205,746

See accompanying notes to unaudited condensed consolidated financial statements.

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of sTec, Inc., a California corporation, and its subsidiaries (the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company as of March 31, 2013, the consolidated results of operations for the three months ended March 31, 2013 and 2012, and the consolidated results of cash flows for the three months ended March 31, 2013 and 2012 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2012 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Note 2 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	Three Months Ended March 31,
	2013	2012
Customer A	28%	14%
Customer B	10%	*
Customer C	*	27%
Customer D	*	13%
Customer E	*	11%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended March 31,
	2013	2012
United States	61%	39%
Singapore	13%	41%
Other*	26%	20%

Total	100%	100%

*	Less than 10% by geographic region

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No other single foreign country accounted for more than 10% of revenues during the three months ended March 31, 2013 and 2012.

Note 3 — Fair Value

Items Measured at Fair Value on a Recurring Basis. The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2013	December 31, 2012
Level 1:
Money market funds	$18,672	$40,664

Level 1 assets consist of money market funds for which quoted prices are available in an active market and are included in cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets.

Note 4 — Income Taxes

The Company’s provision (benefit) for income taxes and effective tax rates were as follows (in thousands, except tax rate):

	For the Three Months Ended March 31,
	2013	2012
Provision (benefit) for income taxes	$92	$(2,961)
Effective tax rate	0.4%	-21.7%
Federal Statutory Rate	35.0%	35.0%

The difference between the Company’s effective tax rate and the federal statutory rate for the three months ended March 31, 2013 resulted primarily from the effects of a full non-cash valuation allowance against all of the Company’s U.S. deferred tax assets and foreign earnings taxed at rates lower than the federal statutory rate. The difference between the Company’s effective tax rate and the federal statutory rate for the three months ended March 31, 2012 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and state tax benefits, partially offset by permanent differences between GAAP pre-tax income and taxable income. The Company’s effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of the Company’s tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in the effective tax rate for the three months ended March 31, 2013 from the same period in 2012 was due primarily a full non-cash valuation allowance against all of the Company’s US deferred tax assets that was established in the second quarter of 2012.

Each quarter, the Company exercises significant judgment when assessing its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company maintains a valuation allowance against any portion of the asset the Company concludes is more likely than not to be unrealizable. In assessing whether a valuation allowance is required or whether an existing valuation allowance should be maintained or reversed, significant weight is given to evidence that can be objectively verified.

In accordance with ASC 740, the Company considered key positive and negative evidence using a “more likely than not” realization standard in making the determination of whether the valuation allowance is required or whether an existing valuation allowance should be maintained or reversed. The evidence the Company considers includes the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of the Company’s future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of the Company’s analysis and based on the criteria outlined in ASC 740, the Company continues to believe that a full non-cash valuation allowance is required as of March 31, 2013 on the Company’s net U.S. deferred tax assets. The valuation allowance does not have any impact on the Company’s cash, nor does such an allowance preclude the Company from using its tax losses, tax credits or other deferred tax assets in future periods. To the extent that the Company is able to generate taxable income in the future to utilize its deferred tax assets, it will be able to reduce its effective tax rate by reducing all or a portion of the full non-cash valuation allowance.

During the fourth quarter of 2012, the Company’s 2009 Form 1120F was selected by the Internal Revenue Service (“IRS”) for examination. The examination was concluded in the first quarter of 2013 and no changes were proposed by the IRS. At this time, the Company is not under examination in any of its domestic or international jurisdictions. The Company’s federal income tax return remains subject to examination for the tax years 2007, 2010 and 2011. The Company’s state income tax returns generally remain subject to examination for the tax years 2008 through 2011. Although the statute of limitations in the Company’s foreign jurisdictions vary in duration, the Company’s foreign income tax returns generally remain subject to

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

examination for the tax years 2006 through 2011.

Income (loss) from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Taiwan	$154	$178
India	129	96
United Kingdom	34	125
Japan	32	159
China	25	42
Italy	19	41
Germany	15	21
Austria	(23)	19

Total	$385	$681

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 29, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

As of March 31, 2013, the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $75.0 million of undistributed earnings from its foreign subsidiaries because such earnings are expected to be reinvested for the foreseeable future outside of the U.S. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however if a majority of these earnings were distributed, the Company has sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions to offset the amount of resulting taxable income such that the Company would not be subject to recording significant incremental income tax expense.

As an incentive to establish operations in Malaysia, the Company was provided a tax holiday and certain grants by the Malaysian government subject to meeting certain conditions and is effective through September 29, 2027. The impact of the Malaysia income tax holiday on the Company’s provision for income taxes and earnings per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013	2012
Decrease in provision for income taxes	$552	$960
Benefit of income tax holiday on earnings per share	$0.01	$0.02

Note 5 — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator: Net loss	$(25,467)	$(10,689)

Denominator for net loss per share (basic)	46,808	46,140
Effect of dilutive securities:
Stock awards	—	—

Denominator for net loss per share (diluted)	46,808	46,140

Net loss per share:
Basic	$(0.54)	$(0.23)

Diluted	$(0.54)	$(0.23)

Anti-dilutive shares excluded from net loss per share calculation	6,721	6,557

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Supplemental Balance Sheet Information

Inventory:

Inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$29,809	$28,899
Work-in-progress	42	208
Finished goods	12,239	12,653

Total	$42,090	$41,760

Goodwill, Intangible Assets, and Other Long-Lived Assets:

The Company completed its annual goodwill impairment analysis at December 31, 2012 and determined that no adjustment to the carrying value of goodwill was required. The Company’s assessment resulted in a reporting unit fair value that was greater than its carrying value at December 31, 2012 by approximately 13%. Future decreases in the Company’s stock price could indicate the impairment of goodwill, which could require the Company to record a material charge to operations.

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

Long-term intangible assets consisted of the following (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,180	$165	$1,345	$1,166	$179
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,972	165	2,137	1,958	179
Technology licenses (three years)	8,557	3,980	4,577	8,557	3,592	4,965

Total	$10,694	$5,952	$4,742	$10,694	$5,550	$5,144

Amortization expense charged to cost of revenues was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization expense	$402	$281

Future estimated amortization expense of existing long-term intangible assets is as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015	2016	2017
Amortization expense	$1,533	$1,857	$1,096	$256	$—

The Company’s strategic investment was as follows (in thousands):

	March 31, 2013	December 31, 2012
Strategic investment	$5,000	$5,000

The Company’s strategic investment is in a privately held company where the Company does not have the ability to exercise significant influence over the investee. This strategic investment is carried at cost and included in other assets, net in the Unaudited Condensed Consolidated Balance Sheets, and is periodically analyzed to determine whether or not there are indicators of impairment.

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued and Other Liabilities:

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll costs	$8,574	$8,714
Accrued legal expenses	2,857	1,058
Accrued legal settlements	250	36,000
Other	6,419	5,814

Total	$18,100	$51,586

Note 7 — Commitments and Contingencies

Class Action Litigation

From November 6, 2009 through March 2, 2010, seven class action complaints were filed against the Company and several of its senior officers and directors in the United States District Court for the Central District of California. The Court consolidated the complaints and appointed certain plaintiffs as the representative plaintiffs for the class (the “Lead Plaintiffs”). The Court replaced the former Lead Plaintiffs with a new Lead Plaintiff. The new Lead Plaintiff filed a consolidated amended complaint that the Court dismissed without prejudice. Thereafter, on February 22, 2011, the new Lead Plaintiff filed a second amended complaint, on behalf of all persons and entities who acquired the Company’s common stock between June 16, 2009 and February 23, 2010. The second amended complaint alleges claims against the Company and several of its senior officers and directors for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and related claims against several of its senior officers and directors for violations of the control person provisions of Section 20A and Section 20(a) of the Exchange Act. In addition, the second amended complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”), and related claims against several of the Company’s senior officers and directors for violations of the control person provisions of Section 15 of the Securities Act. The second amended complaint alleges generally that the Company and the individual defendants made materially false or misleading public statements and/or failed to disclose material facts in public statements relating to the Company and its business, in the case of the Exchange Act claims, during the period of June 16, 2009 through February 23, 2010, and, in the case of the Securities Act claims, in the Company’s registration statement filed under the Securities Act. The second amended complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions and further seeks reasonable costs and expenses, rescission, counsel fees, and other relief the Court deems just and proper. The defendants filed motions to dismiss and on June 17, 2011, the Court entered an order granting the underwriters’ motion to dismiss the Securities Act claims without prejudice and denying the Company’s motion to dismiss the Exchange Act claims. The defendants answered the second amended complaint on July 15, 2011. On November 21, 2011, the new Lead Plaintiff filed a motion for class certification and appointment of class counsel. On January 12, 2012, the plaintiff in the class action lawsuit pending in the Superior Court of Orange County, California filed a motion for leave to intervene (as described in more detail below). The defendants opposed both of these motions. On March 7, 2012, the Court denied both motions without prejudice and stayed the action, other than discovery, to allow the new Lead Plaintiff to cure the issue that resulted in the order denying its motion for class certification. On March 23, 2012, the new Lead Plaintiff sought permission from the United States Court of Appeals for the Ninth Circuit to appeal from the order denying without prejudice its motion for class certification. The defendants opposed this request, which the Ninth Circuit denied on June 14, 2012. On June 19, 2012, the Court entered an order granting the new Lead Plaintiff’s motion and certifying a class consisting of all persons and entities that, between June 16, 2009 and February 23, 2010, inclusive, purchased or otherwise acquired the publicly traded common stock of sTec, Inc., and were damaged thereby.

On July 30, 2012, the parties to the federal class action attended a mediation to explore a potential settlement. During the July 30 mediation, the parties considered a settlement that would create a fund for the benefit of the settlement class, with no admission or concession of wrongdoing by the Company or the other defendants, in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action, including claims under both the Exchange Act and the Securities Act. On October 5, 2012, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by the Company or the other defendants. The Company and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. During 2012 the Company had recorded an estimated settlement accrual of $35.8 million and an insurance claim

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable of $20.6 million, resulting in a net charge of $15.2 million recorded as a component of other expense. During the first quarter of 2013 the Company and its insurance carriers transferred $15.2 million and $20.6 million, respectively, into an escrow account in the custody of the Court in accordance with the terms of the Settlement Agreement. The Settlement Agreement remains subject to final court approval and certain other conditions, including an opportunity for class members to object to or opt out of the settlement. On February 11, 2013, the Court entered an order preliminarily approving the settlement. The final approval and fairness hearing is set for May 20, 2013. The Company has made an assessment of the probability of incurring any additional losses as remote and accordingly, no additional accrued liabilities have been recorded in sTec’s consolidated financial statement for this federal class action. The Company expects the settlement of the federal class action will also result in a full release of the class claims asserted in the previously disclosed class action in the Superior Court of Orange County, California. The settlement does not resolve the related federal and state shareholder derivative litigation.

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

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As mentioned above, on October 25, 2012, a purported shareholder filed an individual and purported derivative lawsuit in the United States District Court for the Central District of California. The defendants named in the suit include several of the Company’s current and former senior officers and directors and three Moshayedi family trusts. The Company is named as a nominal defendant in the purported derivative claims asserted in the complaint. In addition to the factual allegations in the complaint that mirror the allegations in the federal class action and derivative actions described above, this lawsuit also alleges that certain of the Company’s senior officers and directors did not appropriately investigate, review and consider the issues and allegations raised by the purported shareholder in its shareholder demand letter. On his own behalf individually, the plaintiff asserts claims against certain of the director and officer defendants (and not the Company) for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiff also purports to assert derivative claims, on the Company’s behalf, against the director and officer defendants and the trust defendants for breach of fiduciary duty and waste, unjust enrichment, and alleged violation of the California Corporations Code. These derivative claims have been formally consolidated with the consolidated federal derivative litigation pending in the Central District of California, described above. The plaintiff seeks unspecified compensatory damages, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages, equitable relief, and other relief as the Court may deem just and proper. The Company intends to vigorously defend itself with respect to this matter. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of a range of any such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in sTec’s consolidated financial statements for this matter.

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

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7,721,165; and 7,746,697. According to the complaint and the patents, these patents relate to solid-state drives employing a controller chip and a plurality of NAND flash devices. The complaint also alleges that the Company induces and contributes to patent infringement by others. The complaint seeks unspecified monetary damages, attorney fees and expenses, and injunctive relief against the Company. On January 17, 2012, the Company filed an answer denying liability and asserting various defenses. On February 10, 2012, the Company filed a motion to sever itself from the other defendants in the lawsuit and to transfer the lawsuit between Solid State Storage Solutions, Inc. and the Company to the Central District of California. On April 20, 2012, the Court held its first status conference, setting a claim construction hearing on January 9, 2013 and jury selection on July 1, 2013. On December 19, 2012, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and precludes the plaintiff from again claiming that the Company’s products infringe its patents. The Company accounted for the settlement agreement as a multiple element arrangement and allocated the consideration paid to the identifiable elements based on their relative fair value. A portion of the settlement was allocated to payments related to alleged prior infringement, which was recorded as a charge to the Company’s Consolidated Statements of Comprehensive Income/(Loss). The remaining portion was allocated to the licensing of intellectual property for future use to be amortized to cost of sales using a method that reflects the pattern in which the economic benefits of the intangible asset is used. Although the Company continues to dispute that its products infringe any valid claims of patents, the settlement enables it to avoid further legal defense costs and the diversion of management resources, and the settlement should not be deemed an admission of any liability. On January 2, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

As required under ASC 450, Contingencies, sTec accrues for contingencies when it believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss. The Company has made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in sTec’s consolidated financial statements. Except as otherwise indicated above, the Company believes that the outcomes in these matters are not probable and/or reasonably estimable at this time. The Company believes that it has valid defenses with respect to these legal matters. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention or uninsured legal defense costs.

Other Legal Proceedings

During 2009, the SEC commenced a formal investigation involving trading in the Company’s securities. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) was considering recommending that the SEC initiate a civil injunctive action against the Company, Manouch Moshayedi, the Company’s Founder, and Mark Moshayedi, the Company’s CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against Manouch Moshayedi. At the same time the SEC also notified the Company that it would not bring an enforcement action against the Company or any of its other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Manouch Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Manouch Moshayedi has informed the Company that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action.

The Company is involved in other suits and claims in the ordinary course of business, and the Company may from time to time become a party to other legal proceedings arising in the ordinary course of business.

As is common in the industry, the Company has entered into indemnification agreements with its directors and certain of its officers pursuant to which the Company, subject to certain exceptions, has agreed to indemnify each such director and officer against certain payments and expenses, including attorneys’ fees, judgments, fines and settlements, as the result of a claim brought against such individual acting on behalf of the Company by reason of the fact that the person was an agent of the Company. Accordingly, the Company maintains director and officer insurance to limit its monetary exposure in these circumstances. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification obligations is unlimited.

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

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been recorded in the accompanying consolidated financial statements. However, the maximum potential amount of the future payments the Company could be required to make under certain of these indemnification obligations is unlimited.

Note 8 — Shareholders’ Equity

The Company’s share-based award plan permits the granting of stock options, performance awards, dividend equivalents, deferred stock units, stock payments, restricted stock, restricted stock units, stock appreciation rights and other incentive awards to employees, non-employee board members, and consultants. As of March 31, 2013 stock options and restricted stock units were the only awards outstanding.

As of March 31, 2013, there were 2,005,180 shares of common stock that remained available for grant under the Company’s share-based award plan.

During the three months ended March 31, 2013, the Company received $5,000 in cash proceeds for the exercise of 2,000 options.

Outstanding awards under the Company’s share-based award plans were as follows (in thousands):

March 31, 2013
Options outstanding	5,603
Restricted stock units outstanding	2,240

The following table sets forth total unrecognized expense related to share-based compensation arrangements and the period over which the Company expects to recognize such expense (in thousands, except years):

	March 31, 2013
	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested stock options	$13,509	2.2
Non-vested restricted stock units	$15,753	2.9

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$203	$221
Sales and marketing	595	627
General and administrative	1,614	1,367
Research and development	904	1,446

Total stock-based compensation expense	$3,316	$3,661

Note 9 — Related Party Transactions

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet, respectively, in Santa Ana, California, which serve as its corporate headquarters. The leases expire in July 2017. In addition to the Company’s executive offices, these facilities also contain engineering, administrative and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mark Moshayedi and Mike Moshayedi each of whom is a founder and major shareholder of the Company. In addition, Mark Moshayedi is an executive officer of the Company and Manouch Moshayedi and Mark Moshayedi are directors of the Company as of March 31, 2013.

The following table sets forth the monthly base rent for the two leased facilities (in thousands):

	Three Months Ended March 31,
	2013	2012
24,500 square foot facility	$21	$21
48,600 square foot facility	$36	$36

Beginning August 1, 2009, and continuing for the remainder of the leases, base rents shall be adjusted every two years based

sTec, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the change in the Consumer Price Index.

Rent expense for these two facilities was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Rent expense	$171	$171

At March 31, 2013 and 2012, there was no outstanding facility rent owed to MDC.

Note 10 — Credit Facility

On March 28, 2013, the Company’s subsidiary, sTec Technology Sdn. Bhd. (“sTec Malaysia”), terminated its $1.0 million aggregate principal short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The purpose of the Short-term Facility was to facilitate general business transactions and fund working capital requirements for sTec Malaysia, on an as-needed basis.

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

Overview

sTec, Inc. (collectively with our subsidiaries, is referred to in this Quarterly Report on Form 10-Q as “sTec”, “we”, “our” and “us”) is a leading global provider of enterprise-class SSDs that are designed specifically for systems and applications that require high input and output (“IO”) capabilities with low latencies for fast access to critical user data.

We design and develop SSD solutions for our customers in a full range of industries and applications. We also design and develop SSD controllers, enhance them with proprietary firmware and integrate them with NAND flash media to manufacture high-performance SSDs, which provide a level of IO performance not currently possible with traditional hard disk drives (“HDDs”). We market our products to original equipment manufacturers (“OEMs”), OEM distributors, value added resellers, enterprises, and end user customers, leveraging our custom design capabilities to offer storage and server solutions to address their specific needs. Our SSDs are incorporated into products used in a variety of industries including cloud computing, defense, e-commerce, financial services, government, health care, transportation, virtualization and Web 2.0. We also manufacture small form factor Flash-based SSDs, cards and modules, as well as custom high-density dynamic random access memory (“DRAM”) modules for networking, communications and embedded industrial applications. In addition, we are continuing to invest in research and development and complementary new technologies that will help us solve our customers’ most complex storage and server issues. This means that we are working to develop solutions that will ultimately help our customers to accelerate applications, retrieve data faster and run more efficiently. We are headquartered in Santa Ana, California and have operations in Penang, Malaysia. We also have sales and engineering offices located in the U.S., Europe and Asia, and a research design center in Pune, India.

Our business plan focuses on certain revenue growth initiatives, including:

•	Continuing to develop and qualify customized high-performance, high-endurance SSDs, including our ZeusIOPS® product;

•	Expanding our product portfolio to include software offerings that strategically utilize our solid-state storage technology;

•	Adding Peripheral Component Interconnect Express (“PCIe”) based SSD products to our portfolio that reside inside the server to enable the use of Flash storage closer to the system CPU and memory; and

•

Expanding new market opportunities that leverage our core SSD expertise by investing in our sales and marketing infrastructure to increase our channel presence and sales to enterprise and end user customers.

Over the past several years, we have expanded our custom design capabilities of Flash-based products for OEM applications. We have invested significantly in the design and development of customized SSD controllers, firmware and hardware. Also, as recently announced, the Company has targeted new market segments through its new direct sales and global channel programs, in which it added channel partners and expanded the technical and market expertise of its direct sales force to extend its reach in the enterprise and key vertical markets. Strategic acquisitions have also enabled us to improve our SSD controller design capabilities, expand our product offerings, add intellectual property to our technology portfolio and enhance our capabilities to use third-party controllers.

Recent Litigation Developments

Please see Part II, Item 1, “Legal Proceedings,” and Note 7—“Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion about:

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

•

SEC’s Complaint filed against sTec’s Founder on July 29, 2012. The legal costs of this litigation are indemnified by sTec and are expected to increase in the next three quarters leading up to trial in November 2013.

Operating Results Volatility

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons, including the following:

•

The majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues is concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. For example, we believe that the primary reason for the decline in our sales in the first quarter of 2013 compared to the first quarter of 2012 has been our transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products, in addition to increased competition, which has decreased our market share with certain customers.

•

Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues comes from orders that are received just prior to or within the same quarter.

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

•

The enterprise SSD market is still in its early stages, rapidly evolving and becoming increasingly competitive. Many of these competitors are large, conglomerate businesses with considerable resources. We are facing competition from SSD suppliers with lower-cost drives. Despite the performance and latency advantages of our ZeusIOPS® drives, these lower cost alternatives have been gaining traction, which has resulted in a decrease in our market share with certain customers. Furthermore, competitive Serial Attached Small Computer Interface System (“SAS”) and/or Fibre Channel (“FC”) based SSDs have been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. A significant reduction in our market share as a result of SSD competition could have a material adverse effect on our business and result of operations.

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

Flash-based Products and Technologies

Flash-based product revenues were $20.9 million and $48.9 million in the first quarter of 2013 and 2012, respectively. The decrease in Flash-based product revenues in the first quarter of 2013 compared to the same period in 2012 was due primarily to a $26.5 million decrease in Flash-based product sales to four customers. Sales of Flash-based products represented 95% and 97% of our total revenues in the first quarter of 2013 and 2012, respectively.

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

From time to time, we may make strategic investments in order to promote our business and strategic objectives. In December 2012, we acquired a minority ownership interest in a privately held company specializing in software designed storage for approximately $5.0 million. We believe this investment will further our efforts gain access to additional customers and leverage the benefits of our respective technologies to solve customer needs.

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

Customers

Historically, a limited number of customers has accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 80% of our revenues during the first quarter of 2013, compared to 85% of our revenues during the first quarter of 2012. See Note 2, Sales Concentration, to our unaudited consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the three months ended March 31, 2013 and 2012, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, under master agreements governing the terms and conditions of the customer relationships.

We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenues in the foreseeable future and believe that our financial results will depend in part upon the success of our customers. The composition of our major customer base changes from quarter to quarter as the market demand for our products changes and we expect this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of our major customers would harm our business, financial condition and results of operations. See Part II, Item 1A, “Risk Factors—

Historically, sales to a limited number of customers have comprised a significant portion of our revenues and the loss of, or significant reduction in purchases by, any key customer would harm our financial results.”

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended March 31,
	2013	2012
United States	61%	39%
Singapore	13%	41%
Other*	26%	20%

Total	100%	100.0%

*	Less than 10% by geographic region

Sales billed to customers in the United States as a percentage of total sales increased in the first quarter of 2013 compared to the first quarter of 2012 due primarily to a decrease in product sales made to international customers, partially offset by a decrease in product sales to two customers in the United States. Sales billed to customers in Singapore as a percentage of total sales decreased in the first quarter of 2013 compared to the first quarter of 2012 due primarily to a decrease in product sales to two customers. Increased competition in the market and a delay in introducing our next-generation of products have decreased our market share with certain international customers.

Substantially all of our foreign sales are shipped internationally through our facility in Malaysia. For additional information regarding our international sales, see Part II, Item 1A, “Risk Factors—We face risks associated with doing business in foreign countries, including foreign currency fluctuations and trade barriers, that could lead to a decrease in demand for our products or an increase in the cost of the components used in our products.”

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, the Malaysian government provided us with a tax holiday and certain grants that are subject to meeting certain conditions and is effective through September 29, 2027. The impact of the Malaysia income tax holiday on our provision for income taxes and earnings per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013	2012
Decrease in provision for income taxes	$552	$960
Benefit of income tax holiday on earnings per share	$0.01	$0.02

Seasonality

We generally expect to experience some seasonality in our business resulting in lower sales in the first quarter and higher sales in the fourth quarter of each year due to corporate customers seeking to spend their full capital budgets before the end of each year. Due to the volatility of our business and concentration of our customers, seasonality may not always be a determining factor for our results of operations. For example, during the fourth quarter of 2012, we did not experience a seasonal increase in sales. We believe the decline in sales in the fourth quarter of 2012 was due primarily to increased competition and a delay in introducing our next-generation of products to market, rather than seasonality.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended March 31,
	2013	2012
Net revenues	100.0%	100.0%
Cost of revenues	73.2	64.1

Gross profit	26.8	35.9

Operating expenses:
Sales and marketing	29.8	13.2
General and administrative	54.9	18.3
Research and development	57.5	31.9

Total operating expenses	142.2	63.4

Operating loss	(115.4)	(27.5)
Other income, net	0.2	0.4

Loss from operations before income taxes	(115.2)	(27.1)

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Net Revenues. Our revenues decreased 56% from $50.4 million in the first quarter of 2012 to $22.0 million in the first quarter of 2013 due primarily to a $28.0 million, or 57%, decrease in Flash-based product sales, which primarily is a result of a delay in the introduction of our next-generation products and increased competition. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 66% from $40.3 million in the first quarter of 2012 to $13.9 million in the first quarter of 2013.

Our reported revenues are net of allowances for price protection, sales returns and sales and marketing incentives. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the customer relationships. Some customers may have the ability to change, cancel or delay orders with limited or no penalties. In the absence of a non-cancellable customer supply agreement, our ability to predict future sales is limited because a majority of our quarterly product revenues comes from orders that are received just prior to or within the same quarter.

Gross Profit. Our gross profit was $5.9 million in the first quarter of 2013, compared to $18.1 million in the same period in 2012. Gross profit as a percentage of revenues was 26.8% in the first quarter of 2013, compared to 35.9% in the first quarter of 2012. The decrease in gross profit in absolute dollars was due primarily to a decrease in sales of Flash-based products. The decrease in gross profit as a percentage of revenue was due primarily to the decrease in revenues as discussed above, an increase in fixed production overhead and labor costs as a percentage of total revenues, and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees, marketing and advertising related expenses, and expenses for trade shows. Sales and marketing expenses decreased 1% from $6.7 million in the first quarter of 2012 to $6.6 million in the first quarter of 2013. Sales and marketing expenses as a percentage of revenues increased from 13.2% in the first quarter of 2012 to 29.8% in the first quarter of 2013. The decrease in sales and marketing expenses in absolute dollars was due primarily to a $608,000 decrease in sales commissions due to lower revenue, partially offset by a $430,000 increase in payroll and payroll-related costs due to an increase in direct enterprise sales force employee headcount and stock-based compensation The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 32% from $9.2 million in the first quarter of 2012 to $12.1 million in the first quarter of 2013. General and administrative expenses as a percentage of revenues increased from 18.3% in the first quarter of 2012 to 54.9% in the first quarter of 2013. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to a $2.7 million increase in litigation costs related primarily to class action and SEC litigation matters. The increase in general and administrative expenses as a percentage of revenues was also due to the fixed nature of certain general and administrative costs and the decrease in revenues.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses decreased 21% from $16.1 million in the first quarter of 2012 to $12.7 million in the first quarter of 2013. Research and development expenses as a percentage of revenues increased from 31.9% in the first quarter of 2012 to 57.5% in the first quarter of 2013. The decrease in research and development expenses in absolute dollars was due primarily to a $2.1 million decrease in payroll and payroll-related costs primarily due to a decrease in research and development employee headcount from 395 as of March 31, 2012 to 333 as of March 31, 2013, and a $1.4 million decrease in new product development expenses. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues.

Other Income, net. Other income, net was $41,000 and $231,000 in the first quarter of 2013 and 2012, respectively, and was comprised of interest income and Malaysian government grant income, partially offset by losses on foreign currency remeasurements.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $92,000 in the first quarter of 2013 and a benefit for income taxes of $3.0 million in the first quarter of 2012. Our effective tax rate was a 0.4% provision in the first quarter of 2013 and a 21.7% benefit in the first quarter of 2012. Our effective tax rate each quarter will differ from that of previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in our effective tax rate for the first quarter of 2013 from the same period in 2012 was due primarily to the effects of a full non-cash valuation allowance against all of our net U.S. deferred tax assets that was first established in the second quarter of 2012.

We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $552,000 and $960,000 in the first quarter of 2013 and 2012, respectively. The benefit of the income tax holiday on earnings per share was $0.01 and $0.02 in the first quarter of 2013 and 2012, respectively.

We have not provided for U.S. taxes or foreign withholding taxes on approximately $75.0 million of undistributed earnings from our foreign subsidiaries because such earnings are expected to be reinvested for the foreseeable outside of the U.S. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if a majority of these earnings were distributed, we have sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions to offset the amount of resulting taxable income such that we would not be subject to recording significant incremental income tax expense.

Each quarter, we exercise significant judgment when assessing our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. We are required to establish or maintain a valuation allowance against any portion of the asset we conclude is more likely than not to be unrealizable. In assessing whether a valuation allowance is required or whether an existing valuation allowance should be maintained or reversed, significant weight is given to evidence that can be objectively verified.

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination of whether a valuation allowance is required or whether an existing valuation allowance should be maintained or reversed. The evidence we considered includes the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we continue to believe that a full non-cash valuation allowance is appropriate as of March 31, 2013 on our net U.S. deferred tax assets. The full valuation allowance on our U.S. deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance.

Net Loss. Net loss was $25.5 million and $10.7 million in the first quarter of 2013 and 2012, respectively. The increase in net loss was due primarily to a $12.2 million decrease in gross profit and a $3.1 million increase in income tax expense.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended December 31, 2012

Net Revenues. Our revenues decreased 37% from $35.1 million in the fourth quarter of 2012 to $22.0 million in the first quarter of 2013 due primarily to a $12.9 million, or 38%, decrease in Flash-based product sales, which primarily is a result of a delay in the introduction of our next-generation products, increased competition, and a $6.0 million decrease in product sales to a single customer. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 45% from $25.3 million in the fourth quarter of 2012 to $13.9 million in the first quarter of 2013.

Gross Profit. Our gross profit was $5.9 million in the first quarter of 2013, compared to $11.3 million in the fourth quarter of 2012. Gross profit as a percentage of revenues was 26.8% in the first quarter of 2013, compared to 32.2% in the fourth quarter of 2012. The decrease in gross profit in absolute dollars was due primarily to a decrease in sales of Flash-based products. The decrease in gross profit as a percentage of revenue was due primarily to the decrease in revenues as discussed above, an increase in fixed production overhead and labor costs as a percentage of total revenues, and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees, marketing and advertising related expenses, and expenses for trade shows. Sales and marketing expenses decreased 10% from $7.3 million in the fourth quarter of 2012 to $6.6 million in the first quarter of 2013. Sales and marketing expenses as a percentage of revenues increased from 20.9% in the fourth quarter of 2012 to 29.8% in the first quarter of 2013. The decrease in sales and marketing expenses in absolute dollars was due primarily to a $343,000 decrease in tradeshow expenses and a $201,000 decrease in sales commissions due to lower revenues. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 3% from $11.8 million in the fourth quarter of 2012 to $12.1 million in the first quarter of 2013. General and administrative expenses as a percentage of revenues increased from 33.6% in the fourth quarter of 2012 to 54.9% in the first quarter of 2013. The increase in general and administrative expenses in absolute dollars was primarily due to a $170,000 increase in litigation costs related primarily to class action and SEC litigation matters. The increase in general and administrative expenses as a percentage of revenues was due to the fixed nature of certain general and administrative costs and the decrease in revenues.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses decreased 21% from $16.1 million in the fourth quarter of 2012 to $12.7 million in the first quarter of 2013. Research and development expenses as a percentage of revenues increased from 45.9% in the fourth quarter of 2012 to 57.5% in the first quarter of 2013. The decrease in research and development expenses in absolute dollars was due primarily to a $1.8 million decrease in new product development expenses and a $1.6 million decrease in payroll and payroll-related costs primarily due to a decrease in research and development employee headcount from 362 as of December 31, 2012 to 333 as of March 31, 2013. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues.

Other Income, net. Other income, net was $41,000 and $821,000 in the first quarter of 2013 and the fourth quarter of 2012, respectively, and was comprised of interest income and Malaysian government grant income, partially offset by losses on foreign currency remeasurements. The decrease in other income was due primarily to a $687,000 decrease in grant income.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $92,000 for the first quarter of 2013 and benefit for income taxes of $14,000 for the fourth quarter of 2012. Our effective tax rate was a 0.4% provision in the first quarter of 2013 and a 0.1% benefit in the fourth quarter of 2012. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect of changes to the valuation allowance, and the mix of domestic and foreign earnings.

We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $552,000 and $784,000 for the first quarter of 2013 and fourth quarter of 2012, respectively. The benefit of the income tax holiday on earnings per share was $0.01 in the first quarter of 2013 and fourth quarter of 2012.

Net Loss. Net loss was $25.5 million and $23.2 million in the first quarter of 2013 and fourth quarter of 2012, respectively. The quarterly increase in net loss was due primarily to a $5.4 million decrease in gross margin and a $780,000 decrease in other income, partially offset by a $4.0 million decrease in operating expenses.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of March 31, 2013, we had working capital of $164.7 million, including $132.9 million of cash and cash equivalents, compared to working capital of $185.9 million, including $158.2 million of cash and cash equivalents as of December 31, 2012, and working capital of $249.9 million, including $205.7 million of cash and cash equivalents as of March 31, 2012. Current assets were 7.3 times current liabilities as of March 31, 2013, compared to 4.2 times current liabilities as of December 31, 2012 and 11.3 times current liabilities as of March 31, 2012.

As of March 31, 2013, of the $132.9 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $65.8 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations. However, if we are not able to achieve the planned improvements in the financial performance of our U.S. operations, which is contemplated in our business plan, we may need to re-assess our conclusion that these foreign funds will not need to be remitted to the U.S. in the foreseeable future.

Operating Activities

Net cash used in operating activities was $8.7 million in the first three months of 2013 and resulted primarily from a net loss of $25.5 million, partially offset by a $5.6 million decrease in accounts receivable, net of allowances, a $2.0 million increase in accrued and other liabilities, a $1.6 million increase in accounts payable, $3.3 million of non-cash depreciation and amortization, and $3.3 million of non-cash stock-based compensation expense. Accounts receivable decreased due primarily to a decrease in revenues in the first quarter of 2013, compared to the fourth quarter of 2012.

Investing Activities

Net cash used in investing activities was $1.5 million in the first three months of 2013 resulting from purchases of property, plant and equipment related to engineering equipment at our Malaysia and U.S. facilities.

As of March 31, 2013, we have made capital expenditures of approximately $47 million in connection with our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total additional investments in property, plant and equipment will be approximately $38 million over the next five years ending March 31, 2018. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash used in financing activities was $15.2 million in the first three months of 2013 and resulted primarily from the transfer of $15.2 million into an escrow account in the custody of the United States District Court for the Central District of California in accordance with the terms of the Settlement Agreement as described in Note 7- “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Currently we do not have any repurchase programs in effect and did not have such programs in effect in the first three months of 2013.

On March 28, 2013, the Company’s subsidiary, sTec Technology Sdn. Bhd. (“sTec Malaysia”), terminated its $1.0 million aggregate principal short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The purpose of the Short-term Facility was to facilitate general business transactions and fund working capital requirements for sTec Malaysia, on an as-needed basis.

We believe that our existing assets, cash and cash equivalents on hand will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next twelve months, to expand our operations, or to consummate acquisitions of other businesses, products or technologies. We could consider raising such funds by accessing the capital or credit markets to issue equity or debt securities, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or new convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Set forth in the table below is our estimate of our significant contractual obligations as of March 31, 2013 (in thousands).

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable inventory purchase commitments	$4,980	$4,980	$—	$—	$—
Operating lease obligations	4,930	1,277	2,499	1,154	—
Non-cancelable capital equipment purchase commitments	210	210	—	—	—
Other non-cancelable purchase commitments	685	685	—	—	—

Total	$10,805	$7,152	$2,499	$1,154	$—

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of sTec, Inc. and each of its subsidiaries. All accounts and transactions among sTec and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to that which was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2013, our cash and cash equivalents were $132.9 million, invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of March 31, 2013, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer.

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

Foreign Currency Exchange Rate Risk

More than 95% of our international sales are denominated in U.S. dollars. Consequently, if the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. In addition, we purchase substantially all of our integrated circuits (“IC”) in U.S. dollars from local distributors of Japanese, Korean and Taiwanese suppliers. To date, we have not entered into any derivative instruments to manage risks related to interest rate or foreign currency exchange rates.

Equity Price Risk

In December 2012, we invested in a privately held company that specializes in software-defined storage. This investment is carried at cost and included in other assets, net in our Unaudited Condensed Consolidated Balance Sheets and, as of March 31, 2013, the total carrying amount of this investment was approximately $5.0 million. Privately held companies in which we invested or will consider for investment are typically in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are usually in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or financial condition. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Our ability to compete depends in significant part upon our ability to successfully develop, introduce and sell new and enhanced versions of our products. The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our existing products, thereby offsetting the benefits of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. For example, we believe that in addition to increased competition in the enterprise market, the decline in our sales in the first quarter of 2013 as compared to the first quarter of 2012 was significantly impacted by delays in the transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products. Conversely, when we introduce new and enhanced versions of our products, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Any of these instances may cause fluctuations in our inventory levels. The complexity and difficulties in managing product transitions at the end-of-life stage of a product can also create excess inventory associated with the outgoing product that can also lead to product obsolescence and increased expenses. Any or all of the above responses to the introduction of new and enhanced versions of our products could cause volatility in our operating results or have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be less competitive if we fail to develop new and enhanced products and introduce them in a timely manner and gain market acceptance.

We compete in the enterprise-storage, enterprise-server, and government, defense and industrial applications markets. These markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis and to respond to changing customer requirements. Delays in the development and introduction of our new or enhanced products could provide a competitor a first-to-market opportunity and allow a competitor to take market share. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer for that product offering because changing suppliers involves significant cost, time, effort and risk for the customer.

Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new industry standards and identify and eliminate design flaws. Defects or errors found in our products after commencement of production could result in significant delays and damage our reputation and competitive position. New products, even if first introduced by us, may not gain market acceptance or result in future profitability. Lack of market acceptance for our new or enhanced products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition, results of operations and cash flows.

We may also seek to develop products with new standards for our industry; however, it will take time for these new standards and products to be adopted, for customers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. There can be no assurances that any new products or standards we develop will be commercially successful.

In addition, after we have developed a new product, if selected, our OEM customers will usually test and evaluate our products for three or more months before potentially qualifying them for production and an additional three or more months to begin volume production of the equipment that incorporates our products. Even if an OEM customer selects our product to incorporate into its equipment, we have no assurance that the customer will ultimately bring its product to market or that such effort by our customer will be successful.

We may not be successful with respect to our expansion into new markets.

Our growth strategy includes diversifying our customer base, including targeting enterprise end user customers, and improving the availability of our products worldwide. The entry into new markets presents challenges, including new distribution and service levels compared to those of our traditional OEM channels. In addition, we have less experience selling to these alternative customers and markets. Other challenges of targeting new markets include the need to devote additional resources to develop new sales and marketing strategies, including hiring a new sales team; the expenditure of significant resources and the efforts and attention of our management; the ability to anticipate demand and monitor, control and manage inventory; the need to develop relationships with new customers; and the need to provide additional or different levels of service and support than what we have historically provided. The failure to successfully manage the risks associated with the expansion into new markets, particularly because of our inexperience in these channels, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The major industries in which we have participated are dominated by a limited number of OEM companies. As a result, historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the first quarter of 2013 and first quarter of 2012, sales to our ten largest customers accounted for an aggregate of 80.1% and 84.6%, respectively, of our total revenues.

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

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba and Western Digital in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. The recently closed mergers between Hitachi GST and Western Digital and between Samsung’s HDD business and Seagate could exacerbate the degree of competition that we face. Our larger, more heavily resourced competitors may be in a better position than we are to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver more competitive products, or products more quickly or at a lower price.

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

Moreover, some of our customers have integrated and may continue to integrate lower cost, lower performance Serial Advanced Technology Attachment (“SATA”) drives with a SAS or FC connectivity bridge instead of our native SAS and Fibre Channel ZeusIOPS® products, thereby offering a lower cost alternative to our products and negatively affecting the sales of our products to those customers. Furthermore, lower-priced SAS and/or FC based SSDs sold by some of our competitors have already been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. Our operating results may continue to be adversely affected if we cannot successfully compete with the pricing by these companies.

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

It is difficult to forecast customer demand, in part because the market for enterprise Flash-based SSD products is still rapidly evolving, and becoming increasingly competitive.

The enterprise Flash-based SSD market is still rapidly evolving and becoming increasingly competitive. As a result, it is difficult to predict, with any precision, customer demand for our products or the future growth rate and size of this market. In addition, our customers’ demand for our products depends on demand for their product, inventory levels and other factors, and can vary considerably from quarter to quarter, therefore it is difficult for us to forecast our customers’ demand beyond the current quarter as purchases in one period may not be indicative of purchases in future periods.

Our dependence on a small number of component suppliers, including integrated circuit device suppliers, and our inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

Typically, integrated circuit (“IC”) devices represent more than 80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components and important component-related information used in the development and manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production requirements or the component information required to optimize these components in our finished products. In recent years, Hynix, Samsung, and Toshiba supplied substantially all of the Flash IC devices used in our Flash-based products while Micron and Samsung supplied substantially all of the DRAM IC devices used in our DRAM products.

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

Since we have no long-term supply contracts with these third-party foundry subcontractors, there is no guarantee that they will devote sufficient resources to manufacture our components. If we are unable to maintain or increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management, the emergence of processes such as cloud computing, data de-duplication and storage virtualization, or otherwise. These factors could lead to a situation in which our customers are not willing to pay higher prices for our products, thereby decreasing our revenue. Even with increasing aggregate demand for storage capacity, our average selling prices could decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Furthermore, during challenging economic times, our customers may face issues in attempting to gain timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may experience increased collection times or write-offs, which could have a material adverse effect on our revenues and cash flow. Similarly, our vendors may also face issues in attempting to gain timely access to sufficient credit, which could result in an impairment of their ability to supply us with components that are needed in the manufacture of our products. If that were to occur, we may experience delays in our production and increased costs associated with our qualification of additional new vendors and replacement of their components, which could have a material adverse effect on our revenues and cash flow.

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

As described in detail in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, a class action is pending in the United States District Court for the Central District of California, alleging, among other things, that sTec and certain of our senior officers and directors violated the federal securities laws by issuing materially false and misleading statements. On October 5, 2012, we entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by sTec or the other defendants. sTec and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. The Settlement Agreement remains subject to court approval and certain other conditions, including notice to class members and an opportunity for class members to object to or opt out of the settlement. At this time, there can be no assurance that the conditions to effect the settlement will be met, that the Settlement Agreement will receive the required court and other approvals or that the settlement will become final. We expect the settlement of the federal class action will also result in a full release of the class claims asserted in the previously disclosed class action in the Superior Court of Orange County, California.

The amount of the settlement exceeds the liability coverage available currently under our insurance policies and thus has negatively impacted our results of operations – See Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details. Our contribution to the settlement was made at the end of the first quarter of 2013, which negatively impacted our cash flows in the first quarter of 2013.

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

During 2009, the SEC commenced a formal investigation involving trading in our securities. On July 19, 2011, we received a “Wells Notice” from the SEC stating that the Staff of the SEC was considering recommending that the SEC initiate a civil injunctive action against sTec, our founder, Manouch Moshayedi, and our CEO and President, Mark Moshayedi, for violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against Manouch Moshayedi. At the same time, the SEC also notified us that it would not bring an enforcement action against sTec or any of our other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Manouch Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Manouch Moshayedi has informed us that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action. Regardless of the merits, the cost of defending such claims and the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. It may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. In addition, a third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. For example, as described in detail in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on September 7, 2011, Solid State Storage Solutions, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas against us and several other defendants alleging that certain of our products and or/services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc. On December 19, 2012, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and precludes the plaintiff from again claiming that our products infringe its patents. Although we continue to dispute that our products infringe any valid claims of patents, the settlement enables us to avoid further legal defense costs and the diversion of management resources, and the settlement should not be deemed an admission of any liability. On January 2, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

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

Our failure to obtain a required license on commercially reasonable terms, or at all, could cause us to incur substantial costs and suspend manufacturing products using the infringed technology. If we obtain a license, we would likely be required to pay license fees or make royalty payments for sales under the license. Such payments would increase our cost of revenues and reduce our gross margins and gross profit. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. We may not be successful in redesigning our products. Product development related to redesigning our products or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel.

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

Our insurance policies may not be adequate to fully offset losses from covered claims, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. Nevertheless, as described in Note 7 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the settlement amount under the terms of the Settlement Agreement with the federal class action Lead Plaintiff is in excess of our director and officer insurance coverage limits for the applicable insurance claim period, and has negatively impacted our results of operations—See Item 2, Part I—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details. Our contribution to the settlement was made at the end of the first quarter of 2013, which negatively impacted our cash flows in the first quarter of 2013. If our insurance coverage for future insurance claim periods is inadequate to protect us against catastrophic losses or unpredictable liabilities, any uncovered losses or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not successfully manage any reductions in workforce, our business could be disrupted and have a material adverse effect on our financial condition, results of operations and cash flows.

We have recently implemented changes to reduce operating expenditures, including certain reductions in workforce. Our inability to successfully manage these changes, and detect and address any issues that may arise, including retention of our remaining employees, could disrupt our business and have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, these steps may not reduce our cost structure to a level sufficient to enable us to be profitable.

Disruptions to our operations could substantially harm our business.

Substantially all of our manufacturing operations are located in Penang, Malaysia. In addition, a substantial amount of our supply chain is dependent on international suppliers and a significant amount of our products are shipped to international customers. Further, we undertake various research and development, sales and marketing activities through regional offices in a number of foreign countries. These international operations are subject to many inherent risks, including but not limited to, government intervention, political instability, acts of terrorism, power failures, health pandemics and natural disasters, including earthquakes, tsunamis, fires or floods, and disruptions in global transportation arising from labor difficulties, natural disasters and political instability. Our U.S. operations are also subject to many of these inherent risks. For example, our headquarters and various U.S.-based research and development activities are located in Southern California, an area with above average seismic activity due to the proximity of major earthquake fault lines. In addition, our Santa Ana, California headquarters and our facility in Penang, Malaysia are located within close proximity to airports and flight paths, and we may be more susceptible to potential disruptions from aviation related issues.

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

In the ordinary course of our business, we collect and store electronically sensitive data, including our intellectual property, our proprietary business information and that of our customers, suppliers and business partners and employee data. The secure maintenance, use and transmission of this information are critical to our operations. Despite our security measures, our information technology systems and infrastructure may be vulnerable to cyber-security attacks by hackers or breached due to employee error, malfeasance or other disruptions. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach could compromise our information technology systems and networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations (including supply chain) and the services we provide to customers and damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions:

•	We could issue stock that would dilute our current shareholders’ percentage ownership;

•	We may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities; and

•

Such acquisitions may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill.

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

We expect that our strategy to expand our international operations will require the expenditure of significant resources and the efforts and attention of our management. Unlike some of our competitors, we have limited experience operating our business in foreign countries. Some of our competitors may have a substantial advantage over us in attracting customers in certain foreign countries due to earlier established operations in such countries, greater knowledge with respect to cultural differences of customers residing in such countries and greater brand recognition and longer-standing relationships with customers in such countries. If our international expansion efforts in any foreign country are unsuccessful, it could harm our reputation and cause us to incur expenses and losses, and we may decide to cease these foreign operations.

Our intellectual property may not be adequately protected, which could harm our competitive position.

Our intellectual property is critical to our success. As of May 1, 2013, we owned 49 patents and 83 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements, it is possible that our efforts to protect our intellectual property rights may not:

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to us, and it may become more difficult to obtain adequate patent protection or to enforce our patents against third parties. While we cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and adversely affect our ability to protect our intellectual property.

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

Our business is subject to regulation by various U.S. federal, state, local and foreign governmental authorities and agencies. Such regulation includes employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, import/export controls, federal securities laws and tax laws.

As a global company, we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, workplace safety, product safety, environmental laws, federal securities laws, tax regulations and other regulatory requirements affecting our operations. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. and other regulations applicable or that may be applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, certain of our employees, contractors and agents, as well as those companies to which we outsource certain aspects of our business operations, including those based in foreign countries where practices, which violate such laws and regulations may be customary, may take actions in violation of our internal policies.

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

In addition, from time to time, we have received, and expect to continue to receive, complaints from former employees who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain of these instances, the former employees have brought formal claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation or resulting settlement could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

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

The volatility of general global economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 39% and 61%, of our total revenues in the first quarter of 2013 and 2012, respectively. In first quarter of 2013 and 2012, 13% and 41% of our revenues were derived from billings to customers in Singapore. For the first quarter of both 2013 and 2012 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, our international customers may not be willing to continue to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to greater variations from foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

We operate in different countries throughout the world and are subject to taxation in a variety of jurisdictions. Our future income taxes could be adversely affected if earnings are higher than anticipated in jurisdictions where we are subject to higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, recent proposals for changes in U.S. tax laws that may be considered or adopted in the future could subject us to higher taxes or result in changes to tax law provisions that currently provide favorable tax treatment.

A substantial portion of our assets, including employees of our foreign subsidiaries are located outside of the U.S. The earnings generated by our foreign subsidiaries are needed to fund the working capital needs of our foreign subsidiaries. As such, we have not provided for U.S. taxes or foreign withholding taxes on our undistributed earnings from our foreign subsidiaries because such earnings are expected to be reinvested indefinitely. Based on our current liquidity position and business plan, we do not anticipate a need to utilize these funds for our U.S. operations in the foreseeable future. However, if we are not able to achieve the planned improvements in the financial performance of our U.S. operations, which is contemplated in our business plan, we may need to re-assess our conclusion that these foreign funds will not need to be remitted to the U.S. in the foreseeable future. If this change in circumstance were to occur and it became apparent that some or all of the undistributed earnings will be remitted in the foreseeable future for which we have not recognized income taxes, we may be required to accrue additional income tax expense attributable to the portion of the remittance for which we do not have sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions available to offset the additional taxable income.

Further, as an incentive to establish operations in Malaysia, we were provided a tax holiday effective through September 29, 2027. The eventual expiration or an early revocation of our tax holiday in Malaysia, if certain conditions are not met, may result in an increase to our future tax liabilities.

In addition, we evaluate our deferred tax assets on a quarterly basis to determine whether all or any portion of the asset is more likely than not realizable under ASC 740. We are required to establish or maintain a valuation allowance against any portion of the asset we conclude is more likely than not to be unrealizable. In assessing whether a valuation allowance is required or whether an existing valuation allowance should be maintained or reversed, significant weight is given to evidence that can be objectively verifiable. In accordance with ASC 740, we consider key positive and negative evidence using a “more likely than not” realization standard in making the determination of whether a valuation allowance is required or whether an existing valuation allowance should be maintained or reversed. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses and tax credit carryforwards and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

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

We could be required to record impairment charges relating to goodwill and other intangible assets, which could have a material adverse effect on our results of operations.

In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Subsequent to the sale of the Consumer Division in 2007, we operate in one operating segment and have one reporting unit. We assess potential impairment of goodwill and other intangible assets on an annual basis on the last day of the year and compare the market capitalization of the reporting unit to its carrying amount, including goodwill. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. A future decrease in our stock price could indicate the impairment of goodwill, which could have a material adverse effect on our results of operations.

Intangible assets with finite lives and other long-lived assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”). We continually monitor events and changes in circumstances that could indicate that the carrying balances of our intangible assets may not be recoverable in accordance with the provisions of ASC 360. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions could cause a change in the results of the tests and could require us to record impairment charges to our other long-lived assets, which could have a material adverse effect on our results of operations.

Risks Related to Our Common Stock

Proxy contests could be disruptive and costly and the possibility that there may be change on or control of our Board of Directors could cause uncertainty about the direction of our business.

For the 2013 Annual Meeting of Shareholders, two shareholders have jointly provided notice to us of their nomination of seven persons for election as directors on our Board of Directors and have filed preliminary proxy materials relating to such nomination. Proxy contests can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. The proxy contest could result in a change on or control of our Board of Directors, and a change in our senior management team. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of the Board of Directors or otherwise in response to the proxy contest may lead to concerns of a change in the direction of the business or instability or lack of continuity in our business, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel.

Our stock price is highly volatile.

Our common stock has been publicly traded since September 2000. The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2011 to May 1, 2013 our common stock has traded at prices as low as $3.32 and as high as $25.44 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. As a result of volatility, the market price of our common stock may materially decline, regardless of our operating performance. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Some of these fluctuations may be more pronounced than they were in the past due to the uncertain current global economic environment. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section and the following:

•	Impact of changing and recently volatile U.S. and global economic conditions, including the ongoing European debt crisis and resulting instability (and potential dissolution) of the Euro;

•	The downgrade by Standard & Poor’s of the United States’ sovereign credit rating and its impact on financial markets and companies’ ability to raise capital;

•	Our suppliers’ production levels of the components used in our products;

•	Our ability to procure required components;

•	Market acceptance of new and enhanced versions of our products;

•	Expansion of our international business, including the opening of offices and facilities in foreign countries;

•	The timing of the introduction of new products or components and enhancements to existing products or components by us, our competitors or our suppliers;

•	Fluctuations in the cost of components and changes in the average sales prices of our products;

•	Fluctuating market demand for our products;

•	Changes in our customer or product revenue mix;

•	The loss of one or more of our customers;

•	Our ability to successfully integrate any acquired businesses or assets;

•	Expenses associated with the startup of new operations or divisions;

•	Order cancellations, product returns, inventory buildups by customers and inventory write-downs;

•	Manufacturing inefficiencies associated with the start-up of new manufacturing operations, new products and volume production;

•	Expenses associated with strategic transactions, including acquisitions, joint ventures and capital investments;

•	Our ability to adequately support potential future rapid growth;

•	Our ability to absorb manufacturing overhead if revenues decline;

•	The effects of litigation; and

•	Increases in our sales and marketing and research and development expenses in connection with decisions to pursue new product initiatives.

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

Two of our largest shareholders are executives and directors of the Company and their interests may diverge from other shareholders.

Mark Moshayedi and Manouch Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded sTec. They have owned a substantial amount of the Company’s shares since its inception. As of March 31, 2013 Mark and Manouch Moshayedi beneficially owned, in the aggregate, approximately 14% of our outstanding common stock. This beneficial ownership percentage does not include shares that were gifted by Mark Moshayedi to an irrevocable trust for the benefit of his descendants and shares that were gifted by Manouch Moshayedi to an irrevocable trust for the benefit of his descendants, which totals to approximately 5% of our outstanding common stock, but to which Mark and Manouch Moshayedi each disclaim beneficial ownership. As shareholders, Mark and Manouch Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Mark Moshayedi is our CEO and President and Manouch Moshayedi is our founder, and both are sTec Board members. As a result, they have the potential or perceived ability to influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential or perceived influence could affect the price that certain investors may be willing to pay for shares of our common stock.

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

These provisions include:

•	Limitations on how special meetings of shareholders can be called;

•	Advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	Elimination of cumulative voting in the election of directors;

•	The right of a majority of directors in office to fill vacancies on the board of directors; and

•	The ability of our board of directors to issue, without shareholder approval, “blank check” preferred stock to increase the number and type of outstanding shares.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation	S-1/A	3.1	July 3, 2000

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	S-1/A	3.3	September 27, 2000

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	10-Q	3.1	May 14, 2001

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	8-K	3.1	March 8, 2007

3.2	Second Amended and Restated Bylaws	8-K	3.2	September 27, 2011

4.1	Specimen Stock Certificate	10-K	4.2	March 30, 2007

10.01†	Severance and Change in Control Agreement, dated March 11, 2013, entered into between the Registrant and Raymond D. Cook	10-K	10.18	March 14, 2013

10.02†	Severance and Change in Control Agreement, effective March 11, 2013 entered into between the Registrant and Robert M. Saman	10-K	10.19	March 14, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

sTec, Inc., a California corporation

Date: May 8, 2013	/S/ RAYMOND D. COOK
Raymond D. Cook Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

sTec, Inc.

Index to Exhibits

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation	S-1/A	3.1	July 3, 2000

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	S-1/A	3.3	September 27, 2000

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	10-Q	3.1	May 14, 2001

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	8-K	3.1	March 8, 2007

3.2	Second Amended and Restated Bylaws	8-K	3.2	September 27, 2011

4.1	Specimen Stock Certificate	10-K	4.2	March 30, 2007

10.01†	Severance and Change in Control Agreement, dated March 11, 2013, entered into between the Registrant and Raymond D. Cook	10-K	10.18	March 14, 2013

10.02†	Severance and Change in Control Agreement, effective March 11, 2013 entered into between the Registrant and Robert M. Saman	10-K	10.19	March 14, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.