Form 10-Q
period 2013-06-30
STEC, INC.
filed 2013-08-07
CIK 1102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of August 1, 2013 was 46,997,241.

sTec, Inc.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2013

Except as otherwise noted in this report, “sTec,” the “Company,” “we,” “us” and “our” collectively refer to sTec, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

sTec, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS:
Current Assets:
Cash and cash equivalents	$116,280	$158,232
Accounts receivable, net of allowances of $6,117 at June 30, 2013 and $6,248 at December 31, 2012	8,239	13,515
Inventory	41,492	41,760
Insurance claim receivable	—	20,563
Other current assets	7,375	10,212

Total current assets	173,386	244,282

Leasehold interest in land	2,480	2,503
Property, plant and equipment, net	26,866	30,343
Goodwill	1,682	1,682
Long-term intangible assets, net	4,340	5,144
Other long-term assets	5,818	5,817

Total assets	$214,572	$289,771

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$13,422	$6,818
Accrued and other liabilities	20,217	51,586

Total current liabilities	33,639	58,404

Other long-term liabilities	4,818	6,185
Commitments and contingencies (Note 8)	—	—
Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 46,981 shares issued and outstanding as of June 30, 2013 and 46,805 shares issued and outstanding as of December 31, 2012	47	47
Additional paid-in capital	157,058	150,263
Retained earnings	19,010	74,872

Total shareholders’ equity	176,115	225,182

Total liabilities and shareholders’ equity	$214,572	$289,771

See accompanying notes to unaudited condensed consolidated financial statements.

sTec, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$23,454	$40,705	$45,479	$91,120
Cost of revenues	16,891	25,816	33,023	58,139

Gross profit	6,563	14,889	12,456	32,981

Sales and marketing	7,422	6,880	13,976	13,536
General and administrative	16,096	13,315	28,198	22,529
Research and development	13,535	17,471	26,188	33,574

Total operating expenses	37,053	37,666	68,362	69,639
Operating loss	(30,490)	(22,777)	(55,906)	(36,658)
Other (expense) income, net	(26)	(14,342)	15	(14,111)

Loss from operations before income taxes	(30,516)	(37,119)	(55,891)	(50,769)
(Benefit) Provision for income taxes	(121)	12,478	(29)	9,517

Net loss	(30,395)	(49,597)	(55,862)	(60,286)

Comprehensive loss	$(30,395)	$(49,597)	$(55,862)	$(60,286)

Net loss per share:
Basic	$(0.65)	$(1.07)	$(1.19)	$(1.30)

Diluted	$(0.65)	$(1.07)	$(1.19)	$(1.30)

Shares used in per share computation:
Basic	46,898	46,340	46,853	46,240

Diluted	46,898	46,340	46,853	46,240

See accompanying notes to unaudited condensed consolidated financial statements.

sTec, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flow from operating activities:
Net loss	$(55,862)	$(60,286)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,351	7,655
Loss on sale of property, plant and equipment	54	5
Impairment loss	—	360
Settlement charge	—	15,000
(Reversal of) provision for accounts receivable allowance	(508)	168
Deferred income taxes	(91)	10,586
Stock-based compensation expense	6,946	7,835
Excess tax benefits from share-based payment arrangements	—	(907)
Change in operating assets and liabilities:
Accounts receivable	5,784	11,810
Inventory	268	23,149
Leasehold interest in land	23	22
Other assets	1,746	160
Accounts payable	7,124	10,144
Income taxes	107	657
Accrued and other liabilities	4,011	3,851

Net cash (used in) provided by operating activities	(24,047)	30,209

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,644)	(6,562)

Net cash used in investing activities	(2,644)	(6,562)

Cash flows from financing activities:
Payment to class action settlement fund	(15,188)	—
Taxes paid related to net share settlement of equity awards	(162)	(307)
Excess tax benefits from share-based payment arrangements	—	907
Proceeds from exercise of stock options	89	2,071

Net cash (used in) provided by financing activities	(15,261)	2,671

Net (decrease) increase in cash	(41,952)	26,318
Cash and cash equivalents at beginning of period	158,232	180,853

Cash and cash equivalents at end of period	$116,280	$207,171

See accompanying notes to unaudited condensed consolidated financial statements.

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of the Company and each of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company as of June 30, 2013, the consolidated results of operations for the three and six months ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 have been included. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC. The December 31, 2012 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

Note 2 — Merger Agreement with Western Digital Corporation

On June 23, 2013, sTec, Inc., a California corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Western Digital Corporation, a Delaware corporation (“WDC”), and Lodi Ventures, Inc., a California corporation and wholly-owned subsidiary of WDC (“Merger Sub”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of WDC. At the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.001 per share (“Common Stock”), (other than shares (i) owned, directly or indirectly, by WDC or Merger Sub, (ii) held in the treasury of the Company, or (iii) held by any holder who has not voted in favor of the Merger and who has properly demanded that the Company purchase such shares in accordance with Chapter 13 of the California General Corporation Law) will convert into the right to receive $6.85 in cash, without interest. All vested and unvested Company stock options (other than unvested sTec stock options that have strike prices greater than $6.85 per share) will be assumed by WDC and converted into stock options to purchase WDC common stock. All unvested sTec stock options with strike prices greater than $6.85 per share will not be assumed and will be cancelled. All Company restricted stock units will be assumed by WDC and converted into and become rights with respect to WDC common stock.

Consummation of the Merger is subject to customary conditions, including approval of the Merger Agreement and the Merger by the Company’s shareholders, the absence of any material adverse effect on the Company’s business, financial condition or results of operations and other customary closing conditions. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties and compliance with its covenants and agreements contained in the Merger Agreement (in each case, subject to customary materiality qualifiers).

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 3 — Sales Concentration

As shown in the table below, customer concentrations of revenues of greater than 10% were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	24%	21%	26%	17%
Customer B	10%	*	10%	*
Customer C	*	26%	*	18%
Customer D	*	20%	*	24%

*	Less than 10%

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	64%	51%	62%	44%
Singapore	*	22%	*	32%
Czech Republic	*	11%	*	*
Other*	36%	16%	38%	24%

Total	100%	100%	100%	100%

*	Less than 10% by geographic region

No other single foreign country accounted for more than 10% of revenues during the three or six months ended June 30, 2013 and 2012.

Note 4 — Fair Value

Items Measured at Fair Value on a Recurring Basis. The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2013	December 31, 2012
Level 1:
Money market funds	$9,674	$40,664

Level 1 assets consist of money market funds for which quoted prices are available in an active market and are included in cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets.

Note 5 — Income Taxes

The Company’s (benefit) provision for income taxes and effective tax rates were as follows (in thousands, except tax rate):

	For the Six Months Ended June 30,
	2013	2012
(Benefit) provision for income taxes	$(29)	$9,517
Effective tax rate	-0.1%	18.7%
Federal Statutory Rate	35.0%	35.0%

The difference between the Company’s effective tax rate and the federal statutory rate for the six months ended June 30, 2013 resulted primarily from the effects of a full non-cash valuation allowance against all of the Company’s U.S. deferred tax assets and foreign earnings taxed at rates lower than the federal statutory rate. The difference between the Company’s effective tax rate and the federal statutory rate for the six months ended June 30, 2012 resulted primarily from the establishment of a full non-cash valuation allowance against all of the Company’s net U.S. deferred tax assets during the second quarter of 2012. The Company’s effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of the Company’s tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in the effective tax rate for the six months ended June 30, 2013 from the same period in 2012 was due primarily a full non-cash valuation allowance against all of the Company’s US deferred tax assets that was established in the second quarter of 2012.

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

In accordance with ASC 740, the Company considered key positive and negative evidence using a “more likely than not” realization standard in making the determination of whether the valuation allowance is required or whether an existing valuation allowance should be maintained or reversed. The evidence the Company considers includes the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of the Company’s future taxable income, the duration of statutory carryforward periods, the Company’s utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of the Company’s analysis and based on the criteria outlined in ASC 740, the Company continues to believe that a full non-cash valuation allowance is required as of June 30, 2013 on the Company’s net U.S. deferred tax assets. The valuation allowance does not have any impact on the Company’s cash, nor does such an allowance preclude the Company from using its tax losses, tax credits or other deferred tax assets in future periods. To the extent that the Company is able to generate taxable income in the future to utilize its deferred tax assets, it will be able to reduce its effective tax rate by reducing all or a portion of the full non-cash valuation allowance.

During the second quarter of 2013, the Company’s 2011 U.S. corporation income tax return was selected by the Internal Revenue Service (“IRS”) for examination. During the fourth quarter of 2012, the Company’s 2009 U.S. income tax return of a foreign corporation was selected by the IRS for examination. The Company’s 2009 U.S. income tax return of a foreign corporation examination was concluded in the first quarter of 2013 and no changes were proposed by the IRS. At this time, the Company is not under examination in any of its international jurisdictions. The Company’s federal income tax return remains subject to examination for the tax years 2007 and 2010. The Company’s state income tax returns generally remain subject to examination for the tax years 2008 through 2011. Although the statute of limitations in the Company’s foreign jurisdictions vary in duration, the Company’s foreign income tax returns generally remain subject to examination for the tax years 2006 through 2011.

Income (loss) from continuing operations before income taxes by foreign country in jurisdictions where the Company is assessed income tax consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Taiwan	$166	$168	$320	$346
India	73	(25)	203	71
United Kingdom	53	71	87	196
Italy	30	2	50	43
China	27	42	52	84
Germany	8	6	23	27
Austria	(8)	4	(31)	23
Japan	(59)	3	(27)	162

Total	$290	$271	$677	$952

The Company also had income (loss) from continuing operations in Malaysia and the Cayman Islands that was not subject to income tax as the Company has an income tax holiday in Malaysia effective through September 29, 2027 and there are no income taxes assessed on corporate income in the Cayman Islands.

As of June 30, 2013, the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $66.6 million of undistributed earnings from its foreign subsidiaries because such earnings are expected to be reinvested for the foreseeable future outside of the U.S. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however if a majority of these earnings were distributed, the Company has sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions to offset the amount of resulting taxable income such that the Company would not be subject to recording significant incremental income tax expense.

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As an incentive to establish operations in Malaysia, the Company was provided a tax holiday and certain grants by the Malaysian government subject to meeting certain conditions and is effective through September 29, 2027. The impact of the Malaysia income tax holiday on the Company’s provision for income taxes and earnings per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Decrease in provision for income taxes	$618	$1,140	$1,170	$2,100
Benefit of income tax holiday on earnings per share	$0.01	$0.03	$0.02	$0.05

Note 6 — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator: Net loss	$(30,395)	$(49,597)	$(55,862)	$(60,286)

Denominator for net loss per share (basic)	46,898	46,340	46,853	46,240
Effect of dilutive securities:
Stock awards	—	—	—	—

Denominator for net loss per share (diluted)	46,898	46,340	46,853	46,240

Net loss per share:
Basic	$(0.65)	$(1.07)	$(1.19)	$(1.30)

Diluted	$(0.65)	$(1.07)	$(1.19)	$(1.30)

Anti-dilutive shares excluded from net loss per share calculation	6,861	6,807	6,791	6,682

Note 7 — Supplemental Balance Sheet Information

Inventory:

Inventory consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$30,447	$28,899
Work-in-progress	78	208
Finished goods	10,967	12,653

Total	$41,492	$41,760

Goodwill, Intangible Assets, and Other Long-Lived Assets:

The Company completed its annual goodwill impairment analysis at December 31, 2012 and determined that no adjustment to the carrying value of goodwill was required. The Company’s assessment resulted in a reporting unit fair value that was greater than its carrying value at December 31, 2012 by approximately 13%. The closing sales price per share of the Company’s common stock was $6.72 and $4.93 and as of June 30, 2013 and December 31, 2012, respectively. Future decreases in the Company’s stock price could indicate the impairment of goodwill, which could require the Company to record a material charge to operations.

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

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Long-term intangible assets consisted of the following (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology (five years)	$1,345	$1,194	$151	$1,345	$1,166	$179
Customer relationships (five years)	792	792	—	792	792	—

Acquisition-related intangible assets	2,137	1,986	151	2,137	1,958	179
Technology licenses (three years)	8,557	4,368	4,189	8,557	3,592	4,965

Total	$10,694	$6,354	$4,340	$10,694	$5,550	$5,144

Amortization expense charged to cost of revenues was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$402	$242	$804	$523

Future estimated amortization expense of existing long-term intangible assets is as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015	2016	2017
Amortization expense	$803	$1,763	$1,096	$585	$93

The Company’s strategic investment was as follows (in thousands):

	June 30, 2013	December 31, 2012
Strategic investment	$5,000	$5,000

The Company’s strategic investment is in a privately held company where the Company does not have the ability to exercise significant influence over the investee. This strategic investment is carried at cost and included in other assets, net in the Unaudited Condensed Consolidated Balance Sheets, and is periodically analyzed to determine whether or not there are indicators of impairment.

Accrued and Other Liabilities:

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll costs	$8,514	$8,714
Accrued legal expenses	5,965	1,058
Accrued legal settlements	—	36,000
Other	5,738	5,814

Total	$20,217	$51,586

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

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

On July 30, 2012, the parties to the federal class action attended a mediation to explore a potential settlement. During the July 30 mediation, the parties considered a settlement that would create a fund for the benefit of the settlement class, with no admission or concession of wrongdoing by the Company or the other defendants, in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action, including claims under both the Exchange Act and the Securities Act. On October 5, 2012, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by the Company or the other defendants. The Company and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. During 2012 the Company had recorded an estimated settlement accrual of $35.8 million and an insurance claim receivable of $20.6 million, resulting in a net charge of $15.2 million recorded as a component of other expense. During the first quarter of 2013 the Company and its insurance carriers transferred $15.2 million and $20.6 million, respectively, into an escrow account in the custody of the Court in accordance with the terms of the Settlement Agreement. The Settlement Agreement remained subject to final court approval and certain other conditions, including an opportunity for class members to object to or opt out of the settlement. On February 11, 2013, the Court entered an order preliminarily approving the settlement and setting the final approval and fairness hearing for May 20, 2013. Following the final approval and fairness hearing, on May 23, 2013, the Court entered a final order and judgment, affirming the preliminary approval order and certification of the class as set forth in the Court’s June 16, 2012 Order and for purposes of the Securities Act claims asserted by persons and entities that, between June 16, 2009 and February 23, 2010, purchased or otherwise acquired publicly traded common stock of sTec, and were damaged thereby, subject to certain self-exclusions. The Company has made an assessment of the probability of incurring any additional losses as remote and accordingly, no additional accrued liabilities have been recorded in sTec’s consolidated financial statement for this federal class action. The Company expects the settlement of the federal class action will also result in a full release of the class claims asserted in the previously disclosed class action in the Superior Court of Orange County, California. The settlement does not resolve the related federal and state shareholder derivative litigation.

On July 1, 2011, a class action complaint was filed against the Company and several of its senior officers and directors in the Superior Court of Orange County, California. The complaint alleges claims against the Company, several of its senior officers and directors, and four of its underwriters for violations of Section 11 and Section 12(a)(2) of the Securities Act, and further alleges claims against several of the Company’s senior officers and directors for violations of the control person provisions of Section 15 of the Securities Act. The complaint, which arises out of the same underlying factual allegations as the federal court class action discussed above, seeks compensatory damages and rescission or a rescissory measure of damages where applicable, reasonable costs and expenses, including counsel fees and expert fees, and other relief the Court may deem just and proper. On August 4, 2011, the defendants removed the action to the United States District Court for the Central District of California. The plaintiffs moved to remand and on October 7, 2011, the Court entered an order remanding the case back to the Superior Court of Orange County, California. On November 16, 2011, the defendants moved to stay the case pending the resolution of the class action lawsuit pending in federal court. On November 16, 2011, the defendants also filed a general demurrer to the complaint. On February 17, 2012, the Court granted the defendants’ motion to stay and declined to rule on the defendants’ general demurrer. The parties presently anticipate filing a stipulation of voluntary dismissal of this case. The Company believes that the

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

contemplated settlement of the federal class action, as described above, would result in a release of the class claims asserted in this Superior Court action. Accordingly, the Company has made an assessment of the probability of incurring any additional losses as remote and accordingly, no accrued liabilities have been recorded in sTec’s consolidated financial statements for this Superior Court action.

Shareholder Derivative Litigation

From November 12, 2009 through December 3, 2009, four shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the Superior Court of Orange County, California. These cases were consolidated and stayed until further order by the Court. Despite the stay, the Company and the individual defendants each filed demurrers to the consolidated complaint on July 28, 2010, pursuant to court order. The plaintiffs moved to lift the stay and on September 9, 2011, the Court denied the plaintiffs’ motion. Additionally, two shareholder derivative actions were filed purportedly on the Company’s behalf against several of its senior officers and directors in the United States District Court for the Central District of California. These two federal lawsuits were consolidated on April 13, 2010, and stayed by order of the Court until a ruling was made on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit as discussed above. After the Court issued its ruling on the defendants’ motions to dismiss the second amended complaint in the federal securities class action lawsuit, the defendants moved to stay the federal shareholder derivative case. On January 11, 2012, the Court granted the defendants’ motion, staying the federal shareholder derivative case pending the resolution of the federal securities class action as discussed above. In light of the entry of final judgment in the federal securities class action case, the stay has been lifted, and the defendants anticipate filing motions to dismiss the consolidated complaint. The consolidated complaints in both the state and federal shareholder derivative actions allege claims for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code (with respect to the state court action only) related to allegedly false and misleading statements regarding the Company’s business and alleged illegal stock sales. The shareholder derivative actions generally seek compensatory damages for all alleged losses sustained as a result of the defendants’ alleged actions, including interest, reasonable costs and expenses, corporate governance reforms, disgorgement of profits, treble damages (with respect to the state court action only), equitable relief (with respect to the federal court action only), and other relief as the Court may deem just and proper. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of a range of any such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in sTec’s consolidated financial statements for this matter.

Shareholder Demand and Related Litigation

From January 5, 2010 through August 2, 2010, the Company received letters from counsel for four purported shareholders demanding that the Company take action to remedy breaches of fiduciary duties by several of its senior officers and directors. The allegations in these letters are similar to those found in the shareholder derivative complaints filed in state and federal court, and demand that the Company take action to recover damages from its senior officers and directors and to correct alleged deficiencies in its internal controls. The demand letters state that if, within a reasonable time, the Company’s board of directors has not commenced the requested action, or if the board of directors refuses to commence the requested action, the purported named shareholders will commence derivative actions. In evaluating the demand letters, the independent members of the Company’s board of directors conducted a review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letters, the independent members of the Company’s board of directors unanimously determined that it would not be in the Company’s best interests to pursue the claims alleged in the demand letters against any of the individuals mentioned therein. This determination was formally communicated to counsel for the four purported shareholders on December 17, 2010. Counsel for two of the purported shareholders responded by letter dated July 13, 2011, further demanding that the Company take action to remedy alleged breaches of fiduciary duties by several of its senior officers and directors. In evaluating the July 13, 2011 demand letter, the independent members of the Company’s board of directors conducted a further review of the issues and allegations raised by the purported shareholders. After considering a number of factors, including the legal and factual merits of the claims made in the demand letter, the independent members of the Company’s board of directors unanimously determined that it would not be necessary to retain separate independent counsel and again determined that it would not be in the Company’s best interests to pursue the claims alleged in the demand letter against any of the individuals mentioned therein. This determination was formally communicated to counsel for the two purported shareholders on December 7, 2011. On February 8, 2012, the Company’s board of directors received a further demand from counsel for one of the purported shareholders requesting the opportunity to inspect certain books and records to determine whether the Company’s board of directors conducted a reasonable investigation and acted in good faith in refusing the shareholder’s prior demands. The shareholder was offered the opportunity to inspect certain of the books and records that he requested. Despite the Company’s offer to allow for this

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

shareholder’s inspection, on March 9, 2012, the shareholder filed a petition for writ of mandate in the Superior Court for the County of Orange, California, seeking a court order that would allow him to inspect all of the books and records he requested. On July 9, 2013, the parties filed a stipulation of voluntary dismissal of the petition for writ of mandate. On October 25, 2012, one of the shareholders who submitted a demand letter to the Company’s board of directors filed an individual and purported derivative lawsuit in the United States District Court for the Central District of California, described further below. The Company intends to vigorously defend itself with respect to each of these matters. While it is reasonably possible that the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot provide a reasonable estimate of a range of any such potential loss due to the early stage of this lawsuit and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in sTec’s consolidated financial statements for this matter.

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

Patent Litigation

On September 7, 2011, Solid State Storage Solutions, Inc., filed a complaint against the Company and several other defendants in the U.S. District Court for the Eastern District of Texas. The lawsuit alleges that certain of the Company’s products and/or services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc., including some or all of U.S. Patents: Nos. 6,341,085; 6,347,051; 6,370,059; 6,567,334; 6,701,471; 7,064,995; 7,234,087; 7,327,624; 7,366,016; 7,616,485; 7,721,165; and 7,746,697. According to the complaint and the patents, these patents relate to solid-state drives employing a controller chip and a plurality of NAND flash devices. The complaint also alleges that the Company induces and contributes to patent infringement by others. The complaint seeks unspecified monetary damages, attorney fees and expenses, and injunctive relief against the Company. On January 17, 2012, the Company filed an answer denying liability and asserting various defenses. On February 10, 2012, the Company filed a motion to sever itself from the other defendants in the lawsuit and to transfer the lawsuit between Solid State Storage Solutions, Inc. and the Company to the Central District of California. On April 20, 2012, the Court held its first status conference, setting a claim construction hearing on January 9, 2013 and jury selection on July 1, 2013. On December 19, 2012, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and precludes the plaintiff from again claiming that the Company’s products infringe its patents. The Company accounted for the settlement agreement as a multiple element arrangement and allocated the consideration paid to the identifiable elements based on their relative fair value. A portion of the settlement was allocated to payments related to alleged prior infringement, which was recorded as a charge in the Company’s Consolidated Statements of Comprehensive Income/(Loss). The remaining portion was allocated to the licensing of intellectual property for future use to be amortized to cost of sales using a method that reflects the pattern in which the economic benefits of the intangible asset is used. Although the Company continues to dispute that its products infringe any valid claims of patents, the settlement enables it to avoid further legal defense costs and the diversion of management resources, and the settlement should not be deemed an admission of any liability. On January 2, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Litigation Related to the Merger

Between June 26, 2013 and July 11, 2013, seven shareholders filed purported class action lawsuits, on behalf of themselves and all similarly situated sTec shareholders, in the Superior Court of the State of California, County of Orange, against sTec, members of our board of directors, WDC and Merger Sub challenging the proposed merger. The cases include: Vijaya Pilly v. sTec, Inc., et al., Case No. 30-2013-00659340-CU-SL-CXC; Karl F. Poehlmann v. sTec, et al., Case No. 30-2013-00659742-CU-SL-CXC; Tyler Mathewson v. sTec, et al., Case No. 30-2013-00659718-CU-SL-CXC; Beverly Wilkinson v. sTec, et al., Case No. 30-2013-00660427-CU-SL-CXC; Faithette Foreman-Sommers v. sTec, et al., Case No. 30-2013-00660506-CU-SL-CXC; Anthony Palmero v. sTec, et al., Case No. 30-2013-00662459-CU-SL-CXC; and Robert Walpole v. sTec, et al., Case No. 30-2013-00662447-CU-SL-CXC. The lawsuits generally assert claims for breach of fiduciary duty against the members of our board of directors for approving the proposed merger at an allegedly inadequate price and for engaging in a flawed sales process. The lawsuits also generally assert claims against WDC and Merger Sub for aiding and abetting the breaches of fiduciary duty. All of the lawsuits seek class certification, to enjoin the defendants from proceeding with the proposed merger, rescission of the proposed merger if it is consummated, damages, costs and attorneys’ and expert fees, and any other relief the court may deem proper. On August 1, 2013, Plaintiffs Poehlmann and Mathewson filed amended complaints which contain additional allegations that the proxy statement filed by the Company on July 25, 2013 fails to fully and fairly disclose all material information concerning the proposed merger. The parties have filed a stipulation and proposed order to consolidate the seven putative class actions into one consolidated action. sTec, its directors, WDC and Merger Sub believe the allegations in all of the lawsuits are without merit.

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company and its directors believe the allegations are without merit. While it is reasonably possible that the Company could, at some point in the future, incur losses in connection with these matters, management at this time cannot provide a reasonable estimate of a range of any such potential losses due to the early stages of these matters and the inherent uncertainties of litigation. Accordingly, no accrued liabilities have been recorded in sTec’s consolidated financial statements for these matters.

Since the announcement of the merger, some of the plaintiffs in the California State litigation described above under “Shareholder Derivative Litigation” have filed a motion seeking leave to amend their complaints to include claims related to the merger. Among other allegations, the plaintiffs contend that certain sTec directors agreed to sell sTec in order to extinguish their liability in the derivative action and that the proposed merger price is inadequate because it fails to account for the growth prospects of sTec’s newly defined business strategy and the alleged value of the derivative claims the plaintiffs believe the Company has against certain directors, which the plaintiffs contend is conservatively estimated at $279 million. In addition, one of the plaintiffs asserting derivative claims in the consolidated federal court derivative action, who has also asserted individual claims against our senior officers and directors in his current complaint, stated in a court filing that he intends to seek leave of court to amend his complaint to allege that the terms of the merger for the Company shareholders were negatively impacted by the allegedly wrongful conduct alleged in his current complaint. The Company will oppose any attempts by the plaintiffs in these actions to amend their current complaints to assert new and entirely unrelated claims based on the merger.

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

Other Legal Proceedings

During 2009, the SEC commenced a formal investigation involving trading in the Company’s securities. On July 19, 2011, the Company received a “Wells Notice” from the SEC, stating that the Staff of the SEC (the “Staff”) was considering recommending that the SEC initiate a civil injunctive action against the Company, Manouch Moshayedi, the Company’s Founder, and Mark Moshayedi, the Company’s CEO and President, charging them with violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against Manouch Moshayedi. At the same time the SEC also notified the Company that it would not bring an enforcement action against the Company or any of its other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Manouch Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Manouch Moshayedi has informed the Company that he continues to believe that the SEC’s complaint is without merit and that he intends to continue to contest vigorously the enforcement action.

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

On June 23, 2013, the Company entered into letter agreements with each of Manouch Moshayedi and Mark Moshayedi, effective as of the date of the Merger Agreement. In addition, on August 7, 2013, the Company entered into letter agreements with Raymond Cook and Robert Saman. These letter agreements provide for acceleration of certain payments to be made to Messrs. Moshayedi, Cook and Saman in connection with the Merger and their termination of employment without cause in connection therewith, otherwise payable pursuant to the existing Amended and Restated Severance and Change in Control Agreements by and between the Company and each of Messrs. Moshayedi, Cook and Saman (collectively, the “Severance Agreements”). Pursuant to the letter agreements, such payments will be paid or commence to be paid immediately prior to the effective time of the Merger, rather than as soon as reasonably

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

practicable after termination (as currently provided in the Severance Agreements with Messrs. Moshayedi) or on the 60th day following termination (as currently provided in the Severance Agreements with Messrs. Cook and Saman). In addition, the letter agreements provide that the form of general release that is required to be effective for each of Messrs. Moshayedi, Cook and Saman to be entitled to receive payments under the Severance Agreements shall be amended (to the extent not already included in the form of release that is an exhibit to the Severance Agreements) to provide that nothing in such general release will release (1) the Company from its obligations under the Severance Agreement, (2) their rights as a shareholder under the Merger Agreement, including receiving the Merger consideration thereunder, and (3) their rights (x) to indemnification under the articles of incorporation and bylaws of the Company, (y) pursuant to the Merger Agreement, and (z) under their respective indemnification agreements with the Company. With respect to Manouch Moshayedi, his letter agreement also confirms that he is not releasing rights under the release and covenant not to sue with WDC that is described under “Recent Litigation Developments” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as described in this paragraph, the Severance Agreements shall remain in full force and effect in accordance with their existing terms. The letter agreements will terminate in the event the Merger Agreement is terminated pursuant to its terms.

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

Note 9 — Shareholders’ Equity

The Company’s share-based award plan permits the granting of stock options, performance awards, dividend equivalents, deferred stock units, stock payments, restricted stock, restricted stock units, stock appreciation rights and other incentive awards to employees, non-employee board members, and consultants. As of June 30, 2013 stock options and restricted stock units were the only awards outstanding.

As of June 30, 2013, there were 1,502,394 shares of common stock that remained available for grant under the Company’s share-based award plan.

During the six months ended June 30, 2013, the Company received approximately $89,000 in cash proceeds for the exercise of 30,114 options.

Outstanding awards under the Company’s share-based award plans were as follows (in thousands):

June 30, 2013
Options outstanding	5,726
Restricted stock units outstanding	2,253

The following table sets forth total unrecognized expense related to share-based compensation arrangements and the period over which the Company expects to recognize such expense (in thousands, except years):

	June 30, 2013
	Total Unrecognized Compensation Expense	Weighted Average Remaining Years to Vest
Non-vested stock options	$11,848	2.3
Non-vested restricted stock units	$14,177	3.0

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock units included in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$236	$244	$439	$465
Sales and marketing	586	665	1,181	1,292
General and administrative	1,769	1,594	3,383	2,961
Research and development	1,039	1,671	1,943	3,117

Total stock-based compensation expense	$3,630	$4,174	$6,946	$7,835

sTec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 10 — Related Party Transactions

The Company occupies two leased facilities of approximately 24,500 and 48,600 square feet, respectively, in Santa Ana, California, which serve as its corporate headquarters. The leases expire in July 2017. In addition to the Company’s executive offices, these facilities also contain engineering, administrative and sales and marketing personnel. The Company leases both facilities from MDC Land LLC (“MDC”), a limited liability company owned by Manouch Moshayedi, Mark Moshayedi and Mike Moshayedi each of whom is a founder of the Company. In addition, Mark Moshayedi is an executive officer of the Company and Manouch Moshayedi and Mark Moshayedi are major shareholders of the Company and directors of the Company as of June 30, 2013.

The following table sets forth the monthly base rent for the two leased facilities (in thousands):

	Six Months Ended June 30,
	2013	2012
24,500 square foot facility	$21	$21
48,600 square foot facility	$36	$36

Beginning August 1, 2009, and continuing for the remainder of the leases, base rents shall be adjusted every two years based on the change in the Consumer Price Index.

Rent expense for these two facilities was as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Rent expense	$342	$342

At June 30, 2013 and December 31, 2012, there was no outstanding facility rent owed to MDC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements often can be, but are not always, identified by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “will,” “would,” and similar expressions, variations or the negative of such expressions. They include, but are not limited to: statements regarding the proposed merger with Western Digital Corporation (“WDC”), our revenue growth initiatives; growing acceptance, adoption and qualification of solid-state drives (“SSDs”) within the enterprise-storage and enterprise-server markets; the evolving storage industry; changes in the average selling prices of our products; the impact of a loss of, or reduction in sales to, any of our key customers; sales to a limited number of customers continue to account for a majority of our revenues for the foreseeable future; our ability to deliver new and enhanced products on a timely basis; our ability to enter into new markets; statements concerning customer adoption and utilization of our technologies and solutions; the benefits, capabilities, performance, cost-savings and energy efficiencies of our products, solutions and other developing technologies; the adoption of our products into new applications and markets; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the seasonality of our business; the availability of certain components in our products that we obtain from a limited number of suppliers; competition from other companies in our industry; the impact of ongoing litigation against us or our directors and executive officers; our ability to attract and retain key employees; changes in political and economic conditions and local regulations, particularly outside of the United States; our ability to protect our intellectual property rights; and fluctuations in foreign currency exchange rates.

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

Recent Developments-Proposed Merger with Western Digital Corporation

On June 23, 2013, we entered into an Agreement and Plan of Merger with Western Digital Corporation, a Delaware corporation (“WDC”), and Lodi Ventures, Inc., a California corporation and wholly-owned subsidiary. For further information see Note 2—“Merger Agreement with Western Digital Corporation” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of WDC. At the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.001 per share (“Common Stock”), (other than shares (i) owned, directly or indirectly, by WDC or Merger Sub, (ii) held in the treasury of the Company, or (iii) held by any holder who has not voted in favor of the Merger and who has properly demanded that the Company purchase such shares in accordance with Chapter 13 of the California General Corporation Law) will convert into the right to receive $6.85 in cash, without interest. All vested and unvested Company stock options (other than unvested sTec stock options that have strike prices greater than $6.85 per share) will be assumed by WDC and converted into stock options to purchase WDC common stock. All unvested sTec stock options that have strike prices greater than $6.85 per share will not be assumed and will be cancelled. All Company restricted stock units will be assumed by WDC and converted into and become rights with respect to WDC common stock.

Consummation of the Merger is subject to customary conditions, including approval of the Merger Agreement and the Merger by the our shareholders, the absence of any material adverse effect on our business, financial condition or results of operations and other customary closing conditions. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties and compliance with its covenants and agreements contained in the Merger Agreement (in each case, subject to customary materiality qualifiers).

Recent Litigation Developments

Please see Part II, Item 1, “Legal Proceedings,” and Note 8—“Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion about:

•

sTec’s Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle and resolve all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by sTec or the other defendants.

•

The SEC’s Complaint filed against sTec’s Founder on July 29, 2012. The legal costs of this litigation are indemnified by sTec and are expected to increase in the two quarters leading up to trial, which is currently expected to take place in November 2013. Under certain limited circumstances, Manouch Moshayedi may also be entitled to be indemnified pursuant to his indemnification agreement with the Company for a portion of any or all of the civil monetary penalties, disgorgement or other payments he may be obligated to pay in connection with such litigation.

Operating Results Volatility

We have experienced volatility in our quarterly operating results and we expect this trend to continue for several reasons, including the following:

•

The majority of our sales are currently being generated from one product line (ZeusIOPS®) and a significant amount of our revenues is concentrated within a small number of customers. A loss or reduction of sales to any one of our major customers or a decrease in demand for our ZeusIOPS® products could materially affect our business, financial condition, results of operations and cash flows.

•

The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. Conversely, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. For example, we believe that the primary reason for the decline in our sales in the second quarter of 2013 compared to the second quarter of 2012 has been our transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products, in addition to increased competition, which has decreased our market share with certain customers.

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

•

The enterprise SSD market is still in its early stages, rapidly evolving and becoming increasingly competitive. Many of these competitors are large, conglomerate businesses with considerable resources. We are facing competition from SSD suppliers with lower-cost drives. These lower cost alternatives have been gaining traction, which has resulted in a decrease in our market share with certain customers. Furthermore, competitive Serial Attached Small Computer Interface System (“SAS”) and/or Fibre Channel (“FC”) based SSDs have been qualified at certain of our customers, which has led to a reduction in orders of our ZeusIOPS® SSDs. A significant reduction in our market share as a result of SSD competition could materially affect our business and result of operations.

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

Flash-based Products and Technologies

Flash-based product revenues were $21.4 million and $39.7 million in the second quarter of 2013 and 2012, respectively. The decrease in Flash-based product revenues in the second quarter of 2013 compared to the same period in 2012 was due primarily to a $17.0 million decrease in Flash-based product sales to two customers. Sales of Flash-based products represented 91% and 97% of our total revenues in the second quarter of 2013 and 2012, respectively.

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

Customers

Historically, a limited number of customers has accounted for a significant percentage of our revenues. Our ten largest customers accounted for an aggregate of 78% of our revenues during the second quarter of 2013, compared to 85% of our revenues during the second quarter of 2012. See Note 3, Sales Concentration, to our unaudited condensed consolidated financial statements for a breakdown of customers accounting for more than 10% of our total revenues during the three and six months ended June 30, 2013 and 2012, respectively. With certain exceptions, sales of our products are generally made through individual purchase orders and, in certain cases, under master agreements governing the terms and conditions of the customer relationships.

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

Revenues by Geographic Region

Sales, which are derived from billings to customers, by geographic region are presented as a percentage of total revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	64%	51%	62%	44%
Singapore	*	22%	*	32%
Czech Republic	*	11%	*	*
Other*	36%	16%	38%	24%

Total	100%	100%	100%	100%

*	Less than 10% by geographic region

Sales billed to customers in the United States as a percentage of total sales increased in the second quarter of 2013 compared to the second quarter of 2012 and in the first six months of 2013 compared to the first six months of 2012 due primarily to a decrease in product sales made to international customers, partially offset by a decrease in product sales to a single customer in the United States. Sales billed to customers in Singapore as a percentage of total sales decreased in the second quarter of 2013 compared to the second quarter of 2012 and in the first six months of 2013 compared to the first six months of 2012 due primarily to a decrease in product sales to two customers. Sales billed to customers in the Czech Republic as a percentage of total sales decreased in the second quarter of 2013 compared to the second quarter of 2012 due primarily to a decrease in product sales to a single customer. Increased competition in the market and a delay in introducing our next-generation of products have decreased our market share with certain international customers.

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

Malaysia Income Tax Holiday

As an incentive to establish operations in Malaysia, the Malaysian government provided us with a tax holiday and certain grants that are subject to meeting certain conditions and is effective through September 29, 2027. The impact of the Malaysia income tax holiday on our provision for income taxes and earnings per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Decrease in provision for income taxes	$618	$1,140	$1,170	$2,100
Benefit of income tax holiday on earnings per share	$0.01	$0.03	$0.02	$0.05

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.0	63.4	72.6	63.8

Gross profit	28.0	36.6	27.4	36.2

Operating expenses:
Sales and marketing	31.6	16.9	30.7	14.9
General and administrative	68.6	32.7	62.0	24.7
Research and development	57.8	42.9	57.6	36.8

Total operating expenses	158.0	92.5	150.3	76.4

Operating loss	(130.0)	(55.9)	(122.9)	(40.2)
Other (loss) income, net	(0.1)	(35.3)	0.0	(15.5)

Loss from operations before income taxes	(130.1)	(91.2)	(122.9)	(55.7)

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Net Revenues. Our revenues decreased 42% from $40.7 million in the second quarter of 2012 to $23.5 million in the second quarter of 2013 due primarily to an $18.3 million, or 46%, decrease in Flash-based product sales, which primarily is a result of a decrease in sales to two customers and a delay in the introduction of our next-generation products and increased competition. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 56% from $32.2 million in the second quarter of 2012 to $14.2 million in the second quarter of 2013.

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

Gross Profit. Our gross profit was $6.6 million in the second quarter of 2013, compared to $14.9 million in the same period in 2012. Gross profit as a percentage of revenues was 28.0% in the second quarter of 2013, compared to 36.6% in the second quarter of 2012. The decrease in gross profit in absolute dollars was due primarily to a decrease in sales of Flash-based products. The decrease in gross profit as a percentage of revenue was due primarily to the decrease in revenues as discussed above, an increase in fixed production overhead and labor costs as a percentage of total revenues, and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees, marketing and advertising related expenses, and expenses for trade shows. Sales and marketing expenses increased 7% from $6.9 million in the second quarter of 2012 to $7.4 million in the second quarter of 2013. Sales and marketing expenses as a percentage of revenues increased from 16.9% in the second quarter of 2012 to 31.6% in the second quarter of 2013. The increase in sales and marketing expenses in absolute dollars was due primarily to a $955,000 increase in payroll and payroll-related costs due to an increase in marketing employee headcount from 26 as of June 30, 2012 to 45 as of June 30, 2013, partially offset by a $440,000 decrease in sales commissions due to lower revenue. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 21% from $13.3 million in the second quarter of 2012 to $16.1 million in the second quarter of 2013. General and administrative expenses as a percentage of revenues increased from 32.7% in the second quarter of 2012 to 68.6% in the second quarter of 2013. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to a $1.3 million increase in litigation costs related primarily to SEC litigation matters and $1.2 million of costs related to the proposed merger with WDC. The increase in general and administrative expenses as a percentage of revenues was also due to the fixed nature of certain general and administrative costs and the decrease in revenues.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses decreased 23% from $17.5 million in the second quarter of 2012 to $13.5 million in the second quarter of 2013. Research and development expenses as a percentage of revenues increased from 42.9% in the second quarter of 2012 to 57.8% in the second quarter of 2013. The decrease in research and development expenses in absolute dollars was due primarily to a $2.1 million decrease in payroll and payroll-related costs primarily due to a decrease in research and development employee headcount from 396 as of June 30, 2012 to 332 as of June 30, 2013, and a $1.9 million decrease in new product development expenses. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues.

Other expense, net. Other expense, net was $26,000 in the second quarter of 2013 and was mainly comprised of losses on foreign currency remeasurements, partially offset by interest income and Malaysian government grant income. Other expense, net was $14.3 million in the second quarter of 2012, and was mainly comprised of $15.0 million of expenses to settle our class action litigation, partially offset by $785,000 of government grant income received from the Malaysian government authority for qualified expenses.

(Benefit)provision for Income Taxes. We recorded a benefit for income taxes of $121,000 in the second quarter of 2013 and provision for income taxes of $12.5 million in the second quarter of 2012, respectively. Our effective tax rate was a 0.4% benefit in the second quarter of 2013 and a 33.6% provision in the second quarter of 2012. Our effective tax rate each quarter will differ from that of previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in our effective tax rate for the second quarter of 2013 from the same period in 2012 was due primarily to the establishment of full non-cash valuation allowance against all of our net U.S. deferred tax assets during the second quarter of 2012.

We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $618,000 and $1.1 million in the second quarter of 2013 and 2012, respectively. The benefit of the income tax holiday on earnings per share was $0.01 and $0.03 in the second quarter of 2013 and 2012, respectively.

We have not provided for U.S. taxes or foreign withholding taxes on approximately $66.6 million of undistributed earnings from our foreign subsidiaries because such earnings are expected to be reinvested for the foreseeable outside of the U.S. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if a majority of these earnings were distributed, we have sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions to offset the amount of resulting taxable income such that we would not be subject to recording significant incremental income tax expense.

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

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination of whether a valuation allowance is required or whether an existing valuation allowance should be maintained or reversed. The evidence we considered includes the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we continue to believe that a full non-cash valuation allowance is appropriate as of June 30, 2013 on our net U.S. deferred tax assets. The full valuation allowance on our U.S. deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance.

Net Loss. Net loss was $30.4 million and $49.6 million in the second quarter of 2013 and 2012, respectively. The decrease in net loss was due primarily to a $14.3 million decrease in other expense, net, and a $12.6 million decrease in income tax expense, partially offset by an $8.3 million decrease in gross profit during the second quarter of 2013.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Net Revenues. Our revenues decreased 50% from $91.1 million in the first six months of 2012 to $45.5 million in the first six months of 2013 due primarily to a $46.2 million, or 52%, decrease in Flash-based product sales, which primarily is a result of a delay in the introduction of our next-generation products and increased competition. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market decreased 61% from $72.5 million in the first six months of 2012 to $28.0 million in the first six months of 2013.

Gross Profit. Our gross profit was $12.5 million in the first six months of 2013, compared to $33.0 million in the same period in 2012. Gross profit as a percentage of revenues was 27.4% in the first six months of 2013, compared to 36.2% in the first six months of 2012. The decrease in gross profit in absolute dollars was due primarily to a decrease in sales of Flash-based products. The decrease in gross profit as a percentage of revenue was due primarily to the decrease in revenues as discussed above, an increase in fixed production overhead and labor costs as a percentage of total revenues, and a decrease in the average selling price of certain SSD products, partially offset by a decrease in Flash component costs.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees, marketing and advertising related expenses, and expenses for trade shows. Sales and marketing expenses increased 4% from $13.5 million in the first six months of 2012 to $14.0 million in the first six months of 2013. Sales and marketing expenses as a percentage of revenues increased from 14.9% in the first six months of 2012 to 30.7% in the first six months of 2013. The increase in sales and marketing expenses in absolute dollars was due primarily to a $1.8 million increase in payroll and payroll-related costs due to an increase in marketing employee headcount from 26 as of June 30, 2012 to 45 as of June 30, 2013, partially offset by a $1.1 million decrease in sales commissions due to lower revenue. The increase in sales and marketing expenses as a percentage of revenues was due primarily to the fixed nature of sales and marketing costs such as certain payroll and payroll-related expenses, excluding sales commissions, and the decrease in revenues.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 25% from $22.5 million in the first six months of 2012 to $28.2 million in the first six months of 2013. General and administrative expenses as a percentage of revenues increased from 24.7% in the first six months of 2012 to 62.0% in the first six months of 2013. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to a $4.1 million increase in litigation costs related primarily to SEC litigation matters and $1.2 million of costs related to the proposed merger with WDC. The increase in general and administrative expenses as a percentage of revenues was also due to the fixed nature of certain general and administrative costs and the decrease in revenues.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses decreased 22% from $33.6 million in the first six months of 2012 to $26.2 million in the first six months of 2013. Research and development expenses as a percentage of revenues increased from 36.8% in the first six months of 2012 to 57.6% in the first six months of 2013. The decrease in research and development expenses in absolute dollars was due primarily to a $4.2 million decrease in payroll and payroll-related costs primarily due to a decrease in research and development employee headcount from 396 as of June 30, 2012 to 332 as of June 30, 2013, and a $3.3 million decrease in new product development expenses. The increase in research and development expenses as a percentage of revenues was due primarily to the fixed nature of certain research and development costs such as payroll and payroll-related expenses and the decrease in revenues.

Other Income (expense), net. Other income, net was $15,000 in the first six months of 2013, and was comprised of interest income and Malaysian government grant income, partially offset by losses on foreign currency remeasurements. Other expense, net was $14.1 million in the first six months of 2012 and was mainly comprised of $15.0 million of expenses to settle our class action litigation, partially offset by $942,000 of government grant income received from the Malaysian government authority for qualified expenses.

(Benefit)provision for Income Taxes. We recorded a benefit for income taxes of $29,000 in the first six months of 2013 and provision for income taxes of $9.5 million in the first six months of 2012. Our effective tax rate was a 0.1% benefit in the first six months of 2013 and a 18.7% provision in the first six months of 2012. Our effective tax rate each quarter will differ from that of previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect from changes to the valuation allowance and the mix of domestic and foreign earnings. The change in our effective tax rate for the six months ended June 30, 2013 from the same period in 2012 was due primarily to the establishment of a full non-cash valuation allowance against all our net U.S. deferred tax assets during the second quarter of 2012.

We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $1.2 million and $2.1 million in the first six months of 2013 and 2012, respectively. The benefit of the income tax holiday on earnings per share was $0.02 and $0.05 in the first six months of 2013 and 2012, respectively.

We have not provided for U.S. taxes or foreign withholding taxes on approximately $66.6 million of undistributed earnings from our foreign subsidiaries because such earnings are expected to be reinvested for the foreseeable outside of the U.S. Determination of the amount of unrecognized deferred tax liability for temporary differences related to these undistributed earnings is not practicable; however, if a majority of these earnings were distributed, we have sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions to offset the amount of resulting taxable income such that we would not be subject to recording significant incremental income tax expense.

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

In accordance with ASC 740, we considered key positive and negative evidence using a “more likely than not” realization standard in making the determination of whether a valuation allowance is required or whether an existing valuation allowance should be maintained or reversed. The evidence we considered includes the nature, frequency and severity of current or projected three-year historical cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating losses, tax credit carryforwards and tax planning alternatives. As a result of our analysis and based on the criteria outlined in ASC 740, we continue to believe that a full non-cash valuation allowance is appropriate as of June 30, 2013 on our net U.S. deferred tax assets. The full valuation allowance on our U.S. deferred tax assets does not have any impact on our cash, nor does such an allowance preclude us from using our tax losses, tax credits or other deferred tax assets in future periods. To the extent that we are able to generate taxable income in the future to utilize our deferred tax assets, we will be able to reduce our effective tax rate by reducing all or a portion of the full non-cash valuation allowance.

Net Loss. Net loss was $55.9 million and $60.3 million in the first six months of 2013 and 2012, respectively. The decrease in net loss was due primarily to a $14.1 million decrease in other expense, net, a $9.5 million decrease in income tax expense, and a $1.3 million decrease in operating expenses, partially offset by a $20.5 million decrease in gross profit.

Comparison of Three Months Ended June 30, 2013 to Three Months Ended March 31, 2013

Net Revenues. Our revenues increased 7% from $22.0 million in the first quarter of 2013 to $23.5 million in the second quarter of 2013 due primarily to $550,000 of non-recurring engineering services, a $490,000 increase in Flash-based product sales and a $455,000 increase in other revenues related to the sale of raw materials. Within Flash-based product sales, shipments of our ZeusIOPS® SSDs into the enterprise market increased 2% from $13.9 million in the first quarter of 2013 to $14.2 million in the second quarter of 2013.

Gross Profit. Our gross profit was $6.6 million in the second quarter of 2013, compared to $5.9 million in the first quarter of 2013. Gross profit as a percentage of revenues was 28.0% in the second quarter of 2013, compared to 26.8% in the first quarter of 2013. The increase in gross profit in absolute dollars and as a percentage of revenue was due primarily to profit on non-recurring engineering services recognized in the second quarter of 2013.

Sales and Marketing. Sales and marketing expenses are comprised primarily of payroll and payroll-related expenses for our domestic and international sales and marketing employees, marketing and advertising related expenses, and expenses for trade shows. Sales and marketing expenses increased 12% from $6.6 million in the first quarter of 2013 to $7.4 million in the second quarter of 2013. Sales and marketing expenses as a percentage of revenues increased from 29.8% in the first quarter of 2013 to 31.6% in the second quarter of 2013. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was due primarily to a $265,000 increase in payroll and payroll-related costs due to an increase in marketing employee headcount and a $285,000 increase in tradeshow and travel expenses.

General and Administrative. General and administrative expenses are comprised primarily of payroll and payroll-related expenses for our executive and administrative employees, professional fees and facilities overhead. General and administrative expenses increased 33% from $12.1 million in the first quarter of 2013 to $16.1 million in the second quarter of 2013. General and administrative expenses as a percentage of revenues increased from 54.9% in the first quarter of 2013 to 68.6% in the second quarter of 2013. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to a $2.8 million increase in litigation costs related primarily to SEC litigation matters and $1.2 million of costs related to the proposed merger with WDC.

Research and Development. Research and development expenses are comprised primarily of payroll and payroll-related expenses for our engineering staff, product design costs, consulting fees and material costs related to new product development. Research and development expenses increased 6% from $12.7 million in the first quarter of 2013 to $13.5 million in the second quarter of 2013. Research and development expenses as a percentage of revenues increased from 57.5% in the first quarter of 2013 to 57.8% in the second quarter of 2013. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to a $651,000 increase in new product development expenses.

Other Income (expense), net. Other expense, net was $26,000 in the second quarter of 2013 and was comprised of losses on foreign currency remeasurements, partially offset by interest income and Malaysian government grant income. Other income, net was $41,000 in the first quarter of 2013 and was comprised of by interest income and Malaysian government grant income, partially offset by losses on foreign currency remeasurements.

(Benefit)provision for Income Taxes. We recorded a benefit for income taxes of $121,000 in the second quarter of 2013 and a provision for income taxes of $92,000 for the first quarter of 2013. Our effective tax rate was 0.4% benefit for the second quarter of 2013 and a 0.4% provision for the first quarter of 2013. Our effective tax rate each quarter will differ from previous quarters due to various factors, such as tax legislation, the results of tax audits, the effectiveness of our tax-planning strategies, discrete items, the effect of changes to the valuation allowance, and the mix of domestic and foreign earnings. The change from a provision for income taxes in the first quarter of 2013 to a benefit for income taxes in the second quarter of 2013 was due to the recognition of previously unrecognized tax benefits from the expiration of the statute of limitations during the second quarter of 2013.

We operate under an income tax holiday in Malaysia, which is effective through September 29, 2027 subject to meeting certain conditions. The impact of the Malaysia income tax holiday decreased our provision for income taxes by $618,000 and $552,000 for the second quarter of 2013 and first quarter of 2013, respectively. The benefit of the income tax holiday on earnings per share was $0.01 in the second quarter of 2013 and first quarter of 2013.

Net Loss. Net loss was $30.4 million and $25.5 million in the second quarter of 2013 and first quarter of 2013, respectively. The quarterly increase in net loss was due primarily to a $5.7 million increase in operating expenses, partially offset by a $670,000 increase in gross profit.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

As of June 30, 2013, we had working capital of $139.7 million, including $116.3 million of cash and cash equivalents, compared to working capital of $185.9 million, including $158.2 million of cash and cash equivalents as of December 31, 2012, and working capital of $221.2 million, including $207.2 million of cash and cash equivalents as of June 30, 2012. Current assets were 5.2 times current liabilities as of June 30, 2013, compared to 4.2 times current liabilities as of December 31, 2012 and 4.3 times current liabilities as of June 30, 2012.

As of June 30, 2013, of the $116.3 million of aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $61.4 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest these funds for the foreseeable future outside of the U.S. Further, our current liquidity position and business plan do not demonstrate a need to repatriate the foreign-held funds for our U.S. operations. If we are not able to achieve the planned improvements in the financial performance of our U.S. operations we may need to re-assess our conclusion that these foreign funds will not need to be remitted to the U.S. in the foreseeable future. However, if a majority of these earnings were distributed, we have sufficient U.S. net operating loss carryforwards, tax credit carryforwards, and additional tax deductions to offset the amount of resulting taxable income such that we would not be subject to recording significant incremental income tax expense.

Operating Activities

Net cash used in operating activities was $24.0 million in the first six months of 2013 and resulted primarily from a net loss of $55.9 million, partially offset by a $7.1 million increase in accounts payable, a $5.3 million decrease in accounts receivable, net of allowances, a $4.0 million increase in accrued and other liabilities, $6.9 million of non-cash stock-based compensation expense, and $6.4 million of non-cash depreciation and amortization. Accounts receivable decreased due primarily to a decrease in revenues in the second quarter of 2013, compared to the fourth quarter of 2012.

Investing Activities

Net cash used in investing activities was $2.6 million in the first six months of 2013 resulting from purchases of property, plant and equipment related primarily to tenant improvements, computer equipment, and engineering equipment at our Malaysia and U.S. facilities.

As of June 30, 2013, we have made capital expenditures of approximately $47 million in connection with our Malaysia facility primarily related to building construction costs, acquisition of land and purchases of production equipment. We estimate that total additional investments in property, plant and equipment will be approximately $38 million over the next five years ending June 30, 2018. We expect that the substantial majority of these estimated investments will relate to our Malaysia operations.

Financing Activities

Net cash used in financing activities was $15.3 million in the first six months of 2013 and resulted primarily from the transfer of $15.2 million into an escrow account in the custody of the United States District Court for the Central District of California in accordance with the terms of the Settlement Agreement as described in Note 8- “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

From time to time, our board of directors has authorized various programs to repurchase shares of our common stock depending on market conditions and other factors. Currently we do not have any repurchase programs in effect and did not have such programs in effect in the first six months of 2013.

On March 28, 2013, the Company’s subsidiary, sTec Technology Sdn. Bhd. (“sTec Malaysia”), terminated its $1.0 million aggregate principal short-term credit facility (the “Short-term Facility”) with Deutsche Bank (Malaysia) Berhad. The purpose of the Short-term Facility was to facilitate general business transactions and fund working capital requirements for sTec Malaysia, on an as-needed basis.

We believe that our existing assets, cash and cash equivalents on hand will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next twelve months, to expand our operations, or to consummate acquisitions of other businesses, products or technologies. We could consider raising such funds by accessing the capital or credit markets to issue equity or debt securities, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain additional credit facilities for other reasons. There can be no assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or new convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock. Moreover, while the Merger Agreement is in effect, subject to certain exceptions, we and our subsidiaries are also restricted in the ability to issue equity interests, incur indebtedness above certain levels and engage in other specified activities.

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

Set forth in the table below is our estimate of our significant contractual obligations as of June 30, 2013 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligation
Non-cancelable inventory purchase commitments	$34,855	$34,855	$—	$—	$—
Operating lease obligations	4,686	1,339	2,513	834	—
Non-cancelable capital equipment purchase commitments	281	281	—	—	—
Other non-cancelable purchase commitments	1,083	1,083	—	—	—

Total	$40,905	$37,558	$2,513	$834	$—

New Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of sTec, Inc. and each of its subsidiaries. All accounts and transactions among sTec and its subsidiaries have been eliminated in consolidation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2013 as compared to that which was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2013, our cash and cash equivalents were $116.3 million, invested primarily in bank deposit accounts, money market accounts and money market funds. Our cash and cash equivalents are not subject to significant interest rate risk. As of June 30, 2013, the carrying value of our cash and cash equivalents approximated fair value. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer.

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

Equity Price Risk

In December 2012, we invested in a privately held company that specializes in software-defined storage. This investment is carried at cost and included in other assets, net in our Unaudited Condensed Consolidated Balance Sheets and, as of June 30, 2013, the total carrying amount of this investment was approximately $5.0 million. Privately held companies in which we invested or will consider for investment are typically in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are usually in the early stages and may never materialize. As a result, we could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management determined that as of June 30, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Proposed Merger with WDC

The announcement and pendency of the proposed Merger with WDC could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed Merger with WDC could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. We may potentially lose important employees who decide to pursue other opportunities in light of the proposed Merger, and we may also have difficulty hiring new employees. We may also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which may adversely affect our business and results of operations.

Pursuant to the Merger Agreement, we are subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, sell or otherwise dispose of our assets and incur indebtedness. These restrictions could prevent us from pursuing attractive business opportunities, result in our inability to respond effectively to industry developments and future opportunities and may otherwise harm our business, financial results and operations.

Failure to complete the proposed Merger with WDC could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. The consummation of the Merger is subject to a number of conditions, including the approval and adoption of the Merger Agreement by our shareholders, and certain other customary conditions, including the absence of laws or judgments prohibiting or restraining the Merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied, if at all. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, a change in the recommendation of the board of directors of the Company or a termination of the Merger Agreement by the Company to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire the Company at a price of $6.85 per share or higher and on other terms acceptable to us, our stock price may decline as our common stock has recently traded at prices based on the proposed per share price for the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to consummate the Merger. Under certain circumstances specified in the Merger Agreement, in connection with termination of the Merger Agreement, we may also be required to pay WDC a termination fee of $9,400,000. Furthermore, if the Merger is not consummated, this may result in negative publicity and a negative impression of the Company, including in the investment community.

If the Merger Agreement is not approved and adopted by our shareholders, or if the Merger is not consummated for any other reason, there can be no assurance that any other acceptable transaction will be offered or that our business, prospects or results of operations will not be adversely affected. The occurrence of any of these events could have a material adverse impact on our results of operations and our stock price.

Risks Related to Our Business and Industry

The introduction and acceptance of new and enhanced versions of our products may cause fluctuations in our operating results.

Our ability to compete depends in significant part upon our ability to successfully develop, introduce and sell new and enhanced versions of our products. The introduction of new and enhanced versions of our products may shorten the life cycle of our existing products, or replace sales of some of our existing products, thereby offsetting the benefits of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new and enhanced versions. For example, we believe that in addition to increased competition in the enterprise market, the decline in our sales in the second quarter of 2013 as compared to the second quarter of 2012 was significantly impacted by delays in the transition to the next-generation of our ZeusIOPS® and MACH16™ SSDs and gradual customer adoption of those products. Conversely, when we introduce new and enhanced versions of our products, customers may accelerate purchases of existing products and defer purchases of new life cycle products due to the cost and lead times involved in the qualification of new products. Any of these instances may cause fluctuations in our inventory levels. The complexity and difficulties in managing product transitions at the end-of-life stage of a product can also create excess inventory associated with the outgoing product that can also lead to product obsolescence and increased expenses. Any or all of the above responses to the introduction of new and enhanced versions of our products could cause volatility in our operating results or have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The major industries in which we have participated are dominated by a limited number of OEM companies. As a result, historically, sales to a relatively limited number of customers have accounted for a significant percentage of our revenues. In the second quarter of 2013 and second quarter of 2012, sales to our ten largest customers accounted for an aggregate of 78% and 85%, respectively, of our total revenues.

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

We conduct business in an industry characterized by intense competition. We primarily compete with Fusion-io, Hitachi GST, Intel, LSI, Micron, OCZ, Samsung, SanDisk, Seagate, SMART Modular, Toshiba and WDC in connection with the sale of our products. Our competitors include many large U.S. and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers. The recently closed mergers between Hitachi GST and WDC and between Samsung’s HDD business and Seagate could exacerbate the degree of competition that we face. Our larger, more heavily resourced competitors may be in a better position than we are to influence or respond to new or emerging technologies or standards and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver more competitive products, or products more quickly or at a lower price.

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

As described in detail in Note 8 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, a class action is pending in the United States District Court for the Central District of California, alleging, among other things, that sTec and certain of our senior officers and directors violated the federal securities laws by issuing materially false and misleading statements. On October 5, 2012, we entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to settle the federal class action. The Settlement Agreement provides for the resolution of all the pending claims in the federal class action litigation, without any admission or concession of wrongdoing by sTec or the other defendants. sTec and the other defendants have entered into the Settlement Agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The Settlement Agreement provides for a fund of $35.8 million in exchange for a full and complete release of all claims that were or could have been asserted in the federal class action. On May 23, 2013, the Court entered a final order and judgment, affirming the preliminary approval order and certification of the class as set forth in the Court’s June 16, 2012 Order and for purposes of the Securities Act claims asserted by persons and entities that, between June 16, 2009 and February 23, 2010, purchased or otherwise acquired publicly traded common stock of sTec, and were damaged thereby, subject to certain self-exclusions. In light of the settlement of the federal class action, the parties have filed a voluntary stipulation of dismissal of the previously disclosed class action in the Superior Court of Orange County, California.

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

In addition, purported shareholder derivative actions are pending in the Superior Court for the County of Orange, California and the United States District Court for the Central District of California against certain of our senior officers and directors based on allegations substantially similar to those set forth in the class action. In the lawsuit filed on October 25, 2012, in addition to derivative claims, the plaintiff has also asserted individual claims against certain of our senior officers and directors. Since the announcement of the Merger Agreement, the plaintiffs in the state court derivative action have filed a motion seeking leave to amend their complaint to include claims related to the merger. In addition, the plaintiffs in the federal court derivative action have indicated their intention to seek leave to amend the operative complaints to add claims arising from the Merger Agreement. The Company intends to oppose any attempt by the plaintiffs in these actions to amend the complaints to assert new and unrelated claims based on the Merger Agreement. In addition, as described in detail in Note 8 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, seven putative class action lawsuits have been filed by shareholders in Superior Court of the State of California, County of Orange against the Company, members of its board of directors, WDC and Merger Sub related to the proposed merger.

In addition, as described in detail in Note 8 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, seven putative class action lawsuits have been filed by shareholders in Superior Court of the State of California, County of Orange against sTec, members of our board of directors, WDC and Merger Sub related to the proposed Merger.

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

Our Founder’s litigation with the U.S. Securities and Exchange Commission could require him to spend significant time and attention on his defense of the case and could result in significant legal expenses. An unfavorable outcome could bar him from returning to service as our CEO or as a Director and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

During 2009, the SEC commenced a formal investigation involving trading in our securities. On July 19, 2011, we received a “Wells Notice” from the SEC stating that the Staff of the SEC was considering recommending that the SEC initiate a civil injunctive action against sTec, our founder, Manouch Moshayedi, and our CEO and President, Mark Moshayedi, for violations of the antifraud and reporting provisions of the federal securities laws. On July 19, 2012, the SEC filed a civil action against Manouch Moshayedi. At the same time, the SEC also notified us that it would not bring an enforcement action against sTec or any of our other executive officers. The SEC’s civil complaint, filed in the United States District Court for the Central District of California, alleges that Manouch Moshayedi violated the antifraud provisions of the federal securities laws. The complaint seeks (1) an injunction against future violations of the federal securities laws; (2) disgorgement of any ill-gotten gains as well as pre-judgment interest; (3) civil monetary penalties; and (4) a bar from serving as an officer or director of a public company. Manouch Moshayedi has informed us that he believes that the SEC’s complaint is without merit and that he intends to contest vigorously the enforcement action. Regardless of the merits, the cost of defending such claims, potential indemnification obligations, and the diversion of management’s attention from the day-to-day operations of our business, could adversely affect our business, results of operations and cash flows.

In connection with entry into the Merger Agreement, Manouch Moshayedi entered into a release and covenant not to sue in favor of WDC, effective as of the date of the Merger Agreement. The release and covenant not to sue provides that should Mr. Moshayedi seek indemnification from the Company in connection with the SEC’s civil action described above, and Mr. Moshayedi is otherwise entitled to be indemnified, Mr. Moshayedi has released the Company, its subsidiaries, WDC and other specified persons from all claims for indemnification, except for an aggregate underlying total of up to $20 million. In exchange for such limited release, WDC has agreed to continue to pay Mr. Moshayedi’s legal fees in connection with the action consistent with past practice and has released him from any obligation to reimburse the Company for such legal fees under his indemnification agreement with the Company. The release and covenant not to sue will terminate in the event the Merger Agreement is terminated pursuant to its terms.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. It may be necessary, from time to time, to initiate litigation against third parties to preserve our intellectual property rights. In addition, a third party could claim that our products infringe or contribute to the infringement of a patent or other proprietary right. From time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. For example, as described in detail in Note 8 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on September 7, 2011, Solid State Storage Solutions, Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas against us and several other defendants alleging that certain of our products and or/services infringe certain patents allegedly owned by Solid State Storage Solutions, Inc. On December 19, 2012, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and precludes the plaintiff from again claiming that our products infringe its patents. Although we continue to dispute that our products infringe any valid claims of patents, the settlement enables us to avoid further legal defense costs and the diversion of management resources, and the settlement should not be deemed an admission of any liability. On January 2, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

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

Our insurance policies may not be adequate to fully offset losses from covered claims, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. Nevertheless, as described in Note 8 – “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the settlement amount under the terms of the Settlement Agreement with the federal class action Lead Plaintiff is in excess of our director and officer insurance coverage limits for the applicable insurance claim period, and has negatively impacted our results of operations—See Item 2, Part I—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details. Our contribution to the settlement was made at the end of the first quarter of 2013, which negatively impacted our cash flows in the first quarter of 2013. If our insurance coverage for future insurance claim periods is inadequate to protect us against catastrophic losses or unpredictable liabilities, any uncovered losses or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our intellectual property is critical to our success. As of August 1, 2013, we owned 57 patents and 76 additional patent applications were pending. Although we protect our intellectual property rights through patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee disclosure and invention assignment agreements, it is possible that our efforts to protect our intellectual property rights may not:

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

The volatility of general global economic conditions and fluctuations in currency exchange rates affect the prices of our products and the prices of the components used in our products. International sales, which are derived from billings to foreign customers, accounted for 36% and 49%, of our total revenues in the second quarter of 2013 and 2012, respectively. In second quarter of 2012, 22% and 11% of our revenues were derived from billings to customers in Singapore and the Czech Republic, respectively. For the second quarter of both 2013 and 2012 more than 95% of our international sales were denominated in U.S. dollars, and if the U.S. dollar experiences significant appreciation relative to the currency of a specific country, the prices of our products will rise in such country and our products may be less competitive. In addition, our international customers may not be willing to continue to place orders denominated in U.S. dollars. If they do not, our revenues and results of operations will be subject to greater variations from foreign exchange fluctuations, which could harm our business. We do not hedge against foreign currency exchange rate risks.

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

Risks Related to Our Common Stock

Our stock price is highly volatile.

Our common stock has been publicly traded since September 2000. The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2011 to August 1, 2013 our common stock has traded at prices as low as $3.32 and as high as $25.44 per share. These fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. As a result of volatility, the market price of our common stock may materially decline, regardless of our operating performance. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.

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

Mark Moshayedi and Manouch Moshayedi are brothers who (along with a third brother Mike Moshayedi) founded sTec. They have owned a substantial amount of the Company’s shares since its inception. As of June 30, 2013 Mark and Manouch Moshayedi beneficially owned, in the aggregate, approximately 14% of our outstanding common stock. This beneficial ownership percentage does not include shares that were gifted by Mark Moshayedi to an irrevocable trust for the benefit of his descendants and shares that were gifted by Manouch Moshayedi to an irrevocable trust for the benefit of his descendants, which totals to approximately 5% of our outstanding common stock, but to which Mark and Manouch Moshayedi each disclaim beneficial ownership. As shareholders, Mark and Manouch Moshayedi may have interests that diverge from those of other holders of our common stock. In addition, Mark Moshayedi is our CEO and President and Manouch Moshayedi is our founder, and both are sTec Board members. As a result, they have the potential or perceived ability to influence all matters requiring approval by our shareholders, including approval of significant corporate transactions and the decision of whether a change in control will occur. This potential or perceived influence could affect the price that certain investors may be willing to pay for shares of our common stock.

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

As previously disclosed, on June 23, 2013 we entered into letter agreements with Messrs. Manouch and Mark Moshayedi, in connection with our entry into the Merger Agreement. In addition, on August 7, 2013 we entered into letter agreements with Messrs. Cook and Saman. These letter agreements provide for a change in the timing of payment of certain amounts to Messrs. Moshayedi, Cook and Saman in connection with the Merger and their termination of employment without cause upon the closing of the Merger. All of the amounts addressed by the letter agreements are payable pursuant to their existing Amended and Restated Severance and Change in Control Agreements (collectively, the “Severance Agreements”) upon termination without cause in connection with a change in control. Pursuant to the letter agreements, such payments will be paid or commence to be paid immediately prior to the effective time of the merger, rather than as soon as reasonably practicable after termination (as currently provided in the Severance Agreements with Messrs. Moshayedi) or on the 60th day following termination (as currently provided in the Severance Agreements with Messrs. Cook and Saman). In addition, the letter agreements provide that the form of general release that is required to be effective for each of Messrs. Moshayedi, Cook and Saman to be entitled to receive payments under the Severance Agreements shall be amended (to the extent not already included in the form of release that is an exhibit to the Severance agreements) to provide that nothing in such general release will release (1) sTec from our obligations under the Severance Agreement, (2) their rights as a shareholder under the Merger Agreement, including to receive the Merger consideration thereunder, and (3) their rights (x) to indemnification under our articles of incorporation and bylaws, (y) pursuant to the Merger Agreement, and (z) under their respective indemnification agreements with sTec. With respect to Manouch Moshayedi, his letter agreement also confirms that he is not releasing rights under the release and covenant not to sue with WDC that is described under “Recent Litigation Developments” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as described in this paragraph, the Severance Agreements shall remain in full force and effect in accordance with their existing terms. The letter agreements will terminate in the event the Merger Agreement is terminated pursuant to its terms.

ITEM 6.	EXHIBITS

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 23, 2013, by and among Western Digital Corporation, Lodi Ventures, Inc. and sTec, Inc.		2.1	Filed herewith†

3.1	Amended and Restated Articles of Incorporation	S-1/A	3.1	July 3, 2000

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	S-1/A	3.3	September 27, 2000

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	10-Q	3.1	May 14, 2001

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	8-K	3.1	March 8, 2007

3.2	Second Amended and Restated Bylaws	8-K	3.2	September 27, 2011

4.1	Specimen Stock Certificate	10-K	4.2	March 30, 2007

10.1	Letter Agreement, dated as of June 23, 2013, by and between Manouch Moshayedi and sTec, Inc.	8-K	10.1	June 25, 2013

10.2	Letter Agreement, dated as of June 23, 2013, by and between Mark Moshayedi and sTec, Inc.	8-K	10.1	June 25, 2013

10.3	Letter Agreement, dated as of August 7, 2013, by and between Raymond D. Cook and sTec, Inc.			Filed herewith

10.4	Letter Agreement, dated as of August 7, 2013, by and between Robert M. Saman and sTec, Inc.			Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
†	This exhibit was originally filed as Exhibit 2.1 to the Registrant’s Form 8-K, filed on June 25, 2013, however it is being refiled to correct an error in a cross-reference in such filed version arising from a computer-generated glitch in the cross references.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

sTec, Inc., a California corporation

Date: August 7, 2013	/S/ RAYMOND D. COOK
Raymond D. Cook Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

sTec, Inc.

Index to Exhibits

		Incorporation by Reference
Exhibit Index	Exhibit Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 23, 2013, by and among Western Digital Corporation, Lodi Ventures, Inc. and sTec, Inc.		2.1	Filed herewith†

3.1	Amended and Restated Articles of Incorporation	S-1/A	3.1	July 3, 2000

3.1.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated August 31, 2000	S-1/A	3.3	September 27, 2000

3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated May 1, 2001	10-Q	3.1	May 14, 2001

3.1.3	Certificate of Ownership as filed with the California Secretary of State on March 7, 2007	8-K	3.1	March 8, 2007

3.2	Second Amended and Restated Bylaws	8-K	3.2	September 27, 2011

4.1	Specimen Stock Certificate	10-K	4.2	March 30, 2007

10.1	Letter Agreement, dated as of June 23, 2013, by and between Manouch Moshayedi and sTec, Inc.	8-K	10.1	June 25, 2013

10.2	Letter Agreement, dated as of June 23, 2013, by and between Mark Moshayedi and sTec, Inc.	8-K	10.2	June 25, 2013

10.3	Letter Agreement, dated as of August 7, 2013, by and between Raymond D. Cook and sTec, Inc.			Filed herewith

10.4	Letter Agreement, dated as of August 7, 2013, by and between Robert M. Saman and sTec, Inc.			Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
†	This exhibit was originally filed as Exhibit 2.1 to the Registrant’s Form 8-K, filed on June 25, 2013, however it is being refiled to correct an error in a cross-reference in such filed version arising from a computer-generated glitch in the cross references.